Form 10KSB
period 2005-12-31
American Caresource Holdings, Inc.
filed 2006-03-31
CIK 1316645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)

|X|                  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 000-51603

                       AMERICAN CARESOURCE HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

                Delaware                                          20-0428586
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   8080 Tristar Drive, Irving, Texas                                75063
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (214) 596-2400

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                              Name of Each Exchange
                                                            on Which Registered

                 None.                                             None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrants is a shell company as defined in Rule 12b-2 of the Exchange Act. |_|

Issuer's revenue for the year ended December 31, 2005: $4,417,446

As of March 30, 2006, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was $41,664,640 and 7,729,989 shares of common stock were outstanding.

As of March 30, 2006, there were 14,370,709 shares of the issuer's common stock outstanding.

                                     PART I

Item 1. Description of Business.

      American CareSource Holdings, Inc. ("American CareSource Holdings", "we", "us", "our", or the "Company") became an independent public company, on December 23, 2005, after Patient Infosystems, Inc. ("Patient Infosystems") distributed by dividend substantially all of its shares of American CareSource Holdings common stock to Patient Infosystems' stockholders. Public trading of the Company's stock commenced on December 28, 2005 on the Over the Counter Bulletin Board Market (the "OTC Bulletin Board") under the symbol ACSH.OB.

      American CareSource Holdings is an ancillary benefits management company. Through its comprehensive network, customer service support and claims management services, the Company assists health benefits plan sponsors such as preferred provider organizations, third party administrators, workers compensation benefits administrators, insurance companies, and employers expand the range of provider choices available to their patients while reducing overall ancillary benefits costs. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services.

      American CareSource Holdings was incorporated in November 2003 under the laws of Delaware as a wholly-owned subsidiary of Patient Infosystems in order to facilitate its acquisition of substantially all of the assets of American CareSource Corporation. American CareSource Corporation had been in operation since 1997. The predecessor company to American CareSource Corporation, Physician's Referral Network, had been operable since 1995. The business of American CareSource Holdings includes the previous business of American CareSource Corporation.


      American CareSource Holdings principal executive offices are located at 8080 Tri-Star Drive, Irving, Texas 75063 and its telephone number is (214) 596-2400. Our Internet address is www.anci-care.com.

Recent Developments

      On December 23, 2005, Patient Infosystems distributed by dividend 12,071,309 of its shares of common stock of American CareSource Holdings, of which 10,091,899 shares of common stock were distributed pursuant to a registration statement on Form SB-2. Patient Infosystems did not receive any proceeds from the distribution of the shares to its stockholders. Approximately 300,000 shares were retained by Patient Infosystems. Of the 300,000 American CareSource Holdings' shares, 146,482 shares were registered under the aforementioned registration statement and 153,518 are restricted shares. Immediately following the distribution, American CareSource Holdings became an independent public company.

      The American CareSource shares distributed by dividend in December 2005 included dividends on shares sold in October 2005 by Patient Infosystems. In October 2005, Patient Infosystems, in a private placement to accredited investors sold 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. In connection with this transaction, Patient Infosystems granted investors certain registration rights pursuant to a registration rights agreement. The purchasers of the shares of common stock of Patient Infosystems received 1,705,756 shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the distribution of American CareSource Holdings stock which took place December 23, 2005. However, the American CareSource Holdings shares issued to such investors were deemed to be restricted securities and issued pursuant to exemptions from registration under the Securities Act.

      Also in October 2005, Patient Infosystems issued 547,244 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holders of Patient Infosystems' preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock. The holders of these shares also received 273,618 shares of American CareSource Holdings common stock as a result of the dividend declared and paid in connection with the December 23, 2005 distribution. Such American CareSource Holding's shares were also restricted and issued pursuant to an exemption from the registration requirements of the Securities Act.

      In January 2006, American CareSource Holdings created a wholly owned subsidiary, Ancillary Care Services, Inc. ("Care Services"). Ancillary Care Services is a holding company which wholly owns the following newly formed operating subsidiaries: Ancillary Care Services Medicare, Inc., Ancillary Care Services Workers Compensation, Inc. and Ancillary Care Services Group Health, Inc. American CareSource Holdings intends to operate its ancillary care services business within each of the foregoing operating subsidiaries.

      In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to re-pay the balance of an existing credit line with Wells Fargo Bank, N.A.. The transaction consisted of a sale to accredited investors of approximately two million shares of common stock. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to "accredited investors" as defined in Rule 501 of Regulation D. Laidlaw & Company
(UK) Ltd. acted as the placement agent in connection with the private placement. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing in addition to other costs. Additionally, American CareSource Holdings granted the accredited investors certain registration rights pursuant to a registration rights agreement, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement following the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the placement agent's warrants. If the registration statement is not filed or effective before, June 29, 2006, being the 120th day following the final closing date, the Company will be subject to a penalty of 1.0% per month ($100,000 per month) of the aggregate purchase price for each month that the registration statement is not effective. This penalty would be in effect for 20 months following the expiration of the 120 day period and would be a maximum of 20% or approximately $2 million.

Products and Capabilities

Ancillary benefits management

      Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, durable medical equipment, orthotics and prosthetics, laboratory and many other services. These ancillary services are provided to patients as benefits under group health, workers compensation plans and Medicare plans.

      Ancillary services include but are not limited to the following categories:

 o  Outpatient Therapy/Rehab         o  Orthotics and Prosthetics
 o  Home Health Services             o  Pain Management
 o  Surgical Centers                 o  Pharmacy
 o  Laboratory Services              o  Physical Therapy
 o  Home Infusion Therapy            o  Respiratory Services
 o  Chiropractic Services            o  Sleep Studies
 o  Diagnostic Imaging/Radiology     o  Sub-Acute and Skilled Nursing facilities
 o  Dialysis Services                o  Hospice Services
 o  Durable Medical Equipment        o  Bone Growth Stimulators

American CareSource Holdings manages the administration of these non-hospital, non-physician services.

      Through its contracts with over 2,400 ancillary service providers (with over 20,000 sites nationwide), American CareSource Holdings is able to offer its clients direct cost savings in the form of discounted rates for contracted services and administrative cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary benefits. American CareSource Holdings benefits management services include processing the claims submitted by its covered providers, re-pricing the claims, submitting the claims for payment, receiving and disbursing claims payments and performing customer service functions for its clients and contracted providers. For preferred provider organization ("PPO"), third party administrator ("TPA") and similar clients, contracting with American CareSource Holdings also allows the clients to market comprehensive, efficient and affordable ancillary service benefits to their payor customers.

      As part of its ancillary benefits management services, ancillary providers submit claims for services performed for covered members. American CareSource Holdings re-prices these claims under the relevant payor fee schedule, performs electronic conversion and HIPAA formatting services, and submits the re-priced claims to the appropriate payors. After adjudication of the claims by the Payor, the Payor issues an Explanation of Benefits, Explanation of Payment and check for each claim. In most cases, these checks are sent to American CareSource Holdings. American CareSource Holdings then pays the providers under the relevant provider fee schedule. The difference between the amounts received by American CareSource Holdings from its clients and the amounts paid by American CareSource Holdings to its contracted providers represents American CareSource Holdings gross margin on its benefits management services.

      Value-added services that American CareSource Holdings provides to its clients include the following:

      Ancillary network analysis. American CareSource Holdings analyzes the available claims history from each client and develops a specific plan to meet their needs. This analysis identifies high-volume providers that are not already in American CareSource Holdings network. American CareSource Holdings attempts to contract with such providers to maximize discount levels and capture rates.

      Ancillary custom network. American CareSource Holdings customizes its network to meet the needs of each client. In particular, American CareSource Holdings reviews the "out-of-network" claims history through its network analysis service and develops a strategy to create a network that efficiently serves the client's needs. This may involve adding additional providers for a client and removing providers the client wants excluded from their network.

      Ancillary reimbursement. American CareSource Holdings uses its network analysis to develop a single reimbursement level for all clients. American CareSource Holdings also processes denials and appeals for its clients and for its contracted providers.

      Ancillary network management. American CareSource Holdings manages ancillary service provider contracts, reimbursement and credentialing for its clients. This provides administrative benefits to American CareSource Holdings clients and reduces the burden on providers who typically must supply credentialing documentation and engage in contract negotiation with separate payors.

      Ancillary systems integration. American CareSource Holdings has created a proprietary software system that enables it to manage many different customized accounts and includes the following modules:

o     Provider network management
o     Credentialing
o     Claims and case referral management
o     Data transfer management/EDI
o     Repricing and auto-adjudication
o     Multi-level reimbursement management
o     Posting, EOB, check, and e-funds processes
o     Customer service management
o     Directory management
o     Claim repricing / adjudication
o     Advanced data reporting

      Ancillary reporting. American CareSource Holdings provides a complete suite of reports available to each client monthly. The reports cover contracting efforts and capture rates, discount levels, referral volumes by service category and complete claims and utilization reports.

      Ancillary claims management. American CareSource Holdings can manage ancillary claims flow, both electronic and paper, and integrate into the client's process electronically or through repriced paper claims. American CareSource Holdings can also perform a number of customized processes that add additional value for each client. As part of the claims management process, American CareSource Holdings manages the documentation requirements specific to each payor. When claims are submitted from the service provider without required documentation, American CareSource Holdings works with the provider to get the documentation so that the claim is not denied by the payor. This also saves labor costs for the payors.

      American CareSource Holdings estimates that at least 80% of all ancillary claims in categories served by American CareSource Holdings are submitted by paper. American CareSource Holdings is able to provide a conversion of these paper claims into the HIPAA-compliant Electronic Data Interchange ("EDI") form through its scanning and outsourcing operations.

Sales and Marketing

      Sales and marketing efforts for the American CareSource Holdings product line are currently focused on healthcare payor organizations as well as TPA'S, large self-funded organizations and Taft-Hartley groups that self-administrate. American CareSource Holdings spent several years developing its business model, know-how, infrastructure, client base and provider base and until 2001, American CareSource Holdings had focused on managing ancillary benefits in the Workers Compensation market. In early 2001, American CareSource Holdings expanded and refocused its business to address the management of ancillary benefits in the Group Health market. It launched its Group Health initiatives by marketing to healthcare networks such as TPAs and PPOs. As of the end of 2004, American CareSource Holdings began to focus its marketing efforts on the direct payor community.

Customers

      Major customers of American CareSource Holdings include Med Partners d/b/a Lutheran ("Lutheran"), ppoNEXT and Accountable Health Plans. For the fiscal year ended December 31, 2005, American CareSource Holdings derived 57% of its revenues from Lutheran, 18% of its revenues from ppoNext and 8% of its revenues from Accountable Health Plans. For the fiscal year ended December 31, 2004, American CareSource Holdings derived 40% of its revenues from Lutheran, 28% of its revenues from ppoNext and 11% of its revenues from Accountable Health Plans.

Competition

      While American CareSource Holdings is aware of no competitor that currently offers ancillary benefits management services similar to its own, several companies offer benefits or other management services relating to workers compensation benefits and specific categories of ancillary services. It should be noted that American CareSource Holdings provided its services for the workers compensation market until January 2001 when it expanded into the group health market. Its growth in the group health market may encourage other companies active in the workers compensation market to develop service offerings competitive with American CareSource Holdings in the group health market. Similar competitors may include companies that have created niche market management businesses, such as companies aggregating or managing chiropractic services, sub-acute healthcare services (such as so-called step-down facilities) and laboratory services.

      Pharmacy benefit management companies represent actual or potential competitors. American CareSource Holdings is developing an ancillary benefits management business model that in some respects is analogous to the business model employed by pharmacy benefit management companies. These companies manage pharmacy benefits for health plan providers, and in some cases manage selected ancillary benefits as well. A number of these companies are very large, including Medco, Express Scripts, AdvancePCS and Caremark Rx. These and other pharmacy benefit management companies possess substantially greater financial and personnel resources than American CareSource Holdings, have current contracts with large numbers of payors and could enter the ancillary benefits management market.

      In addition to the companies described above, a large number of companies offer health benefit plans and related services to payors and other groups. These plans cover hospital and physician services, as well as ancillary services. While these companies are potential competitors for American CareSource Holdings, they also constitute the core of American CareSource Holdings current client base and its potential client pool.

Research and Development

      The company invests in its information technology infrastructure to enhance the capabilities of its data bases, date retrieval tools, data exchange capabilities and re-pricing engine. These investments are made in the normal course of business and are not separately identified.

Government Regulation

      The health care industry is subject to extensive regulation by both the Federal and state governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide health care services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

      Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights. In addition, American CareSource Holdings is subject to the Health Insurance Portability and Accountability Act of 1996 which includes national standards for electronic health transactions and the data elements used in such transactions. American CareSource Holdings and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. Furthermore, American CareSource Holdings and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

      Therefore, American CareSource Holdings must continually adapt to changing regulations. If American CareSource Holdings fails to comply with these applicable laws, American CareSource Holdings may be subject to fines, civil penalties, or criminal prosecution.

Employees

      As of March 30, 2006, American CareSource Holdings had 36 full time and 2 part-time employees.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to American CareSource Holdings' business. If any of the following risks actually occur, the business, financial condition or results of operations of American CareSource Holdings could be materially adversely affected. As a result, the market price of shares of American CareSource Holdings common stock could decline significantly.

American CareSource Holdings has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

      American CareSource Holdings has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $5.3 million as of December 31, 2005. Its predecessor never achieved profitability either. From the year ended December 31, 2004 to the year ended December 31, 2005, revenues declined from approximately $5.5 million to 4.2 million primarily as a result of the cancellation of contracts by major clients and the reduction of revenue from certain providers. No assurance can be given that revenue will not continue to decline. American CareSource Holdings will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that American CareSource Holdings will be able to generate additional revenues or ever operate profitably in the future. American CareSource Holdings prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably.

American CareSource Holdings has faced working capital shortfalls and may need to identify additional sources of capital within 12 months to maintain its operations.

      American CareSource Holdings and American CareSource Corporation have never earned profits. Based on American CareSource Holdings' current plans, as a result of the March 2006 private placement, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through 2006. If the Company is unable reach profitability within the year, it will need to raise additional funds to continue is operations following that period. No assurance can be given that American CareSource Holdings will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to American CareSource Holdings or that such transactions will enable American CareSource Holdings to satisfy its cash requirements. If American CareSource Holdings does not obtain additional funds, American CareSource Holdings will likely be required to eliminate programs, delay development of its products, alter its business plans, or in the extreme situation, cease operations.

American CareSource Holdings may be subject to a monthly penalty in connection with the March 2006 private placement if a registration statement covering the resale of the shares issued in connection with the private placement is not declared effective by June 29, 2006.

      Pursuant to a registration rights agreement entered into by American CareSource Holdings and each of the investors to the March 2006 private placement, American CareSource is required to file a registration statement covering the resale of all shares issued in connection with the private placement, as well as the shares underlying the placement agent's warrants. If a registration statement is not filed or effective before June 29, 2006, the 120th day following the final closing date of the private placement, American CareSource Holdings is subject to an aggregate penalty of $100,000 per month, being 1.0% per month of the aggregate purchase price from such private placement. Although American CareSource Holdings will file a registration statement on a timely basis covering the resale of the shares issued in connection with the March 2006 private placement, there can be no assurance that such registration statement will be declared effective by the SEC by June 29, 2006. Therefore, American CareSource Holdings may be required to pay a monthly penalty to each investor in the March 2006 private placement if a registration statement covering the resale of such shares is not declared effective by the June 29, 2006.

American CareSource Holdings is dependent on payments from third party payors who may reduce rates of reimbursement.

      The profitability of American CareSource Holdings will depend on payments provided by third-party payors. Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect American CareSource Holdings' results of operations unless American CareSource Holdings can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for American CareSource Holdings' services and consequently, the amount these customers would be willing to pay for the services.

American CareSource Holdings has a limited number of customers, a few of which account for a substantial portion of its business.

      American CareSource Holdings' four largest customers account for approximately 90% of its revenues during 2005 and 55% of its revenue during the fiscal year ended December 31, 2005 from a single customer. In 2004, American CareSource Holding's four largest customers accounted for 82% of its revenue (including 9.3% from non-continuing customers which are defined as customers who terminated their agreements with American CareSource Holdings or elected not to renew their agreements upon expiration). Significant declines in the level of use of American CareSource Holdings services by one or more of these customers could have a material adverse effect on American CareSource Holdings' business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business. No assurance can be given that American CareSource Holdings will not lose additional substantial customers in the future. Ancillary health claims revenue for the fiscal year ended December 31, 2005 decreased to $4,219,133 as compared to $5,512,927 for the fiscal year ended December 31, 2004. This decrease is attributable to the cancellation of contracts by major clients and to the reduction of revenue from certain providers in American CareSource Holdings' ancillary health provider network. Pinnacol Assurance ("Pinnacol") notified American CareSource Holdings on December 19, 2003 of its intent to terminate its contract with American CareSource Holdings effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. Revenue from Pinnacol decreased from $563,042 for 2004 to $0 for 2005.

American CareSource Holdings is dependent upon discounted rates made available by ancillary service providers which may be discontinued at any time.

      American CareSource Holdings obtains revenue from cost savings that it is able to receive from the ancillary service providers and pass on to customers. Should the ancillary service providers not continue to provide a discount to American CareSource Holdings, American CareSource Holdings will be unable to recognize any gain from the sale of services to payors or networks. If American CareSource Holdings is unable to recognize these margins, it will be unable to continue its business as it is currently conducted.

American CareSource Holdings historically has not entered into any long-term contracts with any of its customers and failure to retain such customers could have a material adverse effect on American CareSource Holdings' business and results of operations.

      Generally, American CareSource Holdings does not have any long-term contracts with any of its customers. Currently, American CareSource Holdings only has one long-term contract with its customers that is set to extend beyond the next twelve months. In the aggregate, customer agreements that are set to expire within the next twelve months accounted for 60% of the revenues of American CareSource Holdings during the fiscal year ended December 31, 2005. There can be no assurance that customers will maintain their agreements with American CareSource Holdings or that customers will renew their contracts upon expiration, or on terms favorable to, American CareSource Holdings. Consequently, the failure to retain such customers could have a material adverse effect on American CareSource Holdings' business and results of operations.

Changes in state and federal regulations could restrict American CareSource Holdings' ability to conduct its business.

      Numerous state and federal laws and regulations affect American CareSource Holdings' business and operations. These laws and regulations include, but are not necessarily limited to:

o healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;
o Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;
o     mail pharmacy laws and regulations;
o     privacy and confidentiality laws and regulations;
o     consumer protection laws and regulations;
o     legislation imposing benefit plan design restrictions;
o various licensure laws, such as managed care and third party administrator licensure laws;
o     drug pricing legislation; and
o     Medicare and Medicaid reimbursement regulations.


      American CareSource Holdings believes it is operating its business in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties regarding the application of many of these legal requirements to its business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that American CareSource Holdings' interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect American CareSource Holdings' ability to conduct its business or adversely affect its results of operations.

If American CareSource Holdings fails to comply with the requirements of HIPAA, it could face sanctions and penalties.

      HIPAA provides safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Although American CareSource Holdings intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on American CareSource Holdings' business.

There are large competitors in the healthcare industry that could choose to compete against American CareSource Holdings, reducing American CareSource Holdings' profit margins.

      Traditional health insurance companies, preferred provider networks, and pharmacy benefit managers are potential competitors of American CareSource Holdings. These companies include well-established companies which may have greater financial, marketing and technological resources than American CareSource Holdings, such as Merck-Medco, Express Scripts and Caremark Rx. Competition in the marketplace has caused many PBMs to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from drug manufacturers with clients. Increased price competition could reduce American CareSource Holdings' profit margins and have a material adverse effect on its results of operations.

There are limited barriers to entry into the ancillary services market which could result in greater competition.

      Although American CareSource Holdings is not aware of any organization or company that currently provides similar ancillary services management, there are limited barriers to entry into the ancillary services management market. Major benefit management companies and healthcare companies not presently offering ancillary services management may decide to enter the market. These companies may have greater financial, marketing and other resources than American CareSource Holdings. Competition from other companies may have a material adverse effect on American CareSource Holdings' financial condition and results of operations.

American CareSource Holdings' inability to react effectively to changes in the healthcare industry could adversely effect its operating results.

      In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payors, networks and providers conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that American CareSource Holdings provides. Other legislative or market-driven changes in the healthcare system that American CareSource Holdings cannot anticipate could also materially adversely affect American CareSource Holdings' business. American CareSource Holdings' inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results. American CareSource Holdings cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on American CareSource Holdings or its customers. The inability of American CareSource Holdings to react effectively to changes in the healthcare industry may result in a material adverse effect on its business.

The continued services and leadership of American CareSource Holdings' senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

      The future of the business of American CareSource Holdings depends to a significant degree on the skills and efforts of its senior executives, in particular, Wayne Schellhammer, its Chief Executive Officer and David Boone, its Chief Operating Officer and Chief Financial Officer. If American CareSource Holdings loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, American CareSource Holdings' business and financial performance could be seriously harmed. American CareSource Holdings has employment agreements with Mr. Schellhammer and Mr. Boone. Mr. Schellhammer's initial term under his employment agreement expired October 10, 2005, but was automatically renewed for a successive one year term. Mr. Boone's initial term under his employment agreement expires April 30, 2006, but will automatically renew for a successive one year term. If, for any reason, we lose any of our executive officers' skills, knowledge of the industry, contacts and expertise, it could result in a setback to the American CareSource Holdings operating plan.

American CareSource Holdings will incur additional costs as an independent public company and may be unable to operate profitably as a stand-alone company.

      American CareSource Holdings will incur significant additional costs as a newly separate and independent public company. These costs include, among other things, additional legal and accounting costs incurred as a result of becoming a public company. Furthermore, American CareSource Holdings will need to put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or the development of such structure may require a significant amount of management's time and other resources including financial resources, which could hinder American CareSource Holdings' ability to operate profitably.

American CareSource Holdings may be unsuccessful in the successful hiring and retention of skilled personnel.

      The future growth of American CareSource Holdings' business depends on successful hiring and retention of skilled personnel, and American CareSource Holdings may be unable to hire and retain the skilled personnel it needs to succeed. Qualified personnel are in great demand throughout the healthcare industry. The failure of American CareSource Holdings to attract and retain sufficient skilled personnel may limit the rate at which its business can grow, which will harm its financial performance.

The interruption of data processing capabilities and telecommunications will negatively impact American CareSource Holdings' operating results.

      The business of American CareSource Holdings is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on its business.

Any inability to adequately protect its intellectual property could harm American CareSource Holdings' competitive position.

      American CareSource Holdings considers its methodologies, processes and know-how to be proprietary. American CareSource Holdings seeks to protect its proprietary information through confidentiality agreements with its employees. American CareSource Holdings' policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside of American CareSource Holdings, requiring employees to acknowledge, and, if requested, assist in confirming American CareSource Holdings' ownership of new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to American CareSource Holdings of proprietary rights to such matters that are related to American CareSource Holdings' business. There can be no assurance that the steps taken by American CareSource Holdings to protect its intellectual property will be successful. If American CareSource Holdings does not adequately protect its intellectual property, competitors may be able to use its technologies and erode or negate its competitive advantage.

Fluctuations in the number and types of claims processed could make it more difficult to predict American CareSource Holdings' revenues from quarter to quarter.

      Monthly fluctuations in the number of claims American CareSource Holdings processes and the types of claims they process will impact the quarterly and annual results of the company. American CareSource Holdings' discount rate varies by type of service provided and the overall mix of these claims will impact profitability. Consequently, it will be difficult to predict the revenue for American CareSource Holdings from one quarter to another quarter.

Future sales of American CareSource Holdings common stock, or the perception that these sales may occur, could depress the price of American CareSource Holdings' common stock.

      Sales of substantial amounts of American CareSource Holdings common stock, or the perception in the public that such sales may occur, could cause the market price of American CareSource Holdings common stock to decline. This could also impair the ability of American CareSource Holdings to raise additional capital through the sale of equity securities. As of March 31, 2006, American CareSource Holdings has 14,370,709 shares of common stock outstanding. Of the outstanding shares, 10,238,381 are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. An additional 4,132,328 shares are restricted securities as that term is defined under the Securities Act. At March 31, 2006, there are outstanding warrants to purchase 1,897,502, shares of common stock and 2,249,329 shares are available for grant (1,759,442 shares granted and outstanding as of March 31, 2006) under the 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the 2005 Stock Option Plan are issued and exercised, there will be approximately 18,517,540 shares of common stock outstanding. Accordingly, American CareSource Holdings stockholders could experience significant dilution. In addition, American CareSource Holdings will file a registration statement that will register for resale substantially all of its restricted securities, the effect of which could have a depressive effect on the market price of the common stock.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      As of March 31, 2006, our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 52%of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

Arrangements between American CareSource Holdings and Patient Infosystems may not be deemed to be on an "arms-length" basis.

      Although American CareSource Holdings is an independent company from Patient Infosystems, due to the relationships between the Boards of Directors and management of American CareSource Holdings and Patient Infosystems, the arrangements between American CareSource Holdings and Patient Infosystems may not be deemed to be on an "arms-length" basis. Accordingly, although American CareSource Holdings will seek to establish terms and conditions at least as favorable as those that could have been obtained from an independent third party, it is possible that American CareSource Holdings will overpay for any services, if any, to be performed by Patient Infosystems.

The sale of shares of common stock by Patient Infosystems during October 2005 may be treated as the offer and sale of American CareSource Holdings common stock using a non-conforming prospectus under the Securities Act.

      In October 2005, Patient Infosystems sold, in a private placement to accredited investors, 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. The purchasers of the shares of common stock of Patient Infosystems received shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the distribution which took place on December 23, 2005. To the extent that the investors in the private placement received shares of common stock of American CareSource Holdings in the distribution, it may be asserted that shares of American CareSource Holdings common stock were offered and sold as part of the Patient Infosystems private placement. Because the registration statement used in connection with the December 2005 distribution had been filed with the Securities and Exchange Commission ("SEC") prior to the date of the private placement, it could therefore also be asserted that the private placement might have been conducted using a non-conforming prospectus under the Securities Act. As a result, investors in the private placement could assert a claim against Patient Infosystems and American CareSource Holdings with respect to the sale of the securities. Neither Patient Infosystems nor American CareSource Holdings can determine whether any such claim would be valid or whether or not, or to what extent, damages could in fact be asserted.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

      American CareSource Holdings' common stock trades on the OTC Bulletin Board. As a result, the holders of American CareSource Holdings common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is, at times, less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act, of 1934, as amended (the "Exchange Act") imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 2. Description of Properties.

      American CareSource Holdings leases 10,000 square feet of office space in Irving, Texas and 7,500 square feet of office space in Pittsboro, Indiana. These operating leases expire at various times between April 30, 2008 and July 31, 2008.

      American CareSource Holdings believes its offices are suitable to meet its current needs, however, the Company is currently exploring its real estate options.

Item 3. Legal Proceedings.

      On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively "DAHP"), notified American CareSource Holdings of its infringement of the designation "CARESOURCE", which DAHP represented to the United States Patent and Trademark Office that it first used the "CARESOURCE" designation on August 25, 2000. American Caresource Holdings, which is the successor-in-interest to Physician's Referral Network and Patient Infosystems had used the designation "AMERICAN CARESOURCE," "CARESOURCE," and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, American Caresource Holdings, demanded that DAHP, cease and desist from all use of the "CARESOURCE" designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that American Caresource Holdings will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                    PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

Market Information

      American CareSource Holdings' common stock is traded on the OTC Bulletin Board under the symbol ACSH.OB. Public trading for our stock commenced on December 28, 2005. The following table sets forth, for the periods indicated, the range of high and low bid quotations for American CareSource Holdings' common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                             High        Low
                                                             ----        ---

        2005

        Fourth Quarter (commencing December 28, 2005)       $5.50       $2.50

Holders

      The approximate number of record holders of American CareSource Holdings' common stock as of March 31, 2006 is 617. The Company estimates that the number of beneficial owners is in excess of 904.

Dividends

      American CareSource Holdings has not declared cash dividends on its common stock and does not anticipate that it will do so for the foreseeable future.

Securities authorized for issuance under equity compensation plans

            Equity Compensation Plan Information at December 31, 2005

                                                                                               Number of securities
                                                                            Weighted-average    remaining available
                                                 Number of securities to     exercise price     for future issuance
                                                    be issued upon the       of outstanding        under equity
                                                 exercise of outstanding        options,        compensation plans
                                                  options, warrants and       warrants and     (excluding securities
                                                        rights (a)               rights        reflected in column )
Equity compensation plans approved by
securities holders                                     3,346,288                  $.38                640,591

Equity compensation plans not approved by
securities holders
                                                               0                     0                      0
                                                 ------------------------------------------------------------------
Total                                                  3,346,288                  $.38                640,591

(a) Includes 1,608,738 options outstanding as per American CareSource Holdings' 2005 Stock Option Plan and 1,737,550 warrants issued as compensation to debt guarantors.

Recent sales of unregistered securities

      In October, 2005, Patient Infosystems sold 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. In connection with this private placement, approximately 1,705,756 shares of restricted American CareSource Holdings' common stock were issued as a result of the December 2005 dividend distribution. Patient Infosystems relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with this transaction, the placement agent received commissions of approximately $1,080,000 and warrants to purchase up to 307,036 shares of Patient Infosystem's common stock. The private offering was only made available to "accredited investors" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission. Additionally, in connection with this transaction Patient Infosystems granted investors certain registration rights pursuant to a registration rights agreement. The purchasers of the shares of common stock of Patient Infosystems received shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the December 23, 2005 distribution of American CareSource Holdings common stock. However, the shares issued to such investors were restricted securities and were issued to such investors pursuant to exemptions from registration under Regulation D of the Securities Act or in the alternative did not constitute a sale pursuant to Section 2(3) of the Securities Act. The issuance of additional shares of Patient Infosystems, pursuant to this private offering, may be extremely dilutive to American CareSource Holdings shareholders.

      On October 31, 2005, Patient Infosystems issued 547,244 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holder of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock as required under the terms of the merger agreement by and between Patient Infosystems and CareGuide. In connection with Patient Infosystems' declared dividend, approximately 276,618 shares of restricted American CareSource Holdings' common stock were distributed to Patient Infosystems' preferred stockholders through the December 2005 dividend distribution. The distribution of such common stock was only made available to "accredited investors" as defined in Rule 501 of Regulation D. The holders of these shares received restricted shares of American CareSource Holdings common stock as a result of the dividend declared and paid in connection with the December 23, 2005 distribution of American CareSource Holdings common stock.

      As of December 31, 2005, American CareSource Holdings had issued warrants to purchase a total of 1,737,550 shares of American CareSource Holdings common stock as compensation for certain debt guarantees by John Pappajohn, Derace Schaffer and Matthew Kinley. As compensation for Mr. Pappajohn's and Dr. Schaffer's initial guarantees, on January 26, 2005, American CareSource Holdings issued to Mr. Pappajohn warrants to purchase 822,368 shares of common stock and issued to Derace Schaffer warrants to purchase 274,123 shares of common stock. These warrants have an exercise price of $0.40 equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings' Board of Directors based upon an independent appraisal. American CareSource Holdings issued the warrants in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. In connection with subsequent guarantees on August 9, 2005, American CareSource Holdings issued to Mr. Pappajohn additional warrants to purchase 432,715 shares of common stock and issued to Dr. Schaffer additional warrants to purchase 144,238 shares of common stock. These warrants have an exercise price of $0.49 based on current fair value as of the date of the guarantees. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. American CareSource Holdings issued the warrants in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

      In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to re-pay the existing credit line with Wells Fargo Bank N.A. The transaction consisted of a sale to accredited investors of approximately two million shares of common stock. The Company relied upon the exemption from registration provided under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to "accredited investors" as defined in Rule 501 of Regulation D. Laidlaw & Company (UK) Ltd. acted as the placement agent in connection with the private placement. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing in addition to other costs. Additionally, American CareSource Holdings granted the accredited investors certain registration rights pursuant to registration rights agreement, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement following the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the placement agents warrants. If the registration statement is not filed or effective before June 29, 2006, being the 120th day following the final closing date, the Company is subject to a penalty of 1.0% per month ($100,000 per month) of the aggregate purchase price for each month that the registration statement is not effective.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's discussion and analysis provides a review of American CareSource Holdings' operating results for the fiscal year ended December 31, 2005 and its financial condition at December 31, 2005. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of American CareSource Holdings. This review should be read in conjunction with the accompanying consolidated financial statements.

      In an effort to give investors a well-rounded view of American CareSource Holdings' current condition and future opportunities, this Annual Report on Form 10-KSB includes forecasts by American CareSource Holdings' management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, American CareSource Holdings' systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in American CareSource Holdings' filings with the SEC.

Overview

      American CareSource Holdings was incorporated in November 2003 under the laws of Delaware as a wholly-owned subsidiary of Patient Infosystems in order to facilitate its acquisition of substantially all of the assets of American CareSource Corporation. American CareSource Corporation had been in operation since 1997. The predecessor company to American CareSource Corporation, Physician's Referral Network, had been operable since 1995. The business of American CareSource Holdings includes the previous business of American CareSource Corporation. Accordingly, all information provided herein with respect to American CareSource Holdings prior to December 31, 2003 is the historical information of American CareSource Corporation. As of December 23, 2005, American CareSource Holdings became an independent public company, after Patient Infosystems distributed by dividend all of its shares of American CareSource Holdings common stock to Patient Infosystems' stockholders.

      American CareSource Holdings has, since formation, maintained separate books, accounts and records. American CareSource Holdings has been allocated the Patient Infosystems corporate assets, liabilities and expenses related to Patient Infosystems' ancillary health benefits management business based on an estimate of the proportion of such amounts allocable to American CareSource Holdings, utilizing such factors as total revenues, employee headcount and other relevant factors. American CareSource Holdings believes that these allocations have been made on a reasonable basis. American CareSource Holdings believes that all costs allocated to American CareSource Holdings are a reasonable representation of the costs that American CareSource Holdings would have incurred if American CareSource Holdings had performed these functions as an independent company.

      American CareSource Holdings recognizes revenues for ancillary services when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by American CareSource Holdings as services are provided. Cost of revenues for ancillary services consist of expenses due to providers for providing patient services and American CareSource Holdings' related direct labor and overhead of processing invoices, collections and payments. American CareSource Holdings is not liable for costs incurred by independent contract service providers until payment is received by American CareSource Holdings from the payors. American CareSource Holdings recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the providers as well as American CareSource Holdings' direct labor and overhead to administer the patient claims.

      American CareSource Holdings has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by American CareSource Holdings to support these operations. If American CareSource Holdings in unable to generate enough working capital either from its own operations or through the sale of its equity securities, American CareSource Holdings may be required to curtail or cease operations.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

American CareSource Holdings segment statement of operations for the years ended December 31,

                                                     2005               2004

Revenue                                           $4,417,446         $6,037,324
                                                --------------------------------
Cost of goods                                      4,407,290          5,840,589
Selling, general and administrative                1,804,793          1,913,976
Goodwill impairment                                        -            802,105
Depreciation and amortization                        310,915            295,802
                                                --------------------------------
Operational loss                                  (2,105,552)        (2,815,148)
Financing costs & other                             (300,966)           (16,090)
                                                --------------------------------
Net loss                                         ($2,406,518)       ($2,831,238)
                                                ================================

                                               Fiscal year ended
                                                  December 31

      Revenues                           2005                    2004
      --------                           ----                    ----

      Ancillary health               $ 4,219,133             $ 5,512,927
      Patient claims                     198,313                 524,397
                                     -----------------------------------
      Total revenues                 $ 4,417,446             $ 6,037,324

      Revenues of American CareSource Holdings are comprised of revenues from ancillary service claims and processing of patient claims. Revenues decreased to $4,417,446 from $6,037,324 during the fiscal year ended December 31, 2005 and 2004, respectively, or 27%.

      Ancillary health claims revenue for the fiscal year ended December 31, 2005 decreased to $4,219,133 as compared to $5,512,927 for the fiscal year ended December 31, 2004. This decrease is attributable to the cancellation of contracts by major clients and to the reduction of revenue from certain providers in American CareSource Holdings' ancillary health provider network. Pinnacol Assurance ("Pinnacol") notified American CareSource Holdings on December 19, 2003 of its intent to terminate its contract with American CareSource Holdings effective March 18, 2004, and was winding down through the first quarter and into the second quarter of 2004. Revenue from Pinnacol decreased from $563,042 for 2004 to $0 for 2005.

      American CareSource Holdings expects to see growth in the number of client and payor relationships due to a shift in strategy focusing on providing in-network services for its payors rather than out of network services in an effort to capture more claim activity. This should increase the volume of claims the company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that American CareSource Holdings can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of American CareSource Holdings. In December 2005, the Company implemented a major client that has not yet contributed significant revenue.

      The revenues for the processing of patient claims for the fiscal year ended December 31, 2005 decreased to $198,313 as compared to $524,397 for the fiscal year ended December 31, 2004. American CareSource Holdings does not expect to increase its revenues from claims processing as it is shifting its focus to the ancillary health business.

      Costs and Expenses

      Cost of sales includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of American CareSource Holdings' ancillary health programs. Cost of sales decreased from $5,840,589 for the fiscal year ended December 31, 2004 to $4,407,290 for the fiscal year ended December 31, 2005 The decrease in these costs primarily reflects reductions in fixed costs due to the decreased support required for decreased revenues.

      Selling, general and administrative, and marketing expense remained relatively constant at $1,804,793 for the fiscal year ended December 31, 2005 as compared to $1,913,976 for the fiscal year ended December 31, 2004. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of American CareSource Holdings.

      Amortization and depreciation expense increased to $310,915 in 2005 compared to $295,802 in 2004. These expenses include $213,582 of amortization of intangibles that includes $85,516 in amortization of certain software development costs and $128,066 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

      The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of December 31, 2005, the Company's analysis of its goodwill and related intangibles did not indicate any impairment. As part of its annual goodwill impairment test, the Company obtained an independent valuation of its assets during the fourth quarter of 2004. The valuation resulted in an $802,105 impairment charge.

      It is anticipated that American CareSource Holdings will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that American CareSource Holdings has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales. American CareSource Holdings anticipates that its general and administrative costs will increase as it loses some of the administrative synergy it had with Patient Infosystems and it will be required to meet the obligations of a separate public reporting company.

      Other Income/Expense is comprised of financing costs, interest, expenses and other expenses. The totals are as follows for the fiscal years ended December 31:

                                                  2005            2004
                                             ---------------------------

      Interest expense                        ($300,966)        (12,349)
      Other (expense) income                         --          (3,741)
                                             ---------------------------
      Total revenues                          ($300,966)       ($16,090)

      Interest expense increased from $12,349 for the fiscal year ended December 31, 2004 to $300,966 for the fiscal year ended December 31, 2005. The increase relates to interest expense associated with the company's Wells Fargo Line of credit, debt issuance, cost amortization and certain capitalized equipment leases.

      Taxes

      American CareSource Holdings had no tax benefit in 2005 or 2004 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American CareSource Holdings' deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

      Management of American CareSource Holdings has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

      Loss

      American CareSource Holdings reported a net loss of $2.4 million for the year ended December 31, 2005 as compared to $2.8 million for the year ended December 31, 2004.

      Goodwill impairment analysis

      The company evaluated its annual impairment assessment of its goodwill and related intangible value at December 31, 2005. As part of its annual goodwill impairment test, the Company obtained an independent valuation of its assets and there was no indication of impairment in 2005. During the fourth quarter of 2004, Patient Infosystems completed its annual impairment assessment of goodwill related to its acquisition of American CareSource Corporation and that valuation resulted in impairment loss of $802,105.

      Liquidity and Capital Resources

      At December 31, 2005, American CareSource Holdings had a working capital deficit of $223,122 as compared to $1,938,108 at December 31, 2004. Since its inception, American CareSource Holdings has not generated positive cash flow and has relied on external sources for its operational, working capital and capital expenditures needs.

      Since the acquisition, American CareSource Holdings had received funding of $3,201,288 from Patient Infosystems in the form of equity contributions and intercompany loans. The balance due to Patient Infosystems for the intercompany loan was $336,277 and $1,651,536 as of December 31, 2005 and 2004, respectively.

      In December 2004, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. establishing a line of credit of $300,000 guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection therewith.

      On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000, the line was subsequently increased to $4,000,000 as of August 9, 2005. Mr. Pappajohn and Dr. Schaffer, directors of American CareSource Holdings guaranteed such increases in the credit line. As compensation for Mr. Pappajohn's and Dr. Schaffer's guarantees for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 which was equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings' Board of Directors based upon an independent appraisal. The value of the warrants was separately estimated at $0.20 per share or $214,489 based on the Black-Scholes valuation. In connection with the August increase in the credit line, American CareSource Holdings issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants have an exercise price of $0.49 based on current fair value and an estimated fair value of $0.28 per share or $162,157.

      On December 28, 2005, American CareSource Holdings again amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $5,000,000. Mr. Pappajohn guaranteed such increases in the credit line.

Additional warrants may be issued in the future to Mr. Pappajohn for his guarantee; however, no warrants have presently been issued to Mr. Pappajohn. The line of credit bears interest at the bank's prime index rate (7.25% at January 19, 2006) and has a scheduled expiration date of March 31, 2007. The principal and unpaid interest on such line of credit is payable in a single payment due in full on March 31, 2007.

      In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to re-pay the existing credit line with Wells Fargo Bank N.A. The transaction consisted of a sale to accredited investors of approximately two million shares of common stock. The Company relied upon the exemption from registration provided under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to "accredited investors" as defined in Rule 501 of Regulation D. Laidlaw & Company (UK) Ltd. acted as the placement agent in connection with the private placement. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing in addition to other costs. Additionally, American CareSource Holdings granted the accredited investors certain registration rights pursuant to registration rights agreement, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement following the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the placement agents warrants. If the registration statement is not effective before June 29, 2006, being the 120th day following the final closing date, the Company will be subject to a penalty of 1.0% per month ($100,000 per month) of the aggregate purchase price for each month that the registration statement is not effective. This penalty would be in effect for 20 months following the expiration of the 120 day period and would be a maximum of 20% or approximately $2 million.

      A portion of the proceeds from the March 2006 transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although, American Caresource Holdings, paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to American CareSource Holdings if needed. If there are any future drawings under the line of credit, American CareSource Holdings believes it will be able to satisfy its cash requirements based on its current customer base and anticipated timing of new accounts, its existing service agreements, available capital and this extended line of credit. Therefore, American CareSource Holdings does not anticipate the need to raise additional funds in the next twelve months.

Inflation

      Inflation did not have a significant impact on American CareSource Holdings' costs during the fiscal years ended December 31, 2005 and 2004. American CareSource Holdings continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Critical Accounting Policies

      Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      American CareSource Holdings' significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by American CareSource Holdings' management.

      Use of Estimates. In preparing the financial statements, American CareSource Holdings uses estimates in determining the economic useful lives and possible impairments of its assets, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While American CareSource Holdings believes that its estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, its assets, liabilities or results of operations may be overstated or understated.

      Intangible Assets. The value of American CareSource Holdings' intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the provider contracts. The provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of less than 2% per year, implying a greater than twenty year life, however we believe that 15 years represents a more realistic estimate. Accordingly, American CareSource Holdings has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cashflow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition, the cost of adding additional providers is considered an ongoing operating expense.

      Impairment of Long-Lived Assets. American CareSource Holdings records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the actual value is significantly less than the estimated value, American CareSource Holdings assets may be overstated.

      Revenue recognition. The Company evaluates their service provider contracts using the indicators of EITF No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

      o The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

      o The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on price, access, etc.

      o The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

      o The Company is responsible to the service provider for processing the claim and managing the claim their adjustor processes.

      o The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

      o The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to the service providers.

When claims are recorded gross, the payor's payment to be Company is recorded as revenue and the Company's payment to the service provider is recorded as cost of revenue in the statement of operations. The Company does, however, record revenue on a net basis when an agency relationship exists. When the Company receives a fee for claims processing and there are no financial risks to the Company, then only the claims processing fee is recorded as revenue.

The Company does not have responsibility to collect co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Off-balance sheet arrangements

      American CareSource Holdings does not have any material off-balance sheet arrangements at December 31, 2005 or December 31, 2004, or for the periods then ended.

Pending Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement No. 123(Revised), "Share-Based Payment" (FAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based upon the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share based compensation transactions using APB Option No. 25, Accounting for Stock Issued to Employees. Management believes the impact on the financial statements will be similar to the disclosures made by the footnote to the financial statements, showing the proforma effect on earnings and earnings per share of expensing the value of stock options granted.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29 "Accounting for Nonmonetary Exchanges," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. American CareSource Holdings does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of American CareSource Holdings.

Item 7. Financial Statements and Supplemental Data.

      The following financial statements and schedules are filed at the end of this annual report, beginning on page F-1. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      Index to Financial Statements                                         Page

      Independent Auditors' Report                                          F-1
      Consolidated Balance Sheets                                           F-2
      Consolidated Statements of Operations                                 F-3
      Consolidated Statements of Stockholders' (Deficit) Equity             F-4
      Consolidated Statements of Cash Flows                                 F-5
      Notes to Consolidated Financial Statements                            F-6

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 130-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting the information that American CareSource Holdings is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

      There were no significant changes in American CareSource Holdings' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

      None

Item 9. Directors and Executive Officers of the Registrant.

      The names, ages and positions of our current directors and executive officers are as follows:

         Name                  Age                           Position
         ----                  ---                           --------

Wayne A. Schellhammer          53     President, Chief Executive Officer,
                                      Chairman and Director

Derace L. Schaffer, MD         57     Director

John Pappajohn                 77     Director

Kenneth S. George              54     Director

John W. Colloton               74     Director

Edward B. Berger               76     Director

David S. Boone                 45     Chief Operating Officer, Chief Financial
                                        Officer

Steven M. Phillips             39     Controller, Principal Accounting Officer

      There are no familial relationships among our directors and/or officers. Directors hold office until the next annual meeting of our stockholders or until their respective successors have been elected and qualified.

Wayne A. Schellhammer, 53. Mr. Schellhammer has served as President and Chief Executive Officer since October of 2004 and Director since November 2004. Mr. Schellhammer was appointed the Chairman of American CareSource Holdings in August 2005. He also serves as a director of Healthcare Acquisition Corp., a public company. He brings to this position over 30 years of health care experience. Before joining American CareSource Holdings, Mr. Schellhammer was a Senior Executive with the Iowa Health System serving as President and Chief Executive Officer of several internal companies as well as Vice President of Payer Contracting starting in January 1999. The Iowa Health System is a hospital and physician company providing services through 11 hospitals and 450 employed physicians. From 1996 through 1998, Mr. Schellhammer was a senior resource person in the Chicago office of KPMG Consulting, Health Care Group for payer and providers. Mr. Schellhammer is a graduate of the University of Minnesota.

Derace L. Schaffer, M.D., 57. Dr. Schaffer has been a Director of American CareSource Holdings since November 2004 and Chairman until August 2005. Dr. Schaffer is a founder of Radiologix, Inc., a public company. Dr. Schaffer has served as the Chairman and Chief Executive Officer of the IDE Group, P.C., one of the radiology practices with which Radiologix has a contractual relationship. In 2004, Dr. Schaffer accepted a position as a professor at the Weill Medical College of Cornell University. Prior to 2004, Dr. Schaffer served as a Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer is also Chief Executive Officer and President of the Lan Group, a venture capital firm. Dr. Schaffer is a founder and director of Patient Infosystems, Cardsystems, Inc. and Healthcare Acquisition Corp. Dr. Schaffer is also a director of Allion Healthcare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at the Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society.

John Pappajohn, 77. Mr. Pappajohn has been a Director of American CareSource Holdings since November 2004. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director for the following public companies: Allion Healthcare, Inc., Healthcare Acquisition Corp., MC Informatics, Inc., Patient Infosystems and Pace Health Management Systems, Inc.

Kenneth S. George, 54. Mr. George became one of our directors in January 2004. Mr. George recently finished two terms as a State Representative in the Texas House of Representatives. From 1996 until 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions. From 1994 through 1995 Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., a private ambulance service provider. From 1988 until 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues. Mr. George currently serves on the Board of Directors of Percis Inc. and Sonny Bryan's Smokehouse, Inc. Mr. George has an M.B.A. from the University of Texas at Austin and a B.A. from Washington and Lee University.

John W. Colloton, 74. Mr. Colloton has served as one of our directors since 2004. He is currently Director Emeritus of the University of Iowa Hospitals and Clinics, serves as the lead director of Wellmark, Inc. (Iowa-South Dakota Blue Cross & Blue Shield) and serves as a director of Allion Healthcare, Inc., a public company. From 1989 to 2003, Mr. Colloton served as a director of Baxter International Inc. and from 1997 to 2002, he served as a director of Radiologix, Inc. From 1971 to 1993, Mr. Colloton served as a director of the University of Iowa Hospitals and Clinics, and from 1993 through the year 2000, he served as Vice President of the University of Iowa for Statewide Health Services. Mr. Colloton received his B.A. in business administration from Loras College and holds a masters degree in hospital administration from the University of Iowa.

Edward B. Berger, 76. Mr. Berger has served as one of our directors since March 2006. Mr. Berger is currently Chairman and Chief Executive Officer of Equity Acquisitions Incorporated, a position he has held since January 2004, Chairman of the Board of Directors of Southwest Business Systems, Director and Chairman of the Audit Committee of CardSystems Solutions and Director of Compass Bank of Tucson, Arizona and a director of Healthcare Acquisition Corp. Mr. Berger has been admitted to practice law by the U.S. Supreme Court, New York Bar, Arizona Bar, District of Columbia Bar, U.S. District Court-Arizona and the U.S. Court of Appeals 9th Circuit. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Chairman of the MBA Advisory Council at the University of Arizona. Mr. Berger received a Juris Doctor in Law from New York Law School and a Masters Degree in Education as well as a B.A. in History and English from the University of Arizona.

David S. Boone, 45. Mr. Boone has been the Chief Financial Officer since June, 2005 and the Chief Operating Officer since December, 2005. Prior to joining American CareSource Holdings, from 2001 through 2005, Mr. Boone served as senior vice president of finance for Belo Corporation, a NYSE listed media company. From 2000 to 2001 Mr. Boone was vice president of corporate development for Safeway Corporation in Pleasanton, California. Prior to joining Safeway Corporation, from 1999 to 2000, Mr. Boone served as vice president, Chief Financial Officer and secretary of Intira Corporation, which filed a petition in U.S. Bankruptcy Court in Wilmington, Delaware in August, 2001, seeking bankruptcy protection under chapter 11 of Title 11 of the U.S.Code. In addition, Mr. Boone held several executive positions with Frito-Lay, Inc. between 1992 and 1999, including finance director/CFO Direct Division and vice president/business development. Before joining Frito-Lay, Inc., Mr. Boone served as a consultant for the Boston Consulting Group from 1988 to 1990 and later joined Kraft General Foods in 1990 as director of sales strategy and finance. Mr. Boone holds a Bachelor of Science degree in accountancy from the University of Illinois and an MBA from the Harvard Graduate School of Business Administration. He also is a Certified Public Accountant.

Steven M. Phillips, 39. Mr. Phillips has been with American CareSource Holdings since January 2003, serving as Controller and Principal Accounting Officer since April 2004. From 2002 until joining American CareSource Holdings, Mr. Phillips acted as a consultant to Baylor Healthcare System in accounting and financial systems integration for new acquisitions. From 2000 until 2002, he served as Controller of PopMail Network, an Internet and e-mail marketing company. From 1998 to 2000, Mr. Phillips served in several accounting and regulatory roles at Citizens Communications, the ninth largest local exchange carrier telecommunications company in the US. He has held several other accounting and financial management positions. Mr. Phillips earned a BA from the University of Oklahoma and an MBA from Texas Christian University and is licensed as a Certified Public Accountant by the State of New Mexico.

                                 AUDIT COMMITTEE

      The Audit Committee, periodically reviews American CareSource Holdings' auditing practices and procedures, and makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices. Additionally, the Audit Committee reviews all Form 10-KSB Annual and 10-QSB interim reports and recommends independent auditors for American CareSource Holdings to be elected by the stockholders. Although this committee did not meet during the fiscal year ended 2005, the Audit Committee held its first meeting on March 7, 2006,

      The Audit Committee consists of Kenneth George (Chairman), Edward Berger and John Colloton. Each of these directors serves as the Audit Committee's "independent" directors, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Board has designated Kenneth George as the "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934.

      The Audit Committee meets with American CareSource Holdings' independent auditors quarterly and reviews the scope of the audit performed by American CareSource Holdings' independent auditors. Additionally, the Audit Committee, together with American CareSource Holdings' independent auditors, review American CareSource Holdings' accounting principles and internal accounting controls.

                          COMPLIANCE WITH SECTION 16(A)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires American CareSource Holdings' executive officers and directors, and persons who own more than 10% of a registered class of American CareSource Holdings' equity securities (who are referred to as "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to American CareSource Holdings, American CareSource Holdings believes that during the year ended December 31, 2005 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

                                 CODE OF ETHICS

      The Board of Directors of American CareSource Holdings has adopted a code of ethics (attached hereto as Exhibit 14.1) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10. Executive Compensation.

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to American CareSource Holdings and its subsidiary for each of the fiscal years ended December 31, 2005 for those persons who were at December 31, 2005, (i) the Chief Executive Officer and (ii) the other executive officers of American CareSource Holdings who received compensation in excess of $100,000 during the fiscal year ended December 31, 2005 (the "named executive officers"). Neither named executive received any compensation in 2004.

                           Summary Compensation Table

                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                  Awards Securities
                                                       Annual Compensation                           Underlying
        Name and Principal Position              Year         Salary                Bonus            Options (#)
Wayne A. Schellhammer, President and Chief       2005      $250,000(1)               N/A               787,265
Executive Officer

David S. Boone, Vice President, Chief            2005         $200,000               N/A               202,440
Operating Officer, Chief Financial Officer

      (1) Compensation for Mr. Schellhammer includes a $30,000 relocation allowance.

      No stock options were exercised by the Chief Executive Officer or the named executive officers of American CareSource Holdings during 2005.

      The following table sets forth certain information regarding unexercised options held by the Chief Executive Officer and the named executive officers of American CareSource Holdings at December 31, 2005. The table does not give effect to grants of options that occurred after December 31, 2005. For additional information with respect to these grants, see "Stock Option Plan".

                     Aggregated Option Exercises during 2005
                     and Option Values on December 31, 2005

                            Number of Securities Underlying                     Value of Unexercised
                                 Unexercised Options at                       In-the-Money Options at
                                  December 31, 2005(#)                          December 31, 2005(1)
                           -------------------------------------    ---------------------------------------------
Name                       Exercisable          Unexercisable          Exercisable            Unexercisable
----                       -----------          -------------          -----------            -------------
Wayne A. Schellhammer          278,628             508,637            $1,446,940              $2,639,400

David S. Boone                  87,915             114,524               453,202                 587,142

(1) Calculated based upon $5.47 market value of the underlying securities as of December 31, 2005.

                                Number of           % of Total
                               Securities          Options/SARs             Exercise
                               Underlying           Granted to               or Base
                              Options/SARs         Employees in               Price             Expiration
Name                           Granted (#)         Fiscal Year               ($/Sh)                Date
----                           -----------         -----------               ------                ----
Wayne A. Schellhammer            787,265               45%                    $0.32                2015
David S. Boone                   202,440               12%                    $0.33                2015

                             2005 Stock Option Plan

      General

      On January 17, 2005, the Board of Directors adopted the 2005 Stock Option Plan of ACS (the "2005 Plan").

      The purpose of the 2005 Plan is to enable us to attract, retain, motivate and provide additional incentive to our directors, officers, employees consultants and advisors, whose contributions are essential to our growth and success by enabling them to participate in the our long-term growth through ownership of our stock.

Summary of the 2005 Plan

      The 2005 Plan is administered by our board of directors. Our board of directors may delegate the administration of the 2005 Plan to any committee, subcommittee or person charged with the administration of the Plan. For purposes of the following discussion, the term "Administrator" means the Board of Directors or the committee to whom it delegates its authority as provided above. The Administrator has the authority, subject to the terms of the 2005 Plan, to determine the individuals to whom options will be granted, the times at which options will be granted and the terms and conditions of the options.

      Eligibility. Options may be granted to our key employees, consultants, advisors and directors. Options intended to qualify as incentive stock options ("ISOs") may only be granted to key employees while actually employed by us. Non-employee directors, consultants and advisors are not entitled to receive ISOs under the 2005 Plan.

      Option Price. The option price for ISOs generally will be 100% of the fair market value of ACS common stock on the date the option is granted; however, if the participant in the 2005 Plan owns more than 10% of the combined voting power of ACS and any subsidiary or parent corporation, the option price will be not less than 110% of the fair market value of ACS common stock on the date of grant. The fair market value of ACS common stock first becoming subject to exercise as incentive stock option by an optionee who is an employee during any given calendar year may not exceed $100,000. The option price for non-qualified stock options (as defined below) will be determined by the Administrator and may be less than, equal to or greater than the fair market value of ACS common stock on the date of grant. Fair market value for purposes of the 2005 Plan is the closing market price of ACS common stock as reported on the market determined by the Board to be the primary market for the common stock on the date of grant (currently, the OTCBB). In the event ACS common stock is not traded on a recognized market at the time of grant, the Administrator will determine fair market value.

      Duration of Options. Each stock option will terminate on the date fixed by the Administrator, which will not be more than ten years after the date of grant. If the participant in the 2005 Plan owns more than 10% of the combined voting power of ACS and any subsidiary or parent corporation, and an incentive stock option is granted to such participant, the option will terminate on the date fixed by the Administrator, which will not be more than five years after the date of grant.

      Vesting. Options become exercisable when they have vested. The Administrator will specify the relevant vesting provisions at the time of the grant.

      Exercise Period. The exercise period for options granted under the 2005 Plan may not exceed 10 years from the date of grant.

      Payment. The Administrator will determine whether exercise of options will be settled in whole or in part in cash, common stock or other securities of ACS or other property.

      Shares That May Be Issued under the 2005 Plan. A maximum of 2,249,329 shares of ACS common stock, which number may be adjusted as described below, are available for issuance pursuant to the exercise of stock options granted under the 2005 Plan. If any stock option terminates or is canceled for any reason without having been exercised in full, the shares of stock not issued will then become available for additional grants of options. The number of shares available under the 2005 Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action.

      Estimate of Benefits. As of December 31, 2005, options to purchase 1,608,738 shares of common stock have been granted and are outstanding under the plan. The strike price of the options ranges from $.31 to $.49.

      Number of Options Outstanding. As of December 31, 2005, options to acquire 1,608,738 shares of Common Stock are outstanding to employees and directors of American CareSource Holdings. The following table sets forth information regarding the number of options outstanding and the exercise price of these options.

              Number of Options
                Outstanding at
              December 31, 2005                           Exercise Price

                   1,467,031                                  $0.31
                     141,707                                  $0.49

      Of these options, 552,720 of the options granted before December 31, 2005 were fully vested. A total of 1,517,735 were granted on May 16, 2005, 146,143 of which vested immediately. 260,922 granted to directors in consideration for their service vest as to 33% on the first anniversary and 33% on each subsequent anniversary. The remaining options and all other options granted under the Plan vest as to 25% of the option grant on the first anniversary of the grant, and 25% on each subsequent anniversary.

      Termination of and Amendments to the 2005 Plan. The Board of Directors may amend the 2005 Plan from time to time, except that no amendment will be made without stockholder approval if such approval is necessary to comply with applicable law. No options may be granted under the 2005 Plan after 2015.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of the shares of American CareSource Holdings' common stock as of March 31, 2006, (i) by each person American CareSource Holdings knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock,
(ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table below, (iii) each director and nominee for director of American CareSource Holdings and (iv) all executive officers and directors of American CareSource Holdings as a group. As of March 31, 2006, there were outstanding 14,370,709 shares of Common Stock, and 1,897,502 warrants convertible into common stock and 552,720 exercisable options convertible into common stock.

                                     Number of Shares
                                      of Common Stock       Percentage of Common
           Name and Address       Beneficially Owned (1)         Stock Owned

John Pappajohn (2)                     5,156,061                    33.6%

Derace L. Schaffer (3)                   940,488                     6.4%

Wayne A. Schellhammer (4)                322,951                     2.2%

Kenneth George (5)                        17,182                        *

John Colloton (6)                          7,810                        *

Edward B. Berger (7)                      82,528                        *

David Boone (8)                           99,787                        *

Steven M. Phillips (9)                     3,515                        *

All Officers and Directors as          6,630,322                    40.8%
a group (8 persons)(10)

Principal Life Insurance               1,891,065                    13.2%
801 Grand Avenue
Des Moines, IA 50392

----------
* less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him or her.

(2) Includes warrants to purchase 653,668 shares of American CareSource Holdings' common stock exercisable any time before January 27, 2010 and additional warrants to purchase 320,248 shares of American CareSource Holdings' common stock exercisable any time before August 15, 2010. Includes 17,182 vested stock options for common stock issuable upon exercise. Excludes an aggregate of 281,167 shares subject to warrants assigned by Mr. Pappajohn to persons not affiliated with American CareSource Holdings, with respect to which he is not the beneficial owner. Mr. Pappajohn is a member of the Board of Directors and a principal stockholder of Patient Infosystems, Inc. Mr. Pappajohn's ownership as reported herein does not include the shares owned by Patient Infosystems.

(3) Includes warrants to purchase 274,123 shares of American CareSource Holdings' common stock exercisable any time before January 27, 2010 and additional warrants to purchase 144,238 shares of American CareSource Holdings' common stock exercisable any time before August 15, 2010. Includes 17,182 vested stock options for common stock issuable upon exercise. Dr. Schaffer is a member of the Board of Directors and a principal stockholder of Patient Infosystems, Inc. Dr. Schaffer's ownership as reported herein does not include the shares owned by Patient Infosystems.

(4) As of March 31, 2006, Mr. Schellhammer has 322,951 vested stock options of American CareSource Holdings' common stock issuable upon exercise.

(5) As of March 31, 2006, Mr. George has 17,182 vested stock options of American CareSource Holdings' common stock issuable upon exercise.

(6) As of March 31, 2006, Mr. Colloton has 7,810 vested stock options of American CareSource Holdings' common stock issuable upon the exercise.

(7) Includes 79,750 shares of American CareSource Holdings' common stock beneficially owned by Mr. Berger of which 49,988 shares are owned by Mr. Berger and 29,762 shares are owned by Tucson Traditions LLC, a company owned by Mr. Berger. In addition, as of March 31, 2006, Mr. Berger has 2, 778 shares of common stock issuable upon the exercise of stock options.

(8) As of March 31, 2006, Mr. Boone has 99,787 vested stock options of American CareSource Holdings' common stock issuable upon exercise.

(9) As of March 31, 2006, Mr. Phillips has 3,515 vested stock options of American CareSource Holdings' common stock issuable upon exercise.

(10)  Includes 1,392,278 of warrants and 488,387 of vested stock options.

Item 12. Certain Relationships and Related Transactions.

Relationship with Patient Infosystems

      Mr. Pappajohn and Dr. Schaffer, in addition to being members of the Board of Directors of American CareSource Holdings, are also members of the Board of Directors and significant stockholders of Patient Infosystems and American CareSource Holdings. In addition, Edward Berger, a Director of American CareSource Holdings, is a current stockholder of Patient Infosystems and had previously served as a member of the Board of Directors, Audit Committee and Finance Committee of Patient Infosystems.

      Patient Infosystems provided American CareSource Holdings services for a limited transition period for no fee, pursuant to a Transitional Services Agreement, in such areas as personnel and employee benefits. Patient Infosystems provided American CareSource Holdings substantially the same level of service and use at substantially the same degree of care as American CareSource Holdings' personnel provided. The parties terminated the Transitional Services Agreements as of September 1, 2005.

      In October 2005, Patient Infosystems sold, in a private placement to accredited investors, 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. In connection with this transaction, Patient Infosystems granted investors certain registration rights pursuant to a registration rights agreement. The purchasers of the shares of common stock of Patient Infosystems received shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the distribution of American CareSource Holdings' stock which took place December 23, 2005. However, the American CareSource Holdings shares issued to such investors were restricted securities and issued pursuant to exemptions from registration under the Securities Act.

      Also, in October 2005, Patient Infosystems issued 547,244 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holder of Patient Infosystems preferred stock in lieu of accrued dividends which it is obligated to pay upon conversion of such preferred stock into common stock as required under the terms of the merger agreement by and between Patient Infosystems and CareGuide. The holder of these shares received shares of American CareSource Holdings' common stock as a result of the December 23, 2005 dividend distribution. Such American CareSource Holdings' shares were restricted and issued pursuant to exemptions from the registration requirements under the Securities Act. Both Mr. Pappajohn and Mr. Schaffer had been issued shares of common stock respectively in lieu of the cash dividend that was payable to each of them.

      On December 23, 2005, Patient Infosystems distributed by dividend approximately 12,071,309 of its shares of common stock of American CareSource Holdings, of which 10,091,899 shares of common stock were distributed pursuant to a registration statement on Form SB-2. Patient Infosystems did not receive any proceeds from the distribution of the shares to its stockholders. Approximately 300,000 shares were retained by Patient Infosystems. Of the 300,000 American CareSource Holdings' shares, 146,482 shares were registered under the aforementioned registration statement and 153,518 are restricted shares. Immediately following the distribution, American CareSource Holdings became an independent public company. Subsequent to the distribution, Patient Infosystems, Inc. sold 88,525 shares that were discussed above.

Related Transactions Involving the Wells Fargo Bank N.A. Line of Credit

      On December 1, 2004, American Caresource Holdings entered into a Credit Agreement with Well Fargo Bank, N.A., which created a secured credit facility of $300,000 until July 31, 2006. Mr. Pappajohn, a director of the both American CareSource Holdings and Patient Infosystems, guaranteed this credit facility. There was no compensation to Mr. Pappajohn related to this guarantee.

      On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000, which line was increased to $4,000,000 as of August 9, 2005. Mr. Pappajohn and Dr. Schaffer, directors of American CareSource Holdings guaranteed such increases in the credit line. As compensation for Mr. Pappajohn's and Dr. Schaffer's guarantees for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings' Board of Directors based upon an independent appraisal. The value of the warrants was separately estimated at $0.20 per share or $214,489 based on the Black-Scholes valuation of the call option associated with a five year warrant. In connection with the August increase in the credit line, American CareSource Holdings issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants have an exercise price of $0.49 based on current fair value.

      On December 28, 2005, American CareSource Holdings again amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $5,000,000. Mr. Pappajohn guaranteed such increases in the credit line. Additional warrants may be issued in the future to Mr. Pappajohn for his guarantee; however, no warrants have presently been issued to Mr. Pappajohn. The line of credit bears interest at the bank's prime index rate (7.25% at January 19, 2006) and has a scheduled expiration date of March 31, 2007. The principal and unpaid interest on such line of credit is payable in a single payment due in full on March 31, 2007.

      In March 2006 the Company completed the closing of a private placement sale of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction was approximately $9.1 million. A portion of the proceeds from this transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although American Caresource Holdings paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to American CareSource Holdings if needed.

Item 13. Exhibits

Exhibit #      Description of Exhibits

3.1(2)         Certificate of Incorporation

3.2(2)         By-Laws

3.3(4)         Amendment to the Certificate of Incorporation, dated May 25,
               2005.

3.4(4)         Amendment to the Certificate of Incorporation, dated June 2,
               2005.

3.5(7)         Amendment to the Certificate of Incorporation, dated November 14,
               2005.

3.6            Certificate of Incorporation of Ancillary Care Services-Group
               Health, Inc.

3.7            Certificate of Incorporation of Ancillary Care Services-Medicare,
               Inc.

3.8 Certificate of Incorporation of Ancillary Care Services-Worker's Compensation, Inc.

3.9            Certificate of Incorporation of Ancillary Care Services, Inc.

4.1(2)         2005 Stock Option Plan.

4.2(3)         Specimen Stock Certificate.

10.01(3) Employment Agreement, dated October 11, 2004 between the Registrant and Wayne A. Schellhammer.

10.02(3) Employment Agreement, dated May 1, 2005, between the Registrant and David Boone.

10.03(2) Commercial Lease, dated July 1, 1998, between Today Tristar, L.P. and American CareSource Corporation, as amended.

10.04(2) Lease, dated July 1, 2002, between Madison Square Park, LLC and American CareSource Corporation.

10.05(2) Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American Caresource Holdings, Inc.

10.06(2) Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American Caresource Holdings, Inc.

10.07(2) First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American Caresource Holdings, Inc.

10.08(3) Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.

10.09(3) Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.

10.10(3) Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and Derace L. Schaffer.

10.11(8) Corrected Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.

10.12(3) Transitional Services Agreement, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.

10.13(6) Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.

10.14(5) Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.

10.15(5) Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace
               L. Schaffer.

10.16(5) Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew
               P. Kinley.

10.17(5) Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.

10.18(5) Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.

10.19(5) Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.

10.20(5) Guarantors' Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.

10.21(5) Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.

10.22(5) Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.

10.23(5) Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and Derace L. Schaffer.

10.24(5) Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and Matthew P. Kinley.

10.25(9) Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.

10.26(9) Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.

10.27(9) Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.

10.28 Form of Registration Rights Agreement from March 2006 private placement.

10.29          Form of Subscription Agreement from March 2006 private placement.

10.30 Amended and Restated Stock Purchase Warrant, dated March 29, 2006 by and between American CareSource Holdings, Inc. and John Pappajohn. (amends Stock Purchase Warrant, dated January 27,
               2005)

10.31 Amended and Restated Stock Purchase Warrant, dated March 29, 2006 by and between American CareSource Holdings, Inc. and Derace Schaffer. (amends Stock Purchase Warrant, dated January 27, 2005)

10.32 Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and John Pappajohn. (amends Stock Purchase Warrant, dated August 15, 2005)

10.33 Amended & Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Derace L. Schaffer. (amends Stock Purchase Warrant, dated August 15, 2005)

10.34 Amended & Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Matthew P. Kinley. (amends Stock Purchase Warrant, dated August 15, 2005)

14.1           Code of Ethics

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Form SB-2 filed on February 14, 2005 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Auditors

      Audit services performed by McGladrey & Pullen LLP for the fiscal years 2005 and 2004, respectively, consisted of the examination of American CareSource Holdings' financial statements, services related to filings with the Securities and Exchange Commission ("SEC"), audits, quarterly reviews and tax services.

Audit Fees

      The aggregate audit fees billed by McGladrey & Pullen, LLP for professional services rendered in connection with the audit of American CareSources' annual audit for the year ended December 31, 2005, the review of American CareSources' quarterly financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and review of reports filed by American CareSource holdings during the period reported were approximately $101,000 as compared to $80,000 for the same respective periods of 2004.

Tax Fees

      The aggregate fees billed by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP, for professional services rendered related to taxes of American CareSource Holdings for the year ended December 31, 2005 were approximately $18,000 as compared to $5,500 for the year ended December 31, 2004.

All Other Fees

      There were no other fees billed by McGladrey & Pullen LLP or RSM McGladrey, Inc. for the years ended December 31, 2005 and 2004.

      The Audit Committee considers at least annually whether the provision of non-audit services by McGladrey & Pullen LLP is compatible with maintaining auditor independence.

Pre-Approval of Audit and Permissible Non-Audit Services

      The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. All audit and permissible non-audit services provided by McGladrey & Pullen LLP to American CareSource Holdings for the fiscal years ended 2005 and 2004 were approved by the Audit Committee.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.


By: /s/ Wayne A. Schellhammer                                     March 31, 2006
    ------------------------------------------------              --------------
    Wayne A. Schellhammer                                         Date
    President, Chief Executive Officer Chairman
    and Director
    (Principal Executive Officer)

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Wayne A. Schellhammer                                     March 31, 2006
    ------------------------------------------------              --------------
    Wayne S. Schellhammer                                         Date
    President, Chief Executive Officer Chairman
    and Director
    (Principal Executive Officer)


By: /s/ David S. Boone                                            March 31, 2006
    ------------------------------------------------              --------------
    David S. Boone                                                Date
    Chief Operating Officer, Chief Financial Officer


By: /s/ Steven M. Phillips                                        March 31, 2006
    ------------------------------------------------              --------------
    Steven M. Phillips                                            Date
    Controller, Principal Accounting Officer


By: /s/ Kenneth S. George                                         March 31, 2006
    ------------------------------------------------              --------------
    Kenneth S. George                                             Date
    Director


By: /s/ Derace L. Schaffer                                        March 31, 2006
    ------------------------------------------------              --------------
    Derace L. Schaffer                                            Date
    Director


By: /s/ John Pappajohn                                            March 31, 2006
    ------------------------------------------------              --------------
    John Pappajohn                                                Date
    Director


By: /s/ Edward Berger                                             March 31, 2006
    ------------------------------------------------              --------------
    Edward Berger                                                 Date
    Director


By: /s/ John W. Colloton                                          March 31, 2006
    ------------------------------------------------              --------------
    John W. Colloton                                              Date
    Director

McGladrey & Pullen
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American CareSource Holdings, Inc.

We have audited the accompanying balance sheets of American CareSource Holdings, Inc. as of December 31, 2005 and 2004, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Des Moines, Iowa
March 4, 2006

AMERICAN CARESOURCE HOLDINGS, INC.
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                             2005            2004
                                                                             ----            ----
ASSETS

CURRENT ASSETS
Cash                                                                     $    23,399     $    16,749
Accounts receivable                                                          482,159         460,691
Prepaid and other current assets                                              30,151          12,795
                                                                         ---------------------------

Total current assets                                                         535,709         490,235

NET PROPERTY AND EQUIPMENT                                                   175,608         111,780

NET INTANGIBLE ASSETS                                                      1,921,401       2,134,983

GOODWILL                                                                   4,361,299       4,361,299
                                                                         ---------------------------

                                                                         $ 6,994,017     $ 7,098,297
                                                                         ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to service providers                                                 $   386,217     $   369,553
Accounts payable and other accrued liabilities                               352,383         385,899
Payable to Patient Infosystems, Inc.                                              --       1,651,536

Current maturities of long-term debt                                          20,231          21,355
                                                                         ---------------------------

Total current liabilities                                                    758,831       2,428,343
                                                                         ---------------------------

LONG-TERM DEBT, including $336,277 due to Patient
Infosystems, Inc. at December 31, 2005 less current maturities             3,845,929         219,325
                                                                         ---------------------------

STOCKHOLDER'S EQUITY

Common stock, par value $0.01, 40,000,000 shares authorized and
12,371,309 issued and outstanding as of December 31, 2005 and 2004           123,713         123,713
Preferred stock, par value .01, 10,000,000 shares authorized and none outstanding as of December 31, 2005 and 2004
Additional paid-in-capital                                                 7,734,800       7,158,154
Deferred debt issuance cost                                                 (231,500)             --
Accumulated (deficit)                                                     (5,237,756)     (2,831,238)
                                                                         ---------------------------

Total stockholders' equity                                                 2,389,257       4,450,629
                                                                         ---------------------------

                                                                         $ 6,994,017     $ 7,098,297
                                                                         ===========================

See Notes to Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                       2005             2004
                                                       ----             ----

Revenues:
Ancillary health                                  $  4,219,133     $  5,512,927
Patient claims processing                              198,313          524,397
                                                  -----------------------------

Total revenues                                       4,417,446        6,037,324

Total costs of revenues                              4,407,290        5,840,589
                                                  -----------------------------

Contribution margin                                     10,156          196,735
                                                  -----------------------------

Selling, general and administrative expense          1,804,793        1,913,976
Impairment of goodwill                                      --          802,105
Depreciation and amortization                          310,915          295,802
                                                  -----------------------------

Total operating expenses                             2,115,708        3,011,883
                                                  -----------------------------

Operating (loss)                                    (2,105,552)      (2,815,148)
                                                  -----------------------------

Other expenses:

Interest expense                                       146,492           12,349
Debt issuance cost                                     154,474               --
Other                                                       --            3,741
                                                  -----------------------------

Total other expenses                                   300,966           16,090
                                                  -----------------------------

Net (loss) before income tax                        (2,406,518)      (2,831,238)
Income tax expense                                          --               --
                                                  -----------------------------

Net (Loss)                                        $ (2,406,518)    $ (2,831,238)
                                                  =============================

Net (Loss) per share - basic and diluted          $      (0.19)    $      (0.23)
Weighted Average Shares Outstanding                 12,371,309       12,371,309
                                                  =============================

See Notes to Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                Additional      Deferred
                                                                  Paid-In          Debt         Accumulated
                                     Shares         Amount        Capital      Issuance Cost     (Deficit)          Total
                                     ------         ------        -------      -------------     ---------          -----
Balance, December 31, 2003                100    $         1    $ 5,732,115     $        --     $        --     $ 5,732,116
     Former parent contributions           --             --      1,549,751              --              --       1,549,751
     Effect of stock splits        12,371,209        123,712       (123,712)             --              --              --
     Net (loss)                            --             --             --              --      (2,831,238)     (2,831,238)
                                  -----------------------------------------------------------------------------------------

Balance, December 31, 2004         12,371,309        123,713      7,158,154              --      (2,831,238)    $ 4,450,629
     Issuance and amortization
     of warrants, net                      --             --        376,646        (231,500)             --         145,146
     Stock option compensation             --             --        200,000              --              --         200,000
     Net (loss)                            --             --             --              --      (2,406,518)     (2,406,518)
                                  -----------------------------------------------------------------------------------------

Balance, December 31, 2005         12,371,309    $   123,713    $ 7,734,800     $  (231,500)    $(5,237,756)    $ 2,389,257
                                  =========================================================================================

See Notes to Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                   2005            2004
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                     $(2,406,518)    $(2,831,238)

Adjustments to reconcile net loss to net cash
      (used in) operating activities
        Depreciation and amortization                              310,915         295,802
        Goodwill impairment                                             --         802,105
        Stock option compensation                                  200,000
        Gain on disposal of assets                                  (6,729)             --
        Amortization of debt issuance costs                        145,146              --
        Changes in operating assets and liabilities
          Accounts receivable                                      (21,468)         25,744
          Prepaid and other assets                                 (17,356)          3,147
          Due to service providers                                  16,664        (340,429)
          Accounts payable and other accrued liabilities            33,516        (748,426)
                                                               ---------------------------
Net cash used in operating activities                           (1,812,862)     (2,793,295)
                                                               ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (126,487)        (44,995)
Proceeds from sales of equipment                                    31,656           3,475
Acquisition costs                                                       --         (68,093)
                                                               ---------------------------
Net cash used in investing activities                              (94,831)       (109,613)
                                                               ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, net                                3,250,000         200,000
Proceeds from long term debt                                        33,727              --
Payments on long term debt                                         (54,125)       (293,732)
Change in excess of outstanding checks over bank balance                --        (189,608)
Former parent contributions                                             --       1,549,751
Net (payments to) advances from former parent                   (1,315,259)      1,651,536
                                                               ---------------------------
Net cash provided by financing activities                        1,914,343       2,917,947
                                                               ---------------------------

Net increase in cash                                                 6,650          15,039

Cash at beginning of year                                           16,749           1,710
                                                               ---------------------------
Cash at end of year                                            $    23,399     $    16,749
                                                               ===========================

SUPPLEMENTAL CASH FLOW INFORMATION, cash paid for interest     $   145,499     $    21,483

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCIAL
ACTIVITIES
     Warrants issued for debt guarantees                           376,646              --
     Stock option compensation                                     200,000
     Advances from former parent converted to
       long-term debt                                              336,227              --
     Acquisition of equipment through capital leases                59,601              --


See Notes to Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Description of business: The outstanding securities of American Caresource Holdings, Inc. (the "Company") a Delaware corporation was distributed by dividend to the stockholders of Patient Infosystems, Inc. ("Patient Infosystems") on December 23, 2005. Public trading of the company's stock commenced on December 28, 2005 under the symbol ACSH.OB on the Over the Counter Bulletin Board Market ("OTC Bulletin Board"). The Company was originally formed as Physician's Referral Network in 1995 and merged into Health Data Solution, Inc. in October 1997. At the time of such merger, Healthdata Solutions changed its name to American CareSource Corporation. It was acquired by Patient Infosystems on December 31, 2003. It is in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The company markets its products to insurance companies, third party administrators, and preferred provider organizations.

On December 19, 2005, the Company filed with the Securities and Exchange Commission a prospectus that relates to the distribution by dividend to all the stockholders of Patient Infosystems of 12,071,309 shares. Of these 12,071,309 shares, the distribution of 10,091,899 shares were registered. Patient Infosystems retained 300,000 shares of American CareSource stock. At December 31, 2005 12,371,309 shares of the Company's common stock were outstanding.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Accounts receivable: Accounts receivable are reported at amounts expected to be received from third party payors and other customers.

Because of the nature of the Company's business, all receivable amounts are expected to be collected. Hence, the Company does not have an allowance for doubtful accounts.

Fair value of financial instruments: The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and on the straight-line and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to operations. Expenditures that extend the physical or economic life of property and equipment are capitalized.

The estimated useful lives of property and equipment are as follows:

Leasehold improvements                                                 5 years
Computer equipment                                                   3 - 5 years
Furniture and fixtures                                                 7 years
Software                                                             3 - 5 years

The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management's opinion, there is no impairment of such assets at December 31, 2005 and 2004.

Revenue recognition: The Company evaluates their service provider contracts using the indicators of EITF No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

      o The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

      o The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on price, access, etc.

      o The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

      o The Company is responsible to the service provider for processing the claim and managing the claim their adjustor processes.

      o The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

      o The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to the service providers.

When claims are recorded gross, the payor's payment to be Company is recorded as revenue and the Company's payment to the service provider is recorded as cost of revenue in the statement of operations. The Company does, however, record revenue on a net basis when an agency relationship exists. When the Company receives a fee for claims processing and there are no financial risks to the Company, then only the claims processing fee is recorded as revenue.

The Company does not have responsibility to collect co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Costs of revenues: Costs of ancillary health revenues consist of expenses due to providers for providing employee (patient) services and the related direct labor and overhead of providing such services. The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as related revenues are recognized.

Costs of patient claims revenues consist of direct labor and overhead to administer the patient claims.

Issuance of Warrants: The Company has issued warrants to stockholders and directors in exchange for a guarantee of Company debt. The warrants were valued at $376,646 as of the date of the grant using the fair value method. These deferred debt issuance costs are being amortized to expense over the life of the guarantee.

Concentration of revenues: The Company has four customers that compromise the following approximate amounts of the of the Company's revenue and accounts receivable:

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                      Twelve Months Ended December 31, 2005              Twelve Months Ended December 31, 2004
                      -------------------------------------              -------------------------------------

                    Accounts                        % of Total          Accounts                      % of Total
                   Receivable       Revenue          Revenue           Receivable       Revenue        Revenue
                   ----------       -------          -------           ----------       -------        -------
Customer A          140,000        2,520,000             57%            $ 180,000     $ 2,400,000          40%
Customer B          190,000          810,000             18               160,000       1,720,000          28
Customer C           20,000          340,000              8                40,000         640,000          11
Customer D           20,000          320,000              7                30,000         170,000           3
                 ---------------------------------------------------------------------------------------------
                    370,000        3,990,000             90%            $ 410,000     $ 4,930,000          82%
                 =============================================================================================

Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       Twelve Months Ended
                                                           December 31,
                                                           ------------
                                                       2005             2004
                                                  ------------------------------

Net loss attributable to common
stockholders - as reported                        $ (2,406,518)    $ (2,831,238)

Stock compensation expense included in                 200,000               (0)
determination of net income

Stock compensation expense under SFAS No. 123         (253,817)              (0)

Net loss - pro forma                                (2,460,335)      (2,831,238)

Net loss per share - basic
and diluted - as reported                         $      (0.19)    $      (0.23)

Net loss per share - basic
and diluted - pro forma                           $      (0.20)    $      (0.23)

Weighted average common shares                      12,371,309       12,371,309

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using an expected life of 5 years, assumed risk-free interest rates of 4.0%, assumed dividend yield of zero and a volatility factor of 60%. The weighted average grant date for value of options issued during the year ended December 31, 2005 was $0.20 per share. For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over such option's vesting period.

Intangible assets: The Company's intangible assets result from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American Caresource Corporation by Patient Infosystems. The allocation was based on an independent appraisal of the acquired assets. The only significant intangible assets other than goodwill that were identified in these appraisals were the provider contracts and internally developed claims payment and billing software. Each of these items is being amortized using the straight line method over its expected useful life, 5 years for the software and 15 years for the provider contracts.

As of the acquisition date, there were approximately 1,700 provider sites under contract with American CareSource. As of December 31, 2005, the Company has approximately 2,400 providers representing our 20,000 provider sites under contract. Our experience to date is that we have less than 2% annual turnover or attrition of these providers. The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of these contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted. The Company tested for potential impairment each quarter by re-evaluating the projected cashflows the Company expects to generate from these contracts. As of December 31, 2005, there is no impairment of this intangible asset. The cost of adding additional providers is considered an ongoing operating expense.

The following is a summary of the intangible assets as of December 31, 2005 and 2004:

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                      2005             2004
                                -----------------------------------------------
                                Gross Carrying    Accumulated      Accumulated
                                     Amount       Amortization     Amortization
                                -----------------------------------------------
Software                          $  427,581       $  171,032       $   85,516
Provider Contracts                 1,920,984          256,132          128,066
                                -----------------------------------------------
                                  $2,348,565       $  427,164       $  213,582
                                ===============================================

Amortization expense was approximately 214,000 for each of the years ended December 31, 2005 and 2004.

Estimated aggregated amortization expenses for the next five years are as follows:

                                                                     Estimated
                                                                   Amortization
                                                                      Expense
                                                                  -------------

Year ending December 31:
     2006                                                         $     214,000
     2007                                                               214,000
     2008                                                               214,000
     2009                                                               128,000
     2010                                                               128,000
                                                                  -------------
                                                                  $     898,000
                                                                  =============

Goodwill: The following is a summary of activity of goodwill as of December 31, 2004:

Balance, December 31, 2003                                         $ 6,981,876
    Acquisition costs                                                   68,093
    Final valuation adjustments                                     (1,886,565)
                                                                   -----------
    Adjusted balance, December 31, 2003                              5,163,404
    Impairment loss, December 31, 2004                                (802,105)
                                                                   -----------
Balance, December 31, 2004 and 2005                                $ 4,361,299
                                                                   ===========

The goodwill is tested annually for impairment and was last tested as of December 31, 2005. Based on an independent valuation, no impairment was recognized during 2005. Based on the independent valuation done as of December 31, 2004, a goodwill impairment loss of $802,105 was recognized. The fair value was estimated using the expected present value of future cash flows.

Research and development: Research and development costs are expensed as incurred.

Earnings per common share: Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods. Diluted earnings per share is the same amount because all outstanding stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended December 31, 2005 and 2004. Amounts presented for share and per share data are shown after giving effect to the stock splits effected June 2, 2005 and November 14, 2005 as described in the following paragraph.

Stock split and change to authorized shares: On May 25, 2005, the Company amended its Certificate of Incorporation increasing the number of authorized common shares to 40,000,000 shares and authorizing 10,000,000 preferred shares.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On June 2, 2005, the Company effected a 110,000 for one stock split on the common shares outstanding at the time. On November 14, 2005, the Company effected a 1.1246645 for one stock split on the common shares outstanding at the time. After the stock splits, the Company had 12,371,309 shares outstanding. Amounts presented for share and per share data are shown after giving effect to the stock splits.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for all the effects of changes in tax laws and rates on the date of enactment. Prior to December 16, 2005, the Company filed consolidated tax returns with Patient Infosystems. The Company recorded its tax expense using the separate company method.

New accounting pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), Share-Based Payment (FAS 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS 123(R) are effective for Patient Infosystems on January 1, 2006. Management believes the impact on the financial statements will be similar to the disclosures made by the footnote to the financial statements, showing the proforma effect on earnings and earnings per share of expensing the value of stock options granted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29 (SFAS No. 153), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, Accounting for Nonmonetary Exchanges and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted.

The Company does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of Patient Infosystems.

Note 2. Initial Formation of American Caresource Holdings, Inc.

On December 31, 2003, the Parent Company, Patient Infosystems, acquired substantially all the assets and liabilities of American CareSource Corporation for a total purchase price of $5,800,209. Simultaneously, Patient Infosystems contributed the assets and liabilities acquired to its wholly owned subsidiary, American Caresource Holdings, Inc. American Caresource Holdings, Inc. was incorporated on November 24, 2003. The purchase consideration included (a) 1,100,000 shares of common stock valued at $1,848,000; (b) $3,679,499 of notes and accrued interest owed to Patient Infosystems by American CareSource Corporation that was extinguished by the business combination and (c) $272,710 of direct expenses associated with the acquisition. The common stock, issued in the transaction was valued at $1.68 per share based upon the measurement date for this transaction of April 14, 2003, which is the date the terms of the proposed transaction were agreed upon and announced to the public.

During 2004, the Company completed its valuation for the allocation of identifiable intangible assets and goodwill. As a result of the valuation, $1,886,565 was allocated from goodwill to identifiable intangible assets. In addition, $68,093 of additional expenses were incurred during 2004 and added to goodwill. After giving effect to these items, information related to the assets and liabilities contributed to American Caresource Holdings is as follows:

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Purchase price                                                      $ 5,800,209
                                                                    ===========

Purchase allocation:
Current assets                                                      $   504,087
Property and equipment                                                  152,480
Identifiable intangible assets                                        2,348,565
Current liabilities                                                  (2,033,915)
Long-term debt                                                         (334,412)
Goodwill                                                              5,163,404
                                                                    -----------
                                                                    $ 5,800,209
                                                                    ===========

Note 3. Property and Equipment

Property and equipment consist of the following:

                                                          2005           2004
                                                          ----           ----

Computer equipment                                     $ 211,388      $ 126,083
Software                                                  80,779         26,361
Furniture and fixtures                                    22,272         19,887
Leasehold improvements                                    18,811         18,811
                                                       ------------------------
                                                         333,250        191,142
Less accumulated depreciation and amortization          (157,642)       (79,362)
                                                       ------------------------
                                                       $ 175,608      $ 111,780
                                                       ========================

Included in property and equipment are capitalized leases as follows:

                                                         2005            2004
                                                         ----            ----

Computer Equipment                                     $ 59,601        $ 57,643
Less accumulated amortization                           (14,900)        (23,527)
                                                       ------------------------
                                                       $ 44,701        $ 34,116
                                                       ========================

Note 4. Line of Credit and Long-Term Debt

In December 2004, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. establishing a line of credit of $300,000 guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection therewith. On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000, the line was subsequently increased to $4,000,000 as of August 9, 2005. Mr. Pappajohn and Dr. Schaffer, directors of American CareSource Holdings guaranteed such increases in the credit line. As compensation for Mr. Pappajohn's and Dr. Schaffer's guarantees for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 which was equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings' Board of Directors based upon an independent appraisal.

In connection with the August increase in the credit line, American CareSource Holdings issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants were issued at a strike price of $0.49 based on current fair value of the stock.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In December 2005, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. increasing the line of credit to $5,000,000 and extending the maturity of the line to March 31, 2007, which was guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection with the increase in the line or the extension of the maturity date. The line of credit bears interest at the bank's prime index rate. The outstanding principal owed by American CareSource Holdings as of December 31, 2005 and 2004 was $3,450,000 and $200,000, respectively. The principal and unpaid interest on such line of credit is payable in a single payment due in full on March 31, 2007.

Long-term debt consists of the following:

                                                                             2005            2004
                                                                             ----            ----
Line of credit payable to Wells Fargo Bank, N.A. maturing March 2007     $ 3,450,000     $   200,000

Note payable, due in monthly installments of approximately $800
     including interest at 7.0%, maturing in April 2009                       28,820              --

Note payable to Patient Infosystems, Inc. due February 2007 including interest at 6%.  Payable to Patient Infosystems, Inc. was
     converted to note at time distribution to stockholders
                                                                             336,277              --

Capital lease obligations                                                     51,063          40,680
                                                                         ---------------------------
                                                                           3,866,160         240,680
Less current maturities                                                      (20,231)        (21,355)
                                                                         ---------------------------
Long-term debt, less current maturities                                  $ 3,845,929     $   219,325
                                                                         ===========================

Approximate scheduled payments in each of the next five years and thereafter on the debt and capital lease obligations are as follows:

Year ending December 31:
     2006                                                         $    20,000
     2007                                                           3,808,000
     2008                                                              21,000
     2009                                                              14,000
     2010                                                               3,000
                                                                  ===========
                                                                  $ 3,866,000

Note 5. Income Taxes

There was no income tax expense for the years ended December 31, 2005 and 2004.

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of approximately the following:

                                                                  2005           2004
                                                               ---------       ---------
Computed "expected" tax benefit                                $(818,000)      $(963,000)
Change in the valuation allowance for deferred tax assets        495,000         962,000
Net operating losses lost in spin-out                            315,000
Other                                                              8,000           1,000
                                                               ---------       ---------
Total income tax expense                                       $      --       $      --
                                                               =========       =========

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                      2005              2004
                                                  -----------       -----------

Deferred tax assets:

Operating loss carryforward                       $ 1,294,000       $   753,000
Goodwill                                               39,000           156,000
Accrued vacation /compensation/other                   37,000            36,000
Debt issuance costs                                    57,000                --
Fixed assets                                           30,000            17,000
                                                  -----------       -----------
                                                    1,457,000           962,000
Valuation allowance                                (1,457,000)         (962,000)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

The valuation allowance increased $495,000 and $962,000 during the year ended December 31, 2005 and 2004, respectively.

The Company has a net operating loss carryforward of approximately $3,805,000 which expires in 2024 and 2025.

Note 6. Commitments and Contingencies

Operating leases: The Company leases certain equipment and office space under noncancelable lease agreements, which expire at various dates through December 2012.

At December 31, 2005 minimum annual lease payments for operating and capital leases are approximately as follows:

                                    Capital Leases   Operating Leases   Total
                                    --------------   ----------------   -----

2006                                     17,000            209,000      226,000
2007                                     17,000            205,000      222,000
2008                                     13,000             93,000      106,000
2009                                     12,000             20,000       32,000
2010                                      3,000             20,000       23,000
Thereafter                                   --             41,000       41,000
                                    -------------------------------------------

Total minimum lease payments             62,000            588,000      650,000
Less amount representing interest       (11,000)               ---      (11,000)
                                    -------------------------------------------
                                        $51,000           $588,000     $639,000
                                    ===========================================

Rent expense related to operating leases was approximately $202,000 and $222,000 for the years ended December 31, 2005 and 2004, respectively.

Employment agreements: The Company has executed employment agreements with two employees effective through various dates from June 2006 to October 2006, providing for minimum annual salaries and incentives.

Contingencies: The Company is party to certain complaints arising from certain former employees. Management believes that the ultimate resolution of these complaints will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Note 7. Stock Options and Warrants

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the "Stock Option Plan") for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The company intends to file a Form S-8 registering 2,249,329 of the Stock Option Plan shares. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the "Committee"), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted.

A summary of stock option activity follows:

                                                                   Outstanding    Weighted-Average
                                                                     Options       Exercise Price
      Options outstanding at December 31, 2004                             --           $  --

      Options granted during the year ended December 31, 2005       1,659,442           $0.33

      Options forfeited by holders during the year
        ended December 31, 2005                                       (50,704)          $0.31

      Options exercised during the year ended December 31, 2005            --              --

      Options outstanding at December 31, 2005                      1,608,738           $0.33

      Options exercisable at December 31, 2005                        552,720           $0.31

     Options available for grant at December 31, 2005                 640,591

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

                                             Options Outstanding                           Options Exercisable
                              -------------------------------------------------         -------------------------
                                                      Weighted
                                                      Average          Weighted                          Weighted
                                                     Remaining          Average                           Average
           Range of             Number              Contractual        Exercise            Number        Exercise
        Exercise Price        Outstanding               Life             Price          Exercisable        Price
        $0.31 - $0.49          1,608,738                9.6             $ 0.33             552,720         $0.31

American CareSource has warrants outstanding and exercisable for the purchase of 1,737,550 shares of common stock at December 31, 2005. American CareSource valued the warrants using the Black Scholes method. The weighted average exercise price at December 31, 2005 was $0.43.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8. Related Party

American CareSource Holdings reimbursed a Director, John Pappajohn, approximately $20,000 for business related expenses. In 2004 and 2005, American CareSource Holdings reimbursed Patient Infosystems for employee related benefit premium costs.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Subsequent Event

In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to payoff the existing credit line with Wells Fargo Bank N.A. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing in addition to other costs.