Form 10QSB
period 2006-03-31
American Caresource Holdings, Inc.
filed 2006-05-15
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51603

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8080 Tristar Drive, Irving, Texas

(Address of principal executive offices)

(214) 596-2400

(Issuer’s telephone number, including area code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act as of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2006, 14,449,815 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

          Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
	March 31, 2006	December 31, 2005

ASSETS

Current Assets
Cash and Cash Equivalent	$5,469,640	$23,399
Accounts Receivable	1,312,636	482,159
Other	21,022	30,151

Total Current Assets	6,803,298	535,709

Net Property, Plant, and Equipment	168,456	175,608

Intangible Assets	1,868,006	1,921,401
Goodwill	4,361,299	4,361,299

Total Assets	$13,201,059	$6,994,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Due to Service Providers	$1,043,267	$386,217
Accounts Payable and Accrued Liabilities	446,130	352,383
Current Maturities of Long-Term Debt	356,865	20,231

Total Current Liabilities	1,846,262	758,831

Long-Term Debt	54,401	3,845,929

Total Liabilities	1,900,663	4,604,760

STOCKHOLDERS’ EQUITY:

Common Stock-par value $0.01, 40,000,000 shares authorized and 14,434,815 and 12,371,309 shares issued and outstanding as of March 31, 2006 and December 31, 2005 respectively	144,348	123,713
Preferred Stock-par value $0.01, 10,000,000 shares authorized and none outstanding as of March 31, 2006 and 2005	0	0
Additional Paid in Capital	16,839,240	7,734,800
Deferred Debt Issuance Cost	(185,199)	(231,500)
Accumulated (Deficit)	(5,497,993)	(5,237,756)

Total Stockholders’ Equity	11,300,396	2,389,257

Total Liabilities and Equity	$13,201,059	$6,994,017

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005

REVENUES
Net Ancillary Health	$2,432,232	$1,208,862
Patient Claims Processing	32,149	100,322

Net Revenue	2,464,381	1,309,184

Total Cost of Revenues	2,045,474	1,261,639

Contribution Margin	418,907	47,545

Selling, General, and Administrative Expense	531,266	455,079
Depreciation and Amortization	78,247	76,512

Total Operating Expenses	609,513	531,591

Operating (Loss)	(190,606)	(484,046)

Other Expenses:	2,632	—
Debt Issuance Cost	46,301	23,832
Net Interest and Finance Cost	20,699	10,617

Total Other Expenses	69,631	34,449

Net (Loss) Before Income Tax	(260,237)	(518,495)
Income Tax Expense	—	—

Net (Loss)	$(260,237)	$(518,495)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES	13,278,649	12,371,309

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)

				Deferred	Accum
	Shares	Amount	APIC	Debt	Deficit	Total

Balance December 31, 2004	10,091,899	$100,919	$7,180,948	$—	$(2,831,238)	$4,450,629
Issue & Amortization of Warrants			214,489	(190,657)		23,832
Net Loss					(518,496)	(518,496)

Balance March 31, 2005	10,091,899	$100,919	$7,395,437	$(190,657)	$(3,349,734)	$3,955,965

Balance December 31, 2005	12,371,309	$123,713	$7,734,800	$(231,500)	$(5,237,756)	$2,389,257

Issue of 2,063,506 Common Stock Shares	2,063,506	20,635	9,082,210			9,102,845
Option Compensation Expense			22,230			22,230
Amortization of Warrants
Associated with Deferred
Debt				46,301		46,301
Net Loss					(260,237)	(260,237)

Balance March 31, 2006	14,434,815	$144,348	$16,839,240	$(185,199)	$(5,497,993)	$11,300,396

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

OPERATING ACTIVITIES:
Net loss	$(260,237)	$(518,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Option Compensation Expense	22,230	—
Depreciation and amortization	78,247	76,512
Compensation expense related to warrants	46,301	23,832
Changes in operating assets and liabilities:
Increase in (decrease) accounts receivable	(830,477)	(167,662)
Increase in prepaid expenses and other current assets	9,129	(7,341)
Increase (decrease) in accounts payable and accrued liabilities	93,747	(58,453)
Increase in amounts payable to services providers	657,050	73,796

Net cash used in operating activities	(184,010)	(577,812)

INVESTING ACTIVITIES:
Property and equipment additions	(17,700)	(41,211)

Net cash used in investing activities	(17,700)	(41,211)

FINANCING ACTIVITIES:
Borrowings from Line of Credit	200,000	1,600,000
Payment on line of credit or long term debt	(3,654,894)	(5,445)
Net proceeds from the sale of capital stock	9,102,845	—

Net cash provided by financing activities	$5,647,951	$677,592

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,446,241	$58,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,399	16,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,469,640	$75,318

Supplemental disclosures cash flow information
Cash paid for interest expense	$88,805	$10,172

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2006

Note 1. Summary of Significant Accounting Policies

Description of business: American CareSource Holdings, Inc. and subsidiaries (the “Company”) a Delaware corporation. It is in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The company markets its products to insurance companies, third party administrator and preferred provider organizations. The Company currently has three subsidiaries: Ancillary Care Services, Ancillary Care Medicare, and Ancillary Care Workers Comp. These subsidiaries currently do not have any financial or other activity for the three months ended March 31, 2006 and March 31, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-QSB and Item 310(b) of Regulation S-B. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted. Readers of this report should therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with Securities and Exchange Commission on March 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

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

Because of the nature of the Company’s business, all receivable amounts are expected to be collected. Hence, the Company does not have an allowance for doubtful accounts.

Fair value of financial instruments: The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

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

The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of such assets at March 31, 2006.

Revenue recognition: The Company evaluates their service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

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

When claims are recorded gross, the payor’s payment to the Company is recorded as revenue and the Company’s payment to the service provider is recorded as cost of revenue in the statement of operations. The Company does, however, record revenue on a net basis when an agency relationship exists. When the Company receives a fee for claims processing and there are no financial risks to the Company, then only the claims processing fee is recorded as revenue.

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

Issuance of Warrants: The Company has issued warrants to stockholders and directors in exchange for a guarantee of Company debt and as compensation to an outside investment bank for arranging equity financing. The warrants issued in exchange for the guarantee were valued at $376,646 as of the date of the grant using the fair value method. These deferred debt issuance costs are being amortized to expense over the life of the guarantee. The Company also issued 159,952 warrants as compensation to an investment bank for arranging a private placement during the quarter. The warrants were valued at $463,409 as of the date of the grant using the fair value method. This amount has been offset against the capital raised.

Concentration of revenues: The Company has five customers that compromise the following approximate amounts of the Company’s revenue and accounts receivable:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$880,000	$1,565,000	64%	$—	$—	0%
Customer B	95,000	571,000	23%	246,000	715,000	55%
Customer C	239,000	178,000	7%	221,000	316,000	24%
Customer D	3,000	65,000	3%	28,000	84,000	6%
Customer E	13,000	30,000	1%	79,000	95,000	7%

	$1,230,000	$2,409,000	98%	$575,000	$1,210,000	92%

Stock-Based Compensation: We have one stock-based compensation plan. The plan is administered by our compensation committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 7 of our consolidated financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for additional information related to the stocked-based compensation plan.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for three months ended March 31, 2006, were reduced by approximately $22,000 than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

We may receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, we revised our condensed consolidated statements of cashflow presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, we are not recording a current tax benefit.

Net cash Proceeds from the exercise of stock options were $20,997 for the three months ended March 31, 2006. There was no income tax benefit realized from stock options exercised as the Company is in a loss position and has recorded a valuation allowance related to any net deferred tax asset.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005:

Net income:

As reported	$(518,495)

Add: Stock-based employee compensation reported in net income, net of taxes	—

Deduct: Stock-based employee compensation under the fair value method of all awards, net of taxes	(34,698)

Pro forma	(553,193)

Basic and diluted net income per share:

As reported	(0.04)

Pro forma	$(0.04)

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended March 31,

	2006	2005

Dividend yield	0%	0%
Expected volatility	110%	60%
Risk-free interest rate	5%	4%
Expected life of options (in years)	5	5
Weighted-average grant-date fair value	$4.54	0.19

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

Earnings per common share: Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods. Diluted earnings per share is the same amount because all outstanding stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended March 31, 2006 and 2005. Amounts presented for share and per share data are shown after giving effect to the stock splits effected June 2, 2005 and November 14, 2005 as described in the following paragraph.

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

Sale of Capital Shares:

In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to payoff the existing credit line with Wells Fargo Bank N.A. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing, in addition to other costs.

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

Note 2. Line of Credit and Long-Term Debt

In December 2004, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. establishing a line of credit of $300,000 guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection therewith. On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000, the line was subsequently increased to $4,000,000 as of August 9, 2005. Mr. Pappajohn and Dr. Schaffer, directors of American CareSource Holdings guaranteed such increases in the credit line. As compensation for Mr. Pappajohn’s and Dr. Schaffer’s guarantees for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 which was equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings’ Board of Directors based upon an independent appraisal.

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

In December 2005, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. increasing the line of credit to $5,000,000 and extending the maturity of the line to March 31, 2007, which was guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection with the increase in the line or the extension of the maturity date. The line of credit bears interest at the bank’s prime index rate. The outstanding principal owed by American CareSource Holdings as of March 31, 2006 and December 31, 2005 was none and $200,000, respectively. The line remains open for future use through March 31, 2007, as needed.

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005

Line of credit payable to Wells Fargo Bank, N.A. maturing March 2007	$0	$3,450,000

Note payable, due in monthly installments of approximately $800 including interest at 7.0%, maturing in April 2009	26,898	28,820

Note payable to Patient Infosystems, Inc. due February 2007 including interest at 6%. Payable to Patient Infosystems, Inc. was converted to note at time distribution to stockholders.	336,277	336,277

Capital lease obligations	48,091	51,063

	411,266	3,866,160
Less current maturities	(356,865)	(20,231)

Long-term debt, less current maturities	$54,401	$3,845,929

Note 3. Stock Options and Warrants

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. The company filed a Form S-8 registering 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted.

A summary of stock option activity follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2005	1,608,561	$0.33

Options granted during the quarter ended March 31, 2006	100,000	$5.60

Options forfeited by holders during the quarter ended March 31, 2006	(20)	$0.31

Options exercised during the quarter ended March 31, 2006	(64,106)	$0.31

Options outstanding at March 31, 2006.	1,644,445	$0.65

Options exercisable at March 31, 2006	568,676	$0.34

Options available for grant at March 31, 2006	540,778	—

The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.31 - $0.49	1,544,445	9.3	$0.33	565,898	$0.32
$5.60	100,000	9.9	$5.60	2,778	$5.60

American CareSource has warrants outstanding and exercisable for the purchase of 1,897,502 shares of common stock at March 31, 2006. American CareSource valued the warrants using the Black Scholes method. The weighted average exercise price at March 31, 2006 was $0.86.

The total instrinsic value of options exercised during the quarter ended March 31, 2006, was $358,288.

A summary of the Company’s nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Nonvested Shares	Options	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	1,056,018	$0.34
Granted	100,000	5.60
Vested	(80,229)	0.52
Forfeited	(20)	0.31

Nonvested at March 31, 2006	1,075,769	$0.81

As a March 31, 2006, there was approximately $460,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the quarter ended March 31, 2006, was $28,992.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This filing contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other “forward-looking” information.

          We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the section captioned “Risk Factors,” as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section could seriously harm our business.

Item 2. Management’s Discussion and Analysis or Plan of Operations

          Management’s discussion and analysis provides a review of American CareSource Holdings’ operating results for the quarter ended March 31, 2006 and its financial condition at March 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of American CareSource Holdings. This review should be read in conjunction with the accompanying consolidated financial statements.

          In an effort to give investors a well-rounded view of American CareSource Holdings’ current condition and future opportunities, this quarterly report may include forecasts by American CareSource Holdings’ management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, American CareSource Holdings’ systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in American CareSource Holdings’ filings with the Securities Exchange Commission. In evaluating such statements, investors should specifically consider the various factors identified in this 10-QSB, including the matters set forth under the caption “Risk Factors” which could cause actual results to differ materially from those indicated by such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

          American CareSource Holdings was incorporated in November 2003 under the laws of Delaware as a wholly-owned subsidiary of Patient Infosystems in order to facilitate its acquisition of substantially all of the assets of American

CareSource Corporation. American CareSource Corporation had been in operation since 1997. The predecessor company to American CareSource Corporation, Physician’s Referral Network, had been operable since 1995. The business of American CareSource Holdings includes the previous business of American CareSource Corporation. Accordingly, all information provided herein with respect to American CareSource Holdings prior to December 31, 2003 is the historical information of American CareSource Corporation. As of December 23, 2005, American CareSource Holdings became an independent public company, after Patient Infosystems distributed by dividend all of its shares of American CareSource Holdings common stock to Patient Infosystems’ stockholders.

          American CareSource Holdings has, since formation, maintained separate books, accounts and records. Further, American CareSource Holdings was allocated the Patient Infosystems corporate assets, liabilities and expenses related to Patient Infosystems’ ancillary health benefits management business based on an estimate of the proportion of such amounts allocable to American CareSource Holdings, utilizing such factors as total revenues, employee headcount and other relevant factors. American CareSource Holdings believes that these allocations have been made on a reasonable basis. American CareSource Holdings believes that all costs allocated to American CareSource Holdings are a reasonable representation of the costs that American CareSource Holdings would have incurred if American CareSource Holdings had performed these functions as an independent company.

          American CareSource Holdings recognizes revenues for ancillary services when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by American CareSource Holdings as services are provided. Cost of revenues for ancillary services consist of expenses due to providers for providing patient services and American CareSource Holdings’ related direct labor and overhead of processing invoices, collections and payments. American CareSource Holdings is not liable for costs incurred by independent contract service providers until payment is received by American CareSource Holdings from the payors. American CareSource Holdings recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the providers as well as American CareSource Holdings’ direct labor and overhead to administer the patient claims.

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

Results of Operations

          A review of the quarter ending March 31, 2006 compared to March 31, 2005.

          American CareSource Holdings statement of operations for the quarters ended,

	March 31, 2006	March 31, 2005

Net Revenue	$2,464,381	$1,309,184

Cost of revenue	2,045,474	1,261,639

Selling, general and administrative expense	531,266	455,079

Depreciation and amortization	78,247	76,512

Operational loss	(190,606)	(484,046)

Financing costs & other	(69,631)	(34,449)

Net loss	($260,237)	($518,495)

Revenues	March 31, 2006	March 31, 2005

Net Ancillary health	2,432,232	1,208,862

Patient claims	32,149	100,322

Net Revenues	2,464,381	1,309,184

          Revenues of American CareSource Holdings are comprised of revenues from ancillary service claims and processing of patient claims. Net Revenues increased to $2,464,381 from $1,309,184 during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, or 88%. The majority of the increase is a result of a new client that was implemented in December 2005.

          American CareSource Holdings expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors rather than out-of-network services in an effort to capture more claim activity. This should increase the volume of claims the company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that American CareSource Holdings can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of American CareSource Holdings.

          The revenues for the processing of patient claims for the quarter ended March 31, 2006 decreased to $32,149 as compared to $100,322for the quarter ended March 31, 2005. American CareSource Holdings does not expect to increase its revenues from claims processing as it is shifting its focus to the ancillary health business.

Costs and Expenses

          Cost of revenue includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of American CareSource Holdings’ ancillary health programs. Cost of revenue increased from $1,261,639 for the quarter ended March 31, 2005 to $2,045,434 for the quarter ended March 31, 2006. The increase in these costs primarily reflects an increase in amounts paid to providers for service as a result of our revenue increase.

          Selling, general and administrative expense remained relatively constant at $531,266 for the quarter ended March 31, 2006 as compared to $455,079 for the quarter ended March 31, 2005. These costs consist primarily of salaries, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of American CareSource Holdings. The majority of the cost increase is related to the increased cost of operating as a public company.

          Amortization and depreciation expense increased to $78,247 in quarter ended March 31, 2006 compared to $76,512 in quarter ended March 31, 2005. These expenses include $53,395 of amortization of intangibles that includes $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

          The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of March 31, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

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

          Other Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows for the quarters ended:

	March 31, 2006	March 31, 2005

Debt Issuance Cost	$(46,301)	$(23,832)

Finance Cost	(2,632)	—

Net Interest Expense	(20,698)	(10,617)

Total revenues	$(69,631)	$(34,449)

          Interest expense increased to $20,698 for the quarter ended March 31, 2006 from $10,617 for the quarter ended March 31, 2005, due primarily to the balance of the Company’s line of credit and certain capitalized equipment leases. The increase in debt issuance cost is associated with the amortization cost of warrants and expenses related to the guarantees of the Company’s Wells Fargo Line of credit.

Taxes

          American CareSource Holdings had no tax benefit in the quarter ended March 31, 2006 or the quarter ended March 31, 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American CareSource Holdings’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards. At this time, management is continuing to record a full valuation allowance to reduce deferred tax benefit.

          Management of American CareSource Holdings has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

          American CareSource Holdings reported a net loss of $260,237 for the quarter ended March 31, 2006 as compared to $518,495 for the quarter ended March 31, 2005. On a per share basis, the Company lost $0.02 per share for the quarter ending March 31, 2006 and $0.04 per share for the quarter ended March 31, 2005.

Liquidity and Capital Resources

          As of March 31, 2006, American CareSource Holdings had working capital of $4,957,036 as compared to working capital deficit of ($223,122) at March 31, 2005. Since its inception, American CareSource Holdings has not generated positive cash flow from operation and has relied on external sources for its operational, working capital and capital expenditures needs.

          Since the acquisition by Patient Infosystems in December 2003, American CareSource Holdings had received funding of $3,201,288 from Patient Infosystems in the form of equity contributions and intercompany loans. The balance due to Patient Infosystems for the intercompany loan was $336,277 and $336,277 as of March 31, 2006 and December 31, 2005, respectively.

          On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000, the line was subsequently increased to $4,000,000 as of August 9, 2005. Mr. Pappajohn and Dr. Schaffer, directors of American CareSource Holdings guaranteed such increases in the credit line. As compensation for Mr. Pappajohn’s and Dr. Schaffer’s guarantees for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 which was equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings’ Board of Directors based upon an independent appraisal. The value of the warrants was separately estimated at $0.20 per share or $214,489 based on the Black-Scholes valuation. In connection with the August increase in the credit line, American CareSource Holdings issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock (a portion of the warrants granted to Mr. Pappajohn in January 2005 and August 2005 were subsequently gifted by Mr. Pappajohn to certain individuals). In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants have an exercise price of $0.49 based on current fair value and an estimated fair value of $0.28 per share or $162,157.

          On December 28, 2005, American CareSource Holdings again amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $5,000,000. Mr. Pappajohn guaranteed such increases in the credit line. Additional warrants may be issued in the future to Mr. Pappajohn for his guarantee; however, no warrants have presently been issued to Mr. Pappajohn. The line of credit bears interest at the bank’s prime index rate (7.75% at March 31, 2006) and has a scheduled expiration date of March 31, 2007. The principal and unpaid interest on such line of credit is payable in a single payment due in full on March 31, 2007.

          In March 2006 the Company completed a private placement sale of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction was approximately $9.1 million. Additionally, American CareSource Holdings granted the accredited investors certain registration rights pursuant to a registration rights agreement, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement following the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the placement agent’s warrants. A registration statement registering such shares for resale was filed on April 7, 2006. On May 11, 2006, the Securities and Exchange Commission declared effective this registration statement.

          A portion of the proceeds from the March 2006 transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The outstanding principal retired by American CareSource Holdings was $3,650,000. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although American CareSource Holdings paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to American CareSource Holdings if needed. If there are any future drawings under the line of credit, American CareSource Holdings believes it will be able to satisfy its cash requirements based on its current customer base and anticipated timing of new accounts, its existing service agreements, and available capital. Therefore, American CareSource Holdings does not anticipate the need to raise additional funds in the next twelve months.

Inflation

          Inflation did not have a significant impact on American CareSource Holdings’ costs during the quarters ended March 31, 2006 and March 31, 2005. American CareSource Holdings continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Critical Accounting Policies

          Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

          American CareSource Holdings’ significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by American CareSource Holdings’ management.

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

          Intangible Assets. The value of American CareSource Holdings’ intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the provider contracts. The provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of less than 2% per year, implying a greater than twenty year life, however we believe that 15 years represents a more realistic estimate. Accordingly, American CareSource Holdings has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cashflow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition, the cost of adding additional providers is considered an ongoing operating expense.

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

          Revenue recognition. The Company evaluates their service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

•

The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

•	The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on price, access, etc.

•	The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.
•	The Company is responsible to the service provider for processing the claim and managing the claim their adjustor processes.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to the service providers.

•

When claims are recorded gross, the payor’s payment to be Company is recorded as revenue and the Company’s payment to the service provider is recorded as cost of revenue in the statement of operations. The Company does, however, record revenue on a net basis when an agency relationship exists. When the Company receives a fee for claims processing and there are no financial risks to the Company, then only the claims processing fee is recorded as revenue.

•

The Company does not have responsibility to collect co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Off-balance sheet arrangements

          American CareSource Holdings does not have any material off-balance sheet arrangements at March 31, 2006 or March 31, 2005, or for the periods then ended.

Pending Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS No. 153”), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29 “Accounting for Nonmonetary Exchanges,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. American CareSource Holdings does not expect adoption of the provisions of SFAS No. 153 to have material impact on the consolidated financial statement, results of operations or liquidity of American CareSource Holdings.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 130-15(e) and 15(d)-15(e) under the Securites and Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting the information that American CareSource Holdings is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls. There were no significant changes in American CareSource Holdings’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to American CareSource Holdings’ business. If any of the following risks actually occur, the business, financial condition or results of operations of American CareSource Holdings could be materially adversely affected. As a result, the market price of shares of American CareSource Holdings common stock could decline significantly.

American CareSource Holdings has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

American CareSource Holdings has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $5.5 million as of March 31, 2006. Its predecessor never achieved profitability either. American CareSource Holdings will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that American CareSource Holdings will be able to generate additional revenues or ever operate profitably in the future. American CareSource Holdings prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably.

American CareSource Holdings has faced working capital shortfalls and may need to identify additional sources of capital within 12 months to maintain its operations.

American CareSource Holdings has never earned profits. Based on American CareSource Holdings’ current plans, and as a result of the March 2006 private placement, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through 2006. If the Company is unable reach profitability within the year, it will need to raise additional funds to continue is operations following that period. No assurance can be given that American CareSource Holdings will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to American CareSource Holdings or that such transactions will enable American CareSource Holdings to satisfy its cash requirements. If American CareSource Holdings does not obtain additional funds, American CareSource Holdings will likely be required to eliminate programs, delay development of its products, alter its business plans, or in the extreme situation, cease operations.

American CareSource Holdings is dependent on payments from third party payors who may reduce rates of reimbursement.

The profitability of American CareSource Holdings will depend on payments provided by third-party payors. Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect American CareSource Holdings’ results of operations unless American CareSource Holdings can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for American CareSource Holdings’ services and consequently, the amount these customers would be willing to pay for the services.

American CareSource Holdings has a limited number of customers, a few of which account for a substantial portion of its business.

American CareSource Holdings’ five largest customers account for approximately 92% of its revenues quarter ending March 31, 2005 and 98% of its revenue during the quarter ended March 31, 2006. Significant declines in the level of use of American CareSource Holdings services by one or more of these customers could have a material adverse effect on American CareSource Holdings’ business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business. No assurance can be given that American CareSource Holdings will not lose additional substantial customers in the future.

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

American CareSource Holdings historically has not entered into any long-term contracts with any of its customers and failure to retain such customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

Generally, American CareSource Holdings does not have any long-term contracts with any of its customers. Currently, American CareSource Holdings only has one long-term contract with its customers that is set to extend beyond the next twelve months. In the aggregate, customer agreements that are set to expire within the next twelve months accounted for 60% of the revenues of American CareSource Holdings during the quarter ended March 31, 2006. There can be no assurance that customers will maintain their agreements with American CareSource Holdings or that customers will renew their contracts upon expiration, or on terms favorable to, American CareSource Holdings. Consequently, the failure to retain such customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

Changes in state and federal regulations could restrict American CareSource Holdings’ ability to conduct its business.

Numerous state and federal laws and regulations affect American CareSource Holdings’ business and operations. These laws and regulations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;

•	Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;

•	mail pharmacy laws and regulations;

•	privacy and confidentiality laws and regulations;

•	consumer protection laws and regulations;

•	legislation imposing benefit plan design restrictions;

•	various licensure laws, such as managed care and third party administrator licensure laws;

•	drug pricing legislation; and

•	Medicare and Medicaid reimbursement regulations.

American CareSource Holdings believes it is operating its business in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties regarding the application of many of these legal requirements to its business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that American CareSource Holdings’ interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect American CareSource Holdings’ ability to conduct its business or adversely affect its results of operations.

If American CareSource Holdings fails to comply with the requirements of HIPAA, it could face sanctions and penalties.

HIPAA provides safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Although American CareSource Holdings intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on American CareSource Holdings’ business.

There are large competitors in the healthcare industry that could choose to compete against American CareSource Holdings, reducing American CareSource Holdings’ profit margins.

Traditional health insurance companies, preferred provider networks, and pharmacy benefit managers are potential competitors of American CareSource Holdings. These companies include well-established companies which may have greater financial, marketing and technological resources than American CareSource Holdings, such as Merck-Medco, Express Scripts and Caremark Rx. Competition in the marketplace has caused many PBMs to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from drug manufacturers with clients. Increased price competition could reduce American CareSource Holdings’ profit margins and have a material adverse effect on its results of operations.

There are limited barriers to entry into the ancillary services market which could result in greater competition.

Although American CareSource Holdings is not aware of any organization or company that currently provides similar ancillary services management, there are limited barriers to entry into the ancillary services management market. Major benefit management companies and healthcare companies not presently offering ancillary services management may decide to enter the market. These companies may have greater financial, marketing and other resources than American CareSource Holdings. Competition from other companies may have a material adverse effect on American CareSource Holdings’ financial condition and results of operations.

American CareSource Holdings’ inability to react effectively to changes in the healthcare industry could adversely effect its operating results.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payors, networks and providers conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that American CareSource Holdings provides. Other legislative or market-driven changes in the healthcare system that American CareSource Holdings cannot anticipate could also materially adversely affect American CareSource Holdings’ business. American CareSource Holdings’ inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results. American CareSource Holdings cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on American CareSource Holdings or its customers. The inability of American CareSource Holdings to react effectively to changes in the healthcare industry may result in a material adverse effect on its business.

The continued services and leadership of American CareSource Holdings’ senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

The future of the business of American CareSource Holdings depends to a significant degree on the skills and efforts of its senior executives, in particular, Wayne Schellhammer, its Chief Executive Officer and David Boone, its Chief Operating Officer and Chief Financial Officer. If American CareSource Holdings loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, American CareSource Holdings’ business and financial performance could be seriously harmed. American CareSource Holdings has employment agreements with Mr. Schellhammer and Mr. Boone. Mr. Schellhammer’s initial term under his employment agreement expired October 10, 2005, but was automatically renewed for a successive one year term. Mr. Boone’s initial term under his employment agreement expires April 30, 2006, but will automatically renew for a successive one year term. If, for any reason, we lose any of our executive officers’ skills, knowledge of the industry, contacts and expertise, it could result in a setback to the American CareSource Holdings operating plan.

American CareSource Holdings will incur additional costs as an independent public company and may be unable to operate profitably as a stand-alone company.

American CareSource Holdings will incur significant additional costs as a newly separate and independent public company. These costs include, among other things, additional legal and accounting costs incurred as a result of becoming a public company. Furthermore, American CareSource Holdings will need to put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or the development of such structure may require a significant amount of management’s time and other resources including financial resources, which could hinder American CareSource Holdings’ ability to operate profitably.

American CareSource Holdings may be unsuccessful in the successful hiring and retention of skilled personnel.

The future growth of American CareSource Holdings’ business depends on successful hiring and retention of skilled personnel, and American CareSource Holdings may be unable to hire and retain the skilled personnel it needs to succeed. Qualified personnel are in great demand throughout the healthcare industry. The failure of American CareSource Holdings to attract and retain sufficient skilled personnel may limit the rate at which its business can grow, which will harm its financial performance.

The interruption of data processing capabilities and telecommunications will negatively impact American CareSource Holdings’ operating results.

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

Any inability to adequately protect its intellectual property could harm American CareSource Holdings’ competitive position.

American CareSource Holdings considers its methodologies, processes and know-how to be proprietary. American CareSource Holdings seeks to protect its proprietary information through confidentiality agreements with its employees. American CareSource Holdings’ policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside of American CareSource Holdings, requiring employees to acknowledge, and, if requested, assist in confirming American CareSource Holdings’ ownership of new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to American CareSource Holdings of proprietary rights to such matters that are related to American CareSource Holdings’ business. There can be no assurance that the steps taken by American CareSource Holdings to protect its intellectual property will be successful. If American CareSource Holdings does not adequately protect its intellectual property, competitors may be able to use its technologies and erode or negate its competitive advantage.

Fluctuations in the number and types of claims processed could make it more difficult to predict American CareSource Holdings’ revenues from quarter to quarter.

Monthly fluctuations in the number of claims American CareSource Holdings processes and the types of claims they process will impact the quarterly and annual results of the company. American CareSource Holdings’ discount rate varies by type of service provided and the overall mix of these claims will impact profitability. Consequently, it will be difficult to predict the revenue for American CareSource Holdings from one quarter to another quarter.

Future sales of American CareSource Holdings common stock, or the perception that these sales may occur, could depress the price of American CareSource Holdings’ common stock.

Sales of substantial amounts of American CareSource Holdings common stock, or the perception in the public that such sales may occur, could cause the market price of American CareSource Holdings common stock to decline. This could also impair the ability of American CareSource Holdings to raise additional capital through the sale of equity securities. As of May 11, 2006, American CareSource Holdings has 14,434,815 shares of common stock outstanding. At May 11, 2006, there are outstanding warrants to purchase 1,897,502 shares of common stock and 2,249,329 shares are available for grant (1,759,442 shares have been granted and 1,629,445 options are outstanding as of May 11, 2006) under the American CareSource Holdings, Inc. 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the American CareSource Holdings, Inc. 2005 Stock Option Plan are issued and exercised, there will be approximately 18,581,646 shares of common stock outstanding. Accordingly, American CareSource Holdings stockholders could experience significant dilution. In addition, American CareSource Holdings will file a registration statement that will register for resale substantially all of its restricted securities, the effect of which could have a depressive effect on the market price of the common stock.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of May 9, 2006, our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 52.4% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

Arrangements between American CareSource Holdings and Patient Infosystems may not be deemed to be on an “arms-length” basis.

Although American CareSource Holdings is an independent company from Patient Infosystems, due to the relationships between the Boards of Directors and management of American CareSource Holdings and Patient Infosystems, the arrangements between American CareSource Holdings and Patient Infosystems may not be deemed to be on an “arms-length” basis. Accordingly, although American CareSource Holdings will seek to establish terms and conditions at least as favorable as those that could have been obtained from an independent third party, it is possible that American CareSource Holdings will overpay for any services, if any, to be performed by Patient Infosystems.

The sale of shares of common stock by Patient Infosystems during October 2005 may be treated as the offer and sale of American CareSource Holdings common stock using a non-conforming prospectus under the Securities Act.

In October 2005, Patient Infosystems sold, in a private placement to accredited investors, 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. The purchasers of the shares of common stock of Patient Infosystems received shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the distribution which took place on December 23, 2005. To the extent that the investors in the private placement received shares of common stock of American CareSource Holdings in the distribution, it may be asserted that shares of American CareSource Holdings common stock were offered and sold as part of the Patient Infosystems private placement. Because the registration statement used in connection with the December 2005 distribution had been filed with the Securities and Exchange Commission prior to the date of the private placement, it could therefore also be asserted that the private placement might have been conducted using a non-conforming prospectus under the Securities Act. As a result, investors in the private placement could assert a claim against Patient Infosystems and American CareSource Holdings with respect to the sale of the securities. Neither Patient Infosystems nor American CareSource Holdings can determine whether any such claim would be valid or whether or not, or to what extent, damages could in fact be asserted.

Our common stock qualifies as a “penny stock” under Securities and Exchange Commission rules which may make it more difficult for our stockholders to resell their shares of our common stock.

American CareSource Holdings’ common stock trades on the OTC Bulletin Board. As a result, the holders of American CareSource Holdings common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is, at times, less than $5.00 per share, the common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act, of 1934, as amended (the “Exchange Act”) imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively “DAHP”), wrote a letter to American CareSource Holdings informing American CareSource Holdings that it believed American CareSource Holdings is infringing on the designation “CARESOURCE”, which DAHP represented to the United States Patent and Trademark Office that it first used the “CARESOURCE” designation on August 25, 2000. American Caresource Holdings, which is the successor-in-interest to Physician’s Referral Network and Patient Infosystems had used the designation “AMERICAN CARESOURCE,” “CARESOURCE,” and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, American Caresource Holdings, demanded that DAHP, cease and desist from all use of the “CARESOURCE” designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that American CareSource Holdings will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

          On April 24, 2006, Ancillary Care Management, Inc. (“ACM”) wrote a letter to American CareSource Holdings informing American CareSource Holdings that it believed that American CareSource Holdings’ wholly owned subsidiary Ancillary Care Services is infringing on ACM’s registered mark “ANCILLARY CARE MANAGEMENT”. ACM has asked American CareSource Holdings and Ancillary Care Services to cease and desist the use of the designations ANCILLARY CARE SERVICES, ANCILLARY CARE or any other designations similar to ANCILLARY CARE MANAGEMENT. American CareSource Holdings believes that the claim is without merit and that its use is valid. However, no assurance can be given that American CareSource Holdings will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          American CareSource Holdings issued warrants to purchase a total of 1,737,550 shares of American CareSource Holdings common stock as compensation for certain debt guarantees by Mr. Pappajohn and Dr. Schaffer. As compensation for Mr. Pappajohn’s and Dr. Schaffer’s initial guarantees, on January 26, 2005, American CareSource Holdings issued to Mr. Pappajohn warrants to purchase 822,368 shares of common stock and issued to Derace Schaffer warrants to purchase 274,123 shares of common stock. These warrants have an exercise price of $0.40 equal to the per share fair market value of American CareSource Holdings common stock established by the American CareSource Holdings Board of Directors based upon an independent appraisal. American CareSource Holdings issued the warrants in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. In connection with subsequent guarantees on August 9, 2005, American CareSource Holdings issued to Mr. Pappajohn additional warrants to purchase 432,715 shares of common stock and issued to Dr. Schaffer additional warrants to purchase 144,238 shares of common stock (a portion of the warrants granted to Mr. Pappajohn in January 2005 and August 2005 were subsequently gifted by Mr. Pappajohn to certain individuals). These warrants have an exercise price of $0.49 based on current fair value as of the date of the guarantees. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. American CareSource Holdings issued the warrants in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

          In October, 2005, Patient Infosystems sold 3,411,512 shares of its common stock from which it received gross proceeds of approximately $12,000,000. Patient Infosystems relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with this transaction, the placement agent received commissions of approximately $1,080,000 and warrants to purchase up to 307,036 shares of Patient Infosystem’s common stock. The private offering was only made available to “accredited investors” as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission. Additionally, in connection with this transaction Patient Infosystems granted investors certain registration rights pursuant to a registration rights agreement. The purchasers of the shares of common stock of Patient Infosystems received shares of common stock of American CareSource Holdings as a result of the dividend declared and paid in connection with the December 15, 2005 distribution of American CareSource Holdings common stock. However, the shares issued to such investors were restricted securities and were issued to such investors pursuant to exemptions from registration under Regulation D of the Securities Act or in the alternative did not constitute a sale pursuant to Section 2(3) of the Securities Act. The issuance of additional shares of Patient Infosystems, pursuant to this private offering, may be extremely dilutive to American CareSource Holdings shareholders.

          On October 31, 2005, Patient Infosystems issued 547,244 shares of common stock valued at $3.44 per share and paid $17,351 in cash to the holder of Patient Infosystems preferred stock in lieu of accrued dividends which it was obligated to pay upon conversion of such preferred stock into common stock as required under the terms of the merger agreement by and between Patient Infosystems and CareGuide. The distribution of such common stock was only made available to “accredited investors” as defined in Rule 501 of Regulation D. The holders of these shares received restricted shares of American CareSource Holdings common stock as a result of the dividend declared and paid in connection with the December 15, 2005 distribution of American CareSource Holdings common stock.

          In March 2006 the Company completed a private placement of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction was approximately $9.1 million. The Company paid $799,760 in commissions to Laidlaw and Company, the placement agent. A portion of the proceeds from this transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although American Caresource Holdings paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to American CareSource Holdings if needed. The Company also issued 159,952 warrants to the placement agent at an exercise price of $5.50 per share. These warrants were valued at $463,409 as of the date of the grant using the fair value method.

Item 5. Other Information.

American CareSource Holdings filed a Form S-8 registering 2,249,329 shares of its Employee Stock Option Plan on April 7, 2006.

         Additionally, on May 11, 2006 the Securities and Exchange Commission declared effective American CareSource Holding’s Registration Statement on Form SB-2 covering 4,292,280 shares of common stock for the resale of such shares from time to time by certain selling stockholders listed therein. Of such shares, (i) 1,859,310 shares were issued pursuant to the distribution by dividend of American CareSource Holdings’ common stock by Patient Infosystems, Inc. to investors in its October 2005 private offering; (ii) 273,618 shares were issued pursuant to the distribution by dividend of shares of American CareSource Holdings’ common stock by Patient Infosystems, Inc. as payment of dividends in the October 2005 dividend distribution of Patient Infosystems’ common stock to its Series C and Series D preferred stockholders of Patient Infosystems; and (iii) 2,159,352 shares were issued by American CareSource Holdings, Inc. in its March 2006 private placement. Of the above amounts, 313,470 shares are issuable upon exercise of certain common stock purchase warrants issued as compensation to Laidlaw & Company (UK) Ltd. for acting as the placement agent in connection with the March 2006 private placement.

Item 6. Exhibits.

Exhibit #	Description of Exhibits

3.1(2)	Certificate of Incorporation

3.2(2)	By-Laws

3.3(4)	Amendment to the Certificate of Incorporation, dated May 25, 2005.

3.4(4)	Amendment to the Certificate of Incorporation, dated June 2, 2005.

3.5(7)	Amendment to the Certificate of Incorporation, dated November 14, 2005.

3.6(10)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.

3.7(10)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.

3.8(10)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.

3.9(10)	Certificate of Incorporation of Ancillary Care Services, Inc.

4.1(2)	2005 Stock Option Plan.

4.2(3)	Specimen Stock Certificate.

10.01(3)	Employment Agreement, dated October 11, 2004 between the Registrant and Wayne A. Schellhammer.

10.02(3)	Employment Agreement, dated May 1, 2005, between the Registrant and David Boone.

10.03(2)	Commercial Lease, dated July 1, 1998, between Today Tristar, L.P. and American CareSource Corporation, as amended.

10.04(2)	Lease, dated July 1, 2002, between Madison Square Park, LLC and American CareSource Corporation.

10.05(2)	Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American CareSource Holdings, Inc.

10.06(2)	Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American CareSource Holdings, Inc.

10.07(2)	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American CareSource Holdings, Inc.

10.08(3)	Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.

10.09(3)	Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.

10.10(3)	Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and Derace L. Schaffer.

10.11(8)	Corrected Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.

10.12(3)	Transitional Services Agreement, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.

10.13(6)	Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.

10.14(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.

10.15(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace L. Schaffer.

10.16(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew P. Kinley.

10.17(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.

10.18(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.

10.19(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.

10.20(5)	Guarantors’ Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.

10.21(5)	Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.

10.22(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.

10.23(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Derace L. Schaffer.

10.24(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Matthew P. Kinley.

10.25(9)	Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.

10.26(9)	Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.

10.27(9)	Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.

10.28(10)	Form of Registration Rights Agreement used in March 2006 private placement.

10.29(10)	Form of Subscription Agreement used in March 2006 private placement.

10.30(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated January 27, 2005).

10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated January 27, 2005).

10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated August 15, 2005).

10.32(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated August 15, 2005).

10.33(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and among American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant, dated January 27, 2005).

14.1(10)	Code of Ethics

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form SB-2 filed on February 14, 2005 and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

SIGNATURES

          In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.

Date: May 15, 2006	By:	/s/ Wayne A. Schellhammer

Wayne A. Schellhammer
Chief Executive Officer

Date: May 15, 2006	By:	/s/ David S. Boone

David S. Boone
Chief Operating Officer and
Chief Financial Officer

Date: May 15, 2006	By:	/s/ Steven M. Phillips

Steven M. Phillips
Controller and Chief Accounting Officer