Form 10-Q
period 2006-06-30
American Caresource Holdings, Inc.
filed 2006-08-11
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:	000-51603

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428586
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2006, 14,472,248 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)	Yes ☐	No ☒

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
ASSETS	June 30, 2006	December 31, 2005
CURRENT ASSETS

Cash	$5,370,354	$23,399
Accounts Receivable	1,670,154	482,159
Other	114,349	30,151
Total Current Assets	7,154,857	535,709

Net Property, Plant, and Equipment	154,747	175,608

Intangible Assets	1,814,610	1,921,401
Goodwill	4,361,299	4,361,299
Total Assets	$13,485,513	$6,994,017

Liabilities and Stockholders' Equity

Current Liabilities
Due to Service Providers	$1,400,909	$386,217
Accounts Payable and Accrued Liabilities	560,570	352,383
Current Maturities of Long-Term Debt	346,933	20,231
Total Current Liabilities	2,308,412	758,831

Long-Term Debt	48,858	3,845,929

Total Liabilities	2,357,270	4,604,760

stockholders' Equity:

Common Stock-par value $0.01, 40,000,000 shares authorized and	144,521	123,713
14,452,071 and 12,371,309 shares issued and outstanding as of
June 30, 2006 and December 31, 2005 respectively
Preferred Stock-par value $0.01, 10,000,000 shares authorized and	0	0
none outstanding
Additional Paid in Capital	16,884,584	7,734,800
Deferred Debt Issuance Cost	(138,900)	(231,500)
Accumulated (Deficit)	(5,761,962)	(5,237,756)

Total Stockholders’ Equity	11,128,243	2,389,257

Total Liabilities and Equity	$13,485,513	$6,994,017

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
REVENUES
Net Ancillary Health	$2,796,623	$1,005,014
Patient Claims Processing	33,318	33,803
Net Revenue	2,829,941	1,038,817

Total Cost of Revenues	2,169,835	1,090,913

Contribution Margin	660,106	(52,096)

Selling, General, and Administrative Expense	804,225	482,812
Depreciation and Amortization	80,099	83,912

Total Operating Expense	884,324	566,724

Operating (Loss)	(224,218)	(618,820)

Other (Income) Expense	34,754	(7,378)
Debt Issuance Cost	46,300	35,748
Net Interest and Finance Cost	(41,303)	31,563

Total Other Expense	39,751	59,933

Net (Loss) Before Income Tax	(263,969)	(678,753)
Income Tax Expense	0	0

Net (Loss)	$(263,969)	$(678,753)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES	14,447,061	12,371,309

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
REVENUES
Net Ancillary Health	$5,228,855	$2,213,876
Patient Claims Processing	65,467	134,125
Net Revenue	5,294,322	2,348,001

Total Cost of Revenues	4,215,309	2,352,552

Contribution Margin	1,079,013	(4,551)

Selling, General, and Administrative Expense	1,335,490	937,890
Depreciation and Amortization	158,347	160,426

Total Operating Expense	1,493,837	1,098,316

Operating (Loss)	(414,824)	(1,102,867)

Other (Income) Expense	37,386	(7,378)
Debt Issuance Cost	92,600	59,580
Net Interest and Finance Cost	(20,604)	42,180

Total Other Expense	109,382	94,382

Net (Loss) Before Income Tax	(524,206)	(1,197,249)
Income Tax Expense	0	0

Net (Loss)	$(524,206)	$(1,197,249)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES	13,862,855	12,371,309

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)

				Deferred	Accum
	Shares	Amount	APIC	Debt	Deficit	Total
Balance December 31, 2004	12,371,309	$ 123,713	$7,158,154	$-	$ (2,831,238)	$4,450,629
Issue & Amortization of Warrants			214,489	(154,909)		59,580
Net Loss					(1,197,249)	(1,197,249)

Balance June 30, 2005	12,371,309	$123,713	$7,372,643	$(154,909)	$ (4,028,487)	$3,312,960

Balance December 31, 2005	12,371,309	$ 123,713	$7,734,800	$(231,500)	$ (5,237,756)	$ 2,389,257
Issue of 1,999,400 Common Stock Shares	1,999,400	19,994	9,049,854			9,069,848
Exercise of 81,362 Stock Options	81,362	814	25,538			26,352
Option Compensation Expense			74,392			74,392
Amortization of Warrants Associated with Deferred Debt				92,600		92,600
Net Loss					(524,206)	(524,206)

Balance June 30, 2006	14,452,071	$144,521	$16,884,584	$ (138,900)	$ (5,761,962)	$11,128,243

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

OPERATING ACTIVITIES:
Net loss	$(524,206)	$(1,197,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	74,392	-
Depreciation and amortization	158,347	160,426
Compensation expense related to warrants	92,600	59,580
(Gain) on Disposal of Assets	-	(7,378)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,187,995)	23,769
(Increase) in other current assets	(84,198)	(39,598)
Increase in accounts payable and accrued liabilities	208,187	100,180
Increase (decrease) in amounts payable to service providers	1,014,692	(7,187)

Net cash used in operating activities	(248,181)	(907,457)

INVESTING ACTIVITIES:
Purchase of Property and equipment	(30,695)	(188,021)
Proceeds from the Sale of Equipment	-	31,656

Net cash used in investing activities	(30,695)	(156,365)

FINANCING ACTIVITIES:
Borrowings from line of credit	200,000	1,993,328
Payment on line of credit or long term debt	(3,670,369)	(43,256)
Net proceeds from the exercising of stock options	26,352	-
Net proceeds from the sale of capital stock	9,069,848	-
Net (payments) to parent company	-	(873,339)

Net cash provided by financing activities	$5,625,831	$1,076,733

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,346,955	$12,911

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,399	16,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,370,354	$29,660

Supplemental disclosures cash flow information
Cash paid for interest expense	$46,995	$41,133

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2006

Note 1. Summary of Significant Accounting Policies

Description of business: American CareSource Holdings, Inc. a Delaware corporation (the “Company”) and its subsidiaries are in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The Company markets its products to insurance companies, third party administrator and preferred provider organizations. The Company currently has three subsidiaries: Ancillary Care Services, Ancillary Care Medicare, and Ancillary Care Workers Comp. These subsidiaries currently do not have any financial or other activity for the three or six months ended June 30, 2006 and June 30, 2005.

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

Accounts receivable: Accounts receivable are reported at amounts expected to be received from third party payors and other customers. Each period, the Company estimates revenue based on claims processed and actual billed revenue. The Company recognizes a reserve each month to adjust billed revenue for co-pays and deductibles the Company will not be paid. This reserve offsets accounts receivables accordingly.

Because of the nature of the Company’s business, the majority of the receivable amounts are expected to be collected. Each quarter the Company reviews collections history and adjusts its revenue estimate accordingly.

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

The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of such assets at June 30, 2006.

Revenue recognition: The Company evaluates its service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

The Company negotiates contracts with service providers and also negotiates contracts with payors. Neither service providers nor payors can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

The Company determines through negotiations which payor will be included or excluded in the network to be offered to each service provider, based on price, access, etc.

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

Issuance of Warrants: The Company has issued warrants to stockholders and directors in exchange for a guarantee of Company debt and as compensation to an outside investment bank for arranging equity financing. The warrants issued in exchange for the guarantee were valued at $376,646 as of the date of the grant using the fair value method. These deferred debt issuance costs are being amortized to expense over the life of the guarantee. The Company also issued warrants to purchase 159,952 shares of current stock as compensation to an investment bank for arranging a private placement during the first quarter of 2006. The warrants were valued at $463,409 as of the date of the grant using the fair value method. This amount has been offset against the capital raised.

Concentration of revenues: The Company has five customers that compromise the following approximate amounts of the Company’s revenue and accounts receivable:

	Six Months Ended June 30, 2006

	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$ 741,000	$3,266,000	62%
Customer B	267,000	1,320,000	25%
Customer C	255,000	330,000	6%
Customer D	32,000	183,000	3%
Customer E	35,000	66,000	1%
	$1,330,000	$5,165,000	98%

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

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for three months ended June 30, 2006, was approximately $52,162 less than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. For the six months ended June 30, 2006, our income before taxes was reduced by $74,392.

We may receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with

SFAS 123(R), for the six months ended June 30, 2006, we revised our condensed consolidated statements of cash flow presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended June 30, 2006, we are not recording a current tax benefit.

Net cash proceeds from the exercise of stock options were $26,352 for the six months ended June 30, 2006 and $5,355 for the three months ended June 30, 2006. There was no income tax benefit realized from stock options exercised as the Company is in a loss position and has recorded a valuation allowance related to any net deferred tax asset.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
June 30, 2005
Net income:
As reported	$ (678,753)	$ (1,197,249)
Add: Stock-based employee compensation reported in net income, net of taxes	-	-
Deduct: Stock-based employee compensation under the fair value method of all awards, net of taxes	(28,631)	(28,631)
Pro forma	(707,384)	(1,225,880)
Basic and diluted net income per share:
As reported	$ (0.05)	$ (0.10)
Pro forma	$ (0.06)	$ (0.10)

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	110%	60%	110%	60%
Risk-free interest rate	6.5%	4%	6.5%	4%
Expected life of options (in years)	6.5	6.5	6.5	6.5
Weighted-average grant-date fair value	$3.15	$0.19	$4.09	$0.19

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

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended June 30,

2006 and 2005. Amounts presented for share and per share data are shown after giving effect to the stock splits effected June 2, 2005 and November 14, 2005 as described in the following paragraph.

Stock split and change to authorized shares: On May 25, 2005, the Company amended its Certificate of Incorporation, increasing the number of authorized common shares to 40,000,000 shares and authorizing 10,000,000 preferred shares. On June 2, 2005, the Company effected a 110,000 for one stock split on the common shares outstanding at the time. On November 14, 2005, the Company effected a 1.1246645 for one stock split on the common shares outstanding at the time. After the stock splits, the Company had 12,371,309 shares outstanding. Amounts presented for share and per share data are shown after giving effect to the stock splits.

Sale of Capital Shares:

In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. Net proceeds after expenses and broker commissions was approximately $9.1 million. A portion of the proceeds from this transaction was used to repay the existing credit line with Wells Fargo Bank N.A. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing, in addition to other costs.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this interpretation and believes that any entry will not have a material effect on the Company’s consolidated financial position or results of operations.

Note 2. Line of Credit and Long-Term Debt

In December 2004, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. establishing a line of credit of $300,000 guaranteed by John Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection therewith.

On January 28, 2005, American CareSource Holdings amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000. Derace Schaffer, a director of American CareSource Holdings, guaranteed the extension with Mr. Pappajohn. As compensation for the guarantees of Mr.

Pappajohn and Dr. Schaffer for the initial extension of credit, American CareSource Holdings issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40 which was equal to the per share fair market value of American CareSource Holdings common stock established by American CareSource Holdings’ Board of Directors based upon an independent appraisal.

On August 9, 2005, the Company amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $4,000,000. Mr. Pappajohn and Dr. Schaffer guaranteed each increase in the credit line. In connection with the August 2005 increase in the credit line, American CareSource Holdings issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock. In addition, American CareSource Holdings issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants were issued at a strike price of $0.49 based on current fair value of the stock.

In December 2005, American CareSource Holdings entered into a credit agreement with Wells Fargo Bank, N.A. increasing the line of credit to $5,000,000 and extending the maturity of the line to March 31, 2007, which was guaranteed by Mr. Pappajohn, a director of American CareSource Holdings. Mr. Pappajohn did not receive any remuneration in connection with the increase in the line or the extension of the maturity date. The line of credit bears interest at the bank’s prime index rate. The outstanding principal owed by American CareSource Holdings as of June 30, 2006 and December 31, 2005 was none and $3,450,000, respectively. The line remains open for future use through March 31, 2007, as needed.

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005

Line of credit payable to Wells Fargo Bank, N.A. maturing March 2007	$0	$3,450,000

Note payable, due in monthly installments of approximately $800 including interest at 7.0%, maturing in April 2009	24,949	28,820

Note payable to Patient Infosystems, Inc. due February 2007 bearing interest at 6%. Payable to Patient Infosystems, Inc. was converted to note at time of distribution to stockholders.	325,792	336,277

Capital lease obligations	45,050	51,063
	395,791	3,866,160
Less current maturities	(346,933)	(20,231)
Long-term debt, less current maturities	$48,858	$3,845,929

The Company has entered into a new lease for its principal offices at 5429 LBJ Freeway in Dallas that will commence on September 1, 2006. The following are the estimated annual cash payments required under the lease:

2006	$27,811
2007	$21,833
2008	$94,530
2009	$186,062
2010	$190,096
2011	$196,329
2012	$196,329
2013	$32,722

Note 3. Stock Options and Warrants

American CareSource Holdings has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. The Company filed a Form S-8 registering 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted.

A summary of stock option activity follows:

	Outstanding Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2005	1,651,289	$0.33
Options granted during the quarter ended March 31, 2006	100,000	$5.60
Options forfeited by holders during the quarter ended March 31, 2006	(42,737)	$0.31
Options exercised during the quarter ended March 31, 2006	(64,106)	$0.31
Options outstanding at March 31, 2006	1,644,446	$0.65

Options granted during the quarter ended June 30, 2006	50,000	$3.85
Options forfeited by holders during the quarter ended June 30, 2006	(1,968)	$0.31
Options exercised during the quarter ended June 30, 2006	(17,256)	$0.31
Options outstanding at June 30, 2006	1,675,222	$0.75
Options exercisable at June 30, 2006	587,591	$0.39
Options available for grant at June 30, 2006	492,745

The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.49	1,525,222	8.9	$0.33	579,258	$0.32
$5.60	100,000	9.6	$5.60	6,944	$5.60
$3.85	50,000	9.9	$3.85	1,389	$3.85

American CareSource has warrants outstanding and exercisable for the purchase of 1,897,502 shares of common stock at June 30, 2006. American CareSource valued the warrants using the Black Scholes method. The weighted average exercise price at June 30, 2006 was $0.86.

The total intrinsic value of options exercised during the quarter ended June 30, 2006, was $87,460.

A summary of the Company’s nonvested shares as of June 30, 2006, and changes during the quarter ended June 30, 2006, is presented below:

Nonvested Shares	Options	Weighted-Average Grant-Date Fair Value
Nonvested at March 31, 2006	1,075,769	$0.81
Granted	50,000	3.85
Vested	(157,838)	0.49
Forfeited	1,968	0.31
Nonvested at June 30, 2006	1,087,631	$0.71

As of June 30, 2006, there was approximately $656,282 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the quarter ended June 30, 2006, was $54,458.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

Management’s discussion and analysis provides a review of American CareSource Holdings’ operating results for the quarter ended June 30, 2006 and its financial condition at June 30, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of American CareSource Holdings. This review should be read in conjunction with the accompanying consolidated financial statements.

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

Recent Events

American CareSource Holdings filed a registration statement on Form S-8 covering 2,249,329 shares of its Employee Stock Option Plan on April 7, 2006. Additionally, on May 11, 2006 the Securities and Exchange Commission declared effective American CareSource Holding’s Registration Statement on Form SB-2 covering 4,292,280 shares of common stock for the resale of such shares from time to time by certain selling stockholders listed therein. Of such shares, (i) 1,859,310 shares were issued pursuant to the distribution by dividend of American CareSource Holdings’ common stock by Patient Infosystems to investors in its October 2005 private offering; (ii) 273,618 shares were issued pursuant to the distribution by dividend of shares of American CareSource Holdings’ common stock by Patient Infosystems as payment of dividends in the October 2005 dividend distribution of Patient Infosystems’ common stock to its Series C and Series D preferred stockholders of Patient Infosystems; and (iii) 2,159,352 shares were issued by American CareSource Holdings in its March 2006 private placement. Of the above amounts, 313,470 shares are issuable upon exercise of certain common stock purchase warrants issued as compensation to Laidlaw & Company (UK) Ltd. for acting as the placement agent in connection with the March 2006 private placement.

On May 23, 2006, David A. George was elected to serve on the American CareSource Holdings Board of Directors. Mr. George serves as the Chairman of Compensation Committee and serves as a member on the Corporate Governance Committee. Also on May 23, 2006, American CareSource Holdings Board of Directors adopted a charter for its Governance and Nomination Committee and Compensation Committee.

On June 14, 2006, the Company entered into a new lease for 9,349 square feet of office space that will commence on September 1, 2006. The Company plans to use the new space as its primary office space and will vacate its existing office space.

Results of Operations

The three months ended June 30, 2006 compared to the three months ended June 30, 2005:

	American CareSource Holdings statement of operations for the quarters ended
	June 30, 2006	June 30, 2005

Net Revenue	$2,829,941	$1,038,817

Cost of revenue	2,169,835	1,090,913
Selling, general and administrative expense	804,225	482,812
Depreciation and amortization	80,099	83,912
Operating loss	(224,218)	(618,820)
Financing costs & other	39,752	59,933
Net loss	($263,969)	($678,753)

Revenues	June 30, 2006	June 30, 2005
Net Ancillary Health	$ 2,796,623	$ 1,005,014
Patient claims	33,318	33,803
Net Revenues	$2,829,941	$1,038,817

Revenues of American CareSource Holdings are comprised of revenues from ancillary service claims and processing of patient claims. Net ancillary health revenues increased to $2,796,623 from $1,005,014 during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The majority of the increase is a result of a single new client that was implemented in December 2005. This represents an increase of $1,791,609 or 178%.

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

The revenues for the processing of patient claims for the quarter ended June 30, 2006 was relatively constant at $33,318 versus $33,803 for the quarter ended June 30, 2005. American CareSource Holdings does not expect to increase its revenues from claims processing as it is shifting its focus to the ancillary health business.

Costs and Expenses

Cost of revenue includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of American CareSource Holdings’ ancillary health programs. Cost of revenue increased from $1,090,913 for the quarter ended June 30, 2005 to

$2,169,835 for the quarter ended June 30, 2006. The increase in these costs primarily reflects an increase in amounts paid to providers for service as a result of our increase in revenue.

Selling, general and administrative expense increased to $804,225 for the quarter ended June 30, 2006 as compared to $482,812 for the quarter ended June 30, 2005. These costs consist primarily of salaries, related benefits and travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of American CareSource Holdings. The majority of the cost increase is related to the increased cost of operating as a public company, which includes the cost of expensing stock options, and the increased commissions and management fees associated with our higher sales.

Amortization and depreciation expense decreased to $80,099 in the quarter ended June 30, 2006 compared to $83,912 in the quarter ended June 30, 2005. These expenses include $53,395 of amortization of intangibles that includes $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of June 30, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Other Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows:

	Quarters Ended
	June 30, 2006	June 30, 2005
Other Expense	34,754	(7,378)
Debt Issuance Cost	$46,300	$35,748
Net Interest (Income)	(41,303)	31,563
Total Other	$39,751	$59,933

Net interest income was $41,303 for the quarter ended June 30, 2006 as compared to an interest expense of $31,563 for the quarter ended June 30, 2005, due to the decrease in the line of credit and the invested cash balance. The increase in debt issuance cost is associated with the amortization cost of warrants and expenses related to the guarantees of the Company’s Wells Fargo Line of credit. Other expense represents an accrual for franchise taxes.

Taxes

American CareSource Holdings had no tax benefit in the quarter ended June 30, 2006 or the quarter ended June 30, 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American CareSource Holdings’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards. At this time, management is continuing to record a full valuation allowance to reduce deferred tax benefit.

Management of American CareSource Holdings has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

American CareSource Holdings reported a net loss of ($263,969) for the quarter ended June 30, 2006 as compared to $(678,753) for the quarter ended June 30, 2005. On a per share basis, the Company lost $0.02 per share for the quarter ending June 30, 2006 and $0.05 per share for the quarter ended June 30, 2005.

The six months ended June 30, 2006 compared to June 30, 2005:

	American CareSource Holdings, Inc. statement of operations for the six months ended
	June 30, 2006	June 30, 2005
Net Revenue	$5,294,322	$2,348,001

Cost of revenue	4,215,309	2,352,552
Selling, general and administrative expense	1,335,490	937,890
Depreciation and amortization	158,347	160,426
Operating loss	(414,824)	(1,102,867)
Financing costs & other	(109,382)	(94,382)
Net loss	($524,206)	($1,197,249)

Revenues	June 30, 2006	June 30, 2005
Net Ancillary health	$5,228,855	$2,213,876
Patient claims	65,467	134,125
Net Revenues	$5,294,322	$2,348,001

Revenues of American CareSource Holdings are comprised of revenues from ancillary service claims and processing of patient claims. Net revenues for ancillary health services increased to $5,228,855 from $2,213,876 during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, or 136%. The majority of the increase is a result of a new client that was implemented in December 2005.

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

The revenues for the processing of patient claims for the six months ended June 30, 2006 declined from $134,125 for the six months ended June 30, 2005 to $65,467 for the six months ended June 30, 2005. American CareSource Holdings expects to experience a continued decline in its revenues from claims processing as it is shifting its focus to the ancillary health business.

Costs and Expenses

Cost of revenue includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of American CareSource Holdings’ ancillary health programs. Cost of revenue increased from $2,352,552 for the six months ended June 30, 2005 to $4,215,309 for the six months ended June 30, 2006 or 79%. The increase in these costs primarily reflects an increase in amounts expected to be paid to providers for service as a result of our increase in revenue.

Selling, general and administrative expense remained increased by $397,600 to $1,335,490 for the six months ended June 30, 2006 as compared to $937,890 for the six months ended June 30, 2005. These costs consist primarily of salaries, related benefits and travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of American CareSource Holdings. The majority of the cost increase is related to the increased cost of operating as a public Company, which includes the cost of expensing stock options, and the increased commissions and management fees associated with our higher sales.

Amortization and depreciation expense was $158,347 a decrease of $2,079 in the quarter ended June 30, 2006 compared to $160,426 in six months ended June 30, 2005. These expenses include $106,791 of amortization of intangibles that includes $42,758 in amortization of certain software development costs and $64,033 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of June 30, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

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

Other Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Other (Income)/Expense	37,386	(7,378)
Debt Issuance Cost	$92,600	$59,580
Net Interest (Income)/Expense	(20,604)	42,180
Total revenues	$(109,382)	$(94,382)

       Interest income was $20,604 for the six months ended June 30, 2006 compared to expense of $42,180 for the six months ended June 30, 2005, due to the decrease in the line of credit and the invested cash balance. The increase in debt issuance cost is associated with the amortization cost of warrants and expenses related to the guarantees of the Company’s Wells Fargo Line of credit.

Taxes

American CareSource Holdings had no tax benefit in the six months ended June 30, 2006 or the six months ended June 30, 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American CareSource Holdings’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards. At this time, management is continuing to record a full valuation allowance to reduce deferred tax benefit.

Management of American CareSource Holdings has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

American CareSource Holdings reported a net loss of $(524,206) for the six months ended June 30, 2006 as compared to $(1,197,249) for the six months ended June 30, 2005. On a per share basis, the Company lost $0.04 per share for the six months ending June 30, 2006 and $0.10 per share for the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, American CareSource Holdings had a working capital surplus of $4,846,445 as compared to working capital deficit of ($223,122) at December 31, 2005. Since its inception, American CareSource Holdings has not generated positive cash flow from operations and has relied on external sources for its operational, working capital and capital expenditures needs.

Since the acquisition by Patient Infosystems in December 2003, American CareSource Holdings received funding of $3,201,288 from Patient Infosystems in the form of equity contributions and loans. The balance due to Patient Infosystems was $325,792 and $336,277 as of June 30, 2006 and December 31, 2005, respectively. The loan is due and payable on February 1, 2007.

American CareSource Holdings has a credit agreement in place with Wells Fargo Bank, NA providing for a $5,000,000 line of credit. The agreement is guaranteed by John Pappajohn, Derace Schafer, directors of American CareSource Holdings, and Matt Kinley, an employee of a company owned by Mr. Pappajohn. The line of credit bears interest at the bank’s prime index rate which is 8.25% as of June 30, 2006. The line of credit requires interest to be paid currently with the principal due on the expiration of the credit facility on March 31, 2007. The Company currently has no borrowing against the line of credit.

In March 2006 the Company completed a private placement of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, American CareSource relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction was approximately $9.1 million. Additionally, American CareSource Holdings granted the accredited investors certain registration rights pursuant to a registration rights agreement, in connection with this transaction. The registration rights agreement required the Company to file a registration statement following the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the placement agent’s warrants. A registration statement registering such shares for resale was filed on April 7, 2006. On May 11, 2006, the Securities and Exchange Commission declared effective this registration statement.

A portion of the proceeds from the March 2006 transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The outstanding principal retired by American CareSource Holdings was $3,650,000. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although American CareSource Holdings paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to American CareSource Holdings if needed. If there are any future drawings under the line of credit, American

CareSource Holdings believes it will be able to satisfy its cash requirements based on its current customer base and anticipated timing of new accounts, its existing service agreements, and available capital. Therefore, American CareSource Holdings does not anticipate the need to raise additional funds through 2006.

Inflation

Inflation did not have a significant impact on American CareSource Holdings’ costs during the quarters and six months ended June 30, 2006 and June 30, 2005. American CareSource Holdings continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

          Revenue recognition. American CareSource Holdings evaluates their service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether American CareSource Holdings is acting as a principal or an agent in the fulfillment of services to be rendered.

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. American CareSource Holdings acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

•

American CareSource Holdings negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

•	American CareSource Holdings determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on price, access, etc.

•

American CareSource Holdings does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

•	American CareSource Holdings is responsible to the service provider for processing the claim and managing the claim their adjustor processes.

•	American CareSource Holdings sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•

American CareSource Holdings may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to the service providers.

•

When claims are recorded gross, the payor’s payment to American CareSource Holdings is recorded as revenue and the American CareSource Holdings’ payment to the service provider is recorded as cost of revenue in the statement of operations. American CareSource Holdings does, however, record revenue on a net basis when an agency relationship exists. When American CareSource Holdings receives a fee for claims processing and there are no financial risks to American CareSource Holdings, then only the claims processing fee is recorded as revenue.

•

American CareSource Holdings does not have responsibility to collect co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Off-balance sheet arrangements

American CareSource Holdings does not have any material off-balance sheet arrangements at June 30, 2006 or June 30, 2005, or for the periods then ended.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this interpretation and believes that any entry will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 130-15(e) and 15(d)-15(e) under the Securites and Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting the information that American CareSource Holdings is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

American CareSource Holdings has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $5.8 million as of June 30, 2006. Its predecessor never achieved profitability either. American CareSource Holdings will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that American CareSource Holdings will be able to generate additional revenues or ever operate profitably in the future. American CareSource Holdings prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably.

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

American CareSource Holdings’ five largest customers account for approximately 92% of its revenues quarter ending June 30, 2005 and 98% of its revenue during the quarter ended June 30, 2006. Significant declines in the level of use of American CareSource Holdings services by one or more of these customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

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

Generally, American CareSource Holdings does not have any long-term contracts with any of its customers. Currently, American CareSource Holdings only has one long-term contract with its customers that is set to extend beyond the next twelve months. In the aggregate, customer agreements that are set to expire within the next twelve months accounted for 60% of the revenues of American CareSource Holdings during the quarter ended June 30, 2006. There can be no assurance that customers will maintain their agreements with American CareSource Holdings or that customers will renew their contracts upon expiration, or on terms favorable to, American CareSource Holdings. Consequently, the failure to retain such customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

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

Traditional health insurance companies, preferred provider networks, and pharmacy benefit managers (“PBM’s”) are potential competitors of American CareSource Holdings. These companies include well-established companies which may have greater financial, marketing and technological resources than American CareSource Holdings, such as Merck-Medco, Express Scripts and Caremark Rx. Competition in the marketplace has caused many PBM’s to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from drug manufacturers with clients. Increased price competition could reduce American CareSource Holdings’ profit margins and have a material adverse effect on its results of operations.

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

The future of the business of American CareSource Holdings depends to a significant degree on the skills and efforts of its senior executives, in particular, Wayne Schellhammer, its Chief Executive Officer and David Boone, its Chief Operating Officer and Chief Financial Officer. If American CareSource Holdings

loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, American CareSource Holdings’ business and financial performance could be seriously harmed. American CareSource Holdings has employment agreements with Mr. Schellhammer and Mr. Boone. Mr. Schellhammer’s initial term under his employment agreement expired October 10, 2005, but was automatically renewed for a successive one year term. Mr. Boone’s initial term under his employment agreement expired April 30, 2006, but automatically renewed for a successive one year term. If, for any reason, we lose any of our executive officers’ skills, knowledge of the industry, contacts and expertise, it could result in a setback to the American CareSource Holdings operating plan.

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

Sales of substantial amounts of American CareSource Holdings common stock, or the perception in the public that such sales may occur, could cause the market price of American CareSource Holdings common stock to decline. This could also impair the ability of American CareSource Holdings to raise additional capital through the sale of equity securities. As of July 25, 2006, American CareSource Holdings has 14,472,248 shares of common stock outstanding. At July 25, 2006, there are outstanding warrants to purchase 1,897,502 shares of common stock and 2,249,329 shares are available for grant (1,809,442 shares have been granted and 1,675,222 options are outstanding as of July 25, 2006) under the American CareSource Holdings, Inc. 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the American CareSource Holdings, Inc. 2005 Stock Option Plan are issued and exercised, there will be approximately 18,517,540 shares of common stock outstanding. Accordingly, American CareSource Holdings stockholders could experience significant dilution. In addition, American CareSource Holdings will file a registration statement that will register for resale substantially all of its restricted securities, the effect of which could have a depressive effect on the market price of the common stock.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of July 25, 2006, our officers, directors and principal stockholders (greater that 5% stockholders) together control beneficially approximately 45.9% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively “DAHP”), wrote a letter to American CareSource Holdings informing American CareSource Holdings that it believed American CareSource Holdings is infringing on the designation “CARESOURCE”. DAHP represented to the United States Patent and Trademark Office that it first used the “CARESOURCE” designation on August 25, 2000. American Caresource Holdings, which is the successor-in-interest to Physician’s Referral Network and Patient Infosystems had used the designation “AMERICAN CARESOURCE,” “CARESOURCE,” and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, American Caresource Holdings, demanded that DAHP, cease and desist from all use of the “CARESOURCE” designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that American CareSource Holdings will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

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

Item 5. Other Information.

American CareSource Holdings filed a registration statement on Form S-8 covering the 2,249,329 shares of its Employee Stock Option Plan on April 7, 2006. Additionally, on May 11, 2006 the Securities and Exchange Commission declared effective American CareSource Holding’s registration statement on Form SB-2 covering the resale of 4,292,280 shares of common stock from time to time by certain selling stockholders listed therein. Of such shares, (i) 1,859,310 shares were issued pursuant to the distribution by dividend of American CareSource Holdings’ common stock by Patient Infosystems to investors in its October 2005 private offering; (ii) 273,618 shares were issued pursuant to the distribution by dividend of shares of American CareSource Holdings’ common stock by Patient Infosystems as payment of dividends in the October 2005 dividend distribution of Patient Infosystems’ common stock to its Series C and Series D preferred stockholders of Patient Infosystems; and (iii) 2,159,352 shares were issued by American CareSource Holdings in its March 2006 private placement. Of the above amounts, 313,470 shares are issuable upon exercise of certain common stock purchase warrants issued as compensation to Laidlaw & Company (UK) Ltd. for acting as the placement agent in connection with the March 2006 private placement.

On May 23, 2006, David A. George was elected to serve on the American CareSource Holdings, Inc. Board of Directors. Mr. George serves as the chairman of the Compensation Committee and serves as a member of the Corporate Governance Committee. Also on May 23, 2006, American CareSource Holdings Board of Directors adopted a charter for its Governances and Nomination Committee and Compensation Committee.

On June 14, 2006, the Company entered into a new lease for 9,349 square feet of office space that will commence on September 1, 2006. The Company plans to use the new space as its primary office space and will vacate its existing office space.

Item 6. Exhibits.

Exhibit #	Description of Exhibits
3.1(2)	Certificate of Incorporation
3.2(2)	By-Laws
3.3(4)	Amendment to the Certificate of Incorporation, dated May 25, 2005.
3.4(4)	Amendment to the Certificate of Incorporation, dated June 2, 2005.
3.5(7)	Amendment to the Certificate of Incorporation, dated November 14, 2005.
3.6(10)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.
3.7(10)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.
3.8(10)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.
3.9(10)	Certificate of Incorporation of Ancillary Care Services, Inc.
4.1(2)	2005 Stock Option Plan.
4.2(3)	Specimen Stock Certificate.
10.01(3)	Employment Agreement, dated October 11, 2004 between the American CareSource Holdings and Wayne A. Schellhammer.
10.02(3)	Employment Agreement, dated May 1, 2005, between the American CareSource Holdings and David Boone.
10.03(2)	Commercial Lease, dated July 1, 1998, between Today Tristar, L.P. and American CareSource Corporation, as amended.
10.04(2)	Lease, dated July 1, 2002, between Madison Square Park, LLC and American CareSource Corporation.
10.05(2)	Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American CareSource Holdings, Inc.
10.06(2)	Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.07(2)	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.08(3)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.09(3)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.10(3)	Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and Derace L. Schaffer.
10.11(8)	Corrected Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and John Pappajohn.
10.12(3)	Transitional Services Agreement, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.
10.13(6)	Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.14(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.

10.15(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace L. Schaffer.
10.16(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew P. Kinley.
10.17(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.18(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.19(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.
10.20(5)	Guarantors’ Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.21(5)	Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.22(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.
10.23(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Derace L. Schaffer.
10.24(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Matthew P. Kinley.
10.25(9)	Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.26(9)	Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.
10.27(9)	Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.
10.28(10)	Form of Registration Rights Agreement used in March 2006 private placement.
10.29(10)	Form of Subscription Agreement used in March 2006 private placement.
10.30(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated August 15, 2005).
10.32(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated August 15, 2005).
10.33(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant, dated January 27, 2005).

10.34	Lease dated June 14, 2006 between American CareSource Holding and TR LBJ Campus Partners, L.P.
14.1(10)	Code of Ethics
20.1	Governance and Nomination Committee Charter
20.2	Audit Committee Charter
20.3	Compensation Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form SB-2 filed on February 14, 2005 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	August 11, 2006	By:	/s/ Wayne A. Schellhammer
Wayne A. Schellhammer Chief Executive Officer

Date:	August 11, 2006	By:	/s/ David S. Boone
David S. Boone Chief Operating Officer and Chief Financial Officer

Date:	August 11, 2006	By:	/s/ Steven M. Phillips
Steven M. Phillips Controller and Principal Accounting Officer