Form 10-Q
period 2006-09-30
American Caresource Holdings, Inc.
filed 2006-11-14
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:	000-51603

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, Texas

(Address of principal executive offices)

(972) 308-6830

(Issuer’s telephone number, including area code)

8080 Tristar Drive, Suite 100, Irving, TX 75063

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2006, 14,478,495 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)	Yes ☐	No ☒

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
ASSETS	September 30, 2006	December 31, 2005
CURRENT ASSETS

Cash	$5,227,360	$23,399
Accounts Receivable	1,997,063	482,159
Other	137,675	30,151
Total Current Assets	7,362,098	535,709

Net Property, Plant, and Equipment	230,176	175,608

Intangible Assets	1,761,215	1,921,401
Goodwill	4,361,299	4,361,299
Total Assets	$13,714,788	$6,994,017

Liabilities and Stockholders' Equity

Current Liabilities
Due to Service Providers	$1,446,580	$386,217
Accounts Payable and Accrued Liabilities	651,556	352,383
Current Maturities of Long-Term Debt	367,710	20,231
Total Current Liabilities	2,465,846	758,831

Long-Term Debt	119,329	3,845,929

Total Liabilities	2,585,175	4,604,760

stockholders' Equity:

Common Stock-par value $0.01, 40,000,000 shares authorized and14,478,495 and 12,371,309 shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively	144,785	123,713

Preferred Stock-par value $0.01, 10,000,000 shares authorized and none outstanding	0	0

Additional Paid in Capital	16,955,766	7,734,800
Deferred Debt Issuance Cost	(92,600)	(231,500)
Accumulated (Deficit)	(5,878,338)	(5,237,756)

Total Stockholders’ Equity	11,129,613	2,389,257

Total Liabilities and Equity	$13,714,788	$6,994,017

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
REVENUES
Net Ancillary Health	$3,283,570	$991,365
Patient Claims Processing	29,870	31,103
Net Revenue	3,313,440	1,022,468

Total Cost of Revenues	2,689,471	1,029,660

Net Margin	623,969	(7,192)

Selling, General, and Administrative Expense	688,458	459,603
Depreciation and Amortization	77,271	85,256

Total Operating Expense	765,729	544,859

Operating (Loss)	(141,760)	(552,051)

Other (Income) Expense	(22,617)	--
Debt Issuance Cost	46,300	43,348
Net Interest and Finance Cost	(49,067)	44,153

Total Other (Income) Expense	(25,384)	87,501

Net (Loss) Before Income Tax	(116,376)	(639,552)
Income Tax Expense	0	0

Net (Loss)	$(116,376)	$(639,552)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES	14,472,867	12,371,309

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
REVENUES
Net Ancillary Health	$8,512,425	$3,205,241
Patient Claims Processing	95,337	165,228
Net Revenue	8,607,762	3,370,469

Total Cost of Revenues	6,904,779	3,382,212

Net Margin	1,702,983	(11,743)

Selling, General, and Administrative Expense	2,023,949	1,397,493
Depreciation and Amortization	235,618	245,682

Total Operating Expense	2,259,567	1,643,175

Operating (Loss)	(556,584)	(1,654,918)

Other (Income) Expense	14,769	(7,378)
Debt Issuance Cost	138,900	102,927
Net Interest and Finance Cost	(69,671)	86,333

Total Other (Income) Expense	83,998	181,882

Net (Loss) Before Income Tax	(640,582)	(1,836,800)
Income Tax Expense	0	0

Net (Loss)	$(640,582)	$(1,836,800)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES	14,066,192	12,371,309

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE Nine MONTHS ENDED September 30 2006 (UNAUDITED)

	Common Stock			Deferred	Accum
	Shares	Amount	APIC	Debt	Deficit	Total
Balance December 31, 2005	12,371,309	$ 123,713	$7,734,800	$(231,500)	$(5,237,756)	$ 2,389,257
Issue of 1,999,400 Common Stock Shares	1,999,400	19,994	9,049,854			9,069,848
Exercise of 107,786 Stock Options	107,786	1,078	33,497			34,575
Option Compensation Expense			137,615			137,615
Amortization of Warrants Associated with Deferred Debt				138,900		138,900
Net Loss					(640,582)	(640,582)
Balance September 30, 2006	14,478,495	$144,785	$16,955,766	$ (92,600)	$(5,878,338)	$11,129,613

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(640,582)	$(1,836,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	137,615	-
Depreciation and amortization	235,618	245,682
Compensation expense related to warrants	138,900	102,928
(Gain) on Disposal of Assets	(33,359)	(7,378)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,514,904)	83,736
(Increase) in other current assets	(107,524)	(26,671)
Increase in accounts payable and accrued liabilities	299,173	110,243
Increase (decrease) in amounts payable to service providers	1,060,363	(3,952)

Net cash used in operating activities	(424,700)	(1,332,212)

INVESTING ACTIVITIES:
Purchase of Property and equipment	(161,866)	(188,021)
Proceeds from the Sale of Equipment	65,225	31,656

Net cash used in investing activities	(96,641)	(156,365)

FINANCING ACTIVITIES:
Borrowings from line of credit	200,000	2,780,000
Net proceeds from debt	135,000	93,328
Payment on line of credit or long term debt	(3,714,121)	(48,614)
Net proceeds from the exercising of stock options	34,575	-
Net proceeds from the sale of capital stock	9,069,848	-
Net (payments) to parent company	-	(1,314,025)

Net cash provided by financing activities	$5,725,302	$1,510,689

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,203,961	$22,112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,399	16,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,227,360	$38,861

Supplemental disclosures cash flow information
Cash paid for interest expense	$48,591	$84,929

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2006

Note 1. Summary of Significant Accounting Policies

Description of business: American CareSource Holdings, Inc., a Delaware corporation (the “Company”), and its subsidiaries are in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The Company markets its products to insurance companies, third party administrator and preferred provider organizations. The Company currently has three subsidiaries: Ancillary Care Services, Ancillary Care Medicare, and Ancillary Care Workers Comp. These subsidiaries currently do not have any financial or other activity for the three or nine months ended September 30, 2006 and September 30, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-QSB and Item 310(b) of Regulation S-B. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with Securities and Exchange Commission on March 31, 2006.

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

Accounts receivable: Accounts receivable are reported at amounts expected to be received from third party payors and other customers. Each period, the Company estimates revenue based on claims processed and actual billed revenue. The Company recognizes a reserve each month to adjust billed revenue for co-pays and deductibles the Company will not be paid. In addition, the reserve includes an adjustment in claims billed that will not be paid by the insurer for a variety of other potential issues. This reserve offsets accounts receivables accordingly.

Because the nature of the Company’s business, the majority of the receivable amounts are expected to be collected. Each quarter the Company reviews collections history and adjusts its revenue estimate accordingly.

Concentration of revenues: The Company has five customers that compromise the following approximate amounts of the Company’s revenue and accounts receivable:

	Nine Months Ended September 30, 2006

	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$1,306,000	$5,477,000	64%
Customer B	331,000	2,035,000	24%
Customer C	2,000	419,000	5%
Customer D	184,000	392,000	5%
Customer E	28,000	95,000	1%
	$1,851,000	$8,418,000	98%

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

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006, was approximately $63,223 less than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. For the nine months ended September 30, 2006, our income before taxes was reduced by $137,615.

We may receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the nine months ended September 30, 2006, we revised our condensed consolidated statements of cash flow presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended September 30, 2006, we are not recording a current tax benefit.

Net cash proceeds from the exercise of stock options were $34,575 for the nine months ended September 30, 2006 and $8,223 for the three months ended September 30, 2006. There was no income tax benefit realized from stock options exercised as the Company is in a loss position and has recorded a valuation allowance related to any net deferred tax asset.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
September 30, 2005
Net Income (Loss):
As reported	$ (639,552)	$ (1,836,800)
Add: Stock-based employee compensation reported in net income, net of taxes	-	-
Deduct: Stock-based employee compensation under the fair value method of all awards, net of taxes	(38,030)	(66,661)
Pro forma	$ (677,582)	$ (1,903,461)
Basic and diluted net income per share:
As reported	$ (0.05)	$ (0.15)
Pro forma	$ (0.05)	$ (0.15)

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	110%	60%	110%	60%
Risk-free interest rate	6.5%	4%	6.5%	4%
Expected life of options (in years)	6.5	6.5	6.5	6.5
Weighted-average grant-date fair value	$2.65	$0.19	$4.03	$0.19

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

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended September 30, 2006 and 2005. Amounts presented for share and per share data are shown after giving effect to the stock splits effected June 2, 2005 and November 14, 2005 as described in the following paragraph.

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

Sale of Capital Shares:

In March 2006, the Company completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. Net proceeds after expenses and broker commissions was approximately $9.1 million. A portion of the proceeds from this transaction was used to repay the existing credit line with Wells Fargo Bank N.A. The Company paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing, in addition to other costs.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for all the effects of changes in tax laws and rates on the date of enactment. Prior to December 16, 2005, the Company filed consolidated tax returns with Patient Infosystems. The Company recorded its tax expense using the separate company method.

New accounting pronouncements: In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29 (SFAS No. 153), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted.

The Company does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of the Company.

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

Note 2. Line of Credit and Long-Term Debt

In December 2004, the Company entered into a credit agreement with Wells Fargo Bank, N.A. establishing a line of credit of $300,000 guaranteed by John Pappajohn, a director of the Company. Mr. Pappajohn did not receive any remuneration in connection therewith.

On January 28, 2005, the Company amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $3,000,000. Derace Schaffer, M.D., a director of the Company, guaranteed the extension with Mr. Pappajohn. As compensation for the guarantees of Mr. Pappajohn and Dr. Schaffer for the initial extension of credit, the Company issued warrants to purchase an aggregate of 1,096,491 shares to Mr. Pappajohn and Dr. Schaffer at an exercise price of $0.40, which was equal to the per share fair market value of the Company common stock established by the Company’s Board of Directors based upon an independent appraisal.

On August 9, 2005, the Company amended its credit agreement with Wells Fargo Bank, N.A. extending the line of credit to $4,000,000. Mr. Pappajohn and Dr. Schaffer guaranteed each increase in the credit line. In connection with the August 2005 increase in the credit line, the Company issued additional warrants to purchase an aggregate of 576,953 shares as compensation for the guarantee extension by Mr. Pappajohn and Dr. Schaffer. Mr. Pappajohn received warrants to purchase 432,715 shares of common stock and Dr. Schaffer received warrants to purchase 144,238 shares of common stock. In addition, the Company issued warrants to purchase 64,106 shares as compensation to Matthew Kinley, who also guaranteed the increased credit line. Matthew Kinley is an employee of a company owned by Mr. Pappajohn. These warrants were issued at a strike price of $0.49 based on current fair value of the stock.

In December 2005, the Company entered into a credit agreement with Wells Fargo Bank, N.A. increasing the line of credit to $5,000,000 and extending the maturity of the line to March 31, 2007, which was guaranteed by Mr. Pappajohn, a director of the Company. Mr. Pappajohn did not receive any remuneration in connection with the increase in the line or the extension of the maturity date. The line of credit bears interest at the bank’s prime index rate. The outstanding principal owed by the Company as of September 30, 2006 and December 31, 2005 was none and $3,450,000, respectively. The line remains open for future use through March 31, 2007, as needed.

On September 19, 2006 the Company borrowed $135,000 from Capital One Bank for the purchase of furniture and fixtures for the Company’s primary office facility. The loan is payable in 36 installments and bears an interest rate of 6.5%. This loan is secured by a $145,000 certificate of deposit held by Capital One Bank that bears an interest of 5.5% and matures on September 12, 2007.

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005

Line of credit payable to Wells Fargo Bank, N.A. maturing March 2007	$0	$3,450,000

Note payable, due in monthly installments of approximately $800 including interest at 7.0%, maturing in April 2009.	0	28,820
Note payable to Capital One Bank $135,000 due September 2009, due in monthly installments of approximately $ 4,143 including interest at 6.5%.	135,000
Note payable to Patient Infosystems, Inc. due February 2007 bearing interest at 6%. Inter-company payable to Patient Infosystems, Inc. was converted to note at time of distribution to stockholders.	316,689	336,277

Capital lease obligations	35,350	51,063
	487,039	3,866,160
Less current maturities	(367,710)	(20,231)
Long-term debt, less current maturities	$119,329	$3,845,929

Note 3. Lease Obligations

The Company has entered into a new lease for its principal offices at 5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, TX that commenced on October 1, 2006. The following are the estimated annual cash payments required under the lease:

2006	$ 27,811
2007	$ 21,833
2008	$ 94,530
2009	$186,062
2010	$190,096
2011	$196,329
2012	$196,329
2013	$ 32,722

Note 4. Stock Options and Warrants

The Company has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan, which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of the Company, and consultants engaged by the Company, and limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. The Company filed a Form S-8 registering 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants, with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted.

A summary of stock option activity follows:

	Outstanding Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2005	1,651,289	$0.33

Q1 2006 Activity
Options granted	100,000	$5.60
Options forfeited by holders	(42,737)	$0.31
Options exercised	(64,106)	$0.31
Options outstanding	1,644,446	$0.65

Q2 2006 Activity
Options granted	50,000	$3.85
Options forfeited by holders	(1,968)	$0.31
Options exercised	(17,256)	$0.31
Options outstanding	1,675,222	$0.75

Q3 2006 Activity
Options granted	108,000	$2.65
Options forfeited by holders	(12,654)	$0.31
Options exercised	(26,424)	$0.31
Options outstanding	1,744,144	$0.87
Options available for grant at September 30, 2006	397,399

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
< $0.49	1,486,144	8.7	$0.33	756,773	$0.37
$5.60	100,000	9.4	$5.60	11,111	$5.60
$3.85	50,000	9.6	$3.85	5,556	$3.85
$2.55	108,000	10.0	$2.55	--	$2.55

The total intrinsic value of options exercised during the quarter ended and nine months ended September 30, 2006 was $89,316 and $535,051 respectively.

A summary of the Company’s nonvested shares as of September 30, 2006, and changes during the quarter ended September 30, 2006, is presented below:

Nonvested Shares	Options	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2006	1,087,631	$0.71
Granted	108,000	2.55
Vested	(212,272)	0.55
Forfeited	(12,654)	0.31
Nonvested at September 30, 2006	970,705	$1.22

As of September 30, 2006, there was approximately $824,125 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the quarter ended September 30, 2006 was $49,428.

The Company has warrants outstanding and exercisable for the purchase of 1,897,502 shares of common stock at September 30, 2006. The Company valued the options using the Black-Scholes method. The weighted average exercise price at September 30, 2006 was $0.86.

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

We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the section captioned “Risk Factors” beginning on page [25] of this quarterly report, as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section of this quarterly report could seriously harm our business.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Management’s discussion and analysis provides a review of the Company’s operating results for the quarter ended September 30, 2006 and its financial condition at September 30, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

In an effort to give investors a well-rounded view of the Company’s current condition and future opportunities, this quarterly report may include forecasts by the Company’s management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in the Company’s filings with the Securities Exchange Commission. In evaluating such statements, investors should specifically consider the various factors identified in this quarterly report, including the matters set forth under the caption “Risk Factors”, beginning on page [25] of this quarterly report, which could cause actual results to differ materially from those indicated by such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

The Company was incorporated in November 2003 under the laws of Delaware as a wholly-owned subsidiary of Patient Infosystems in order to facilitate its acquisition of substantially all of the assets of American CareSource Corporation. American CareSource Corporation had been in operation since 1997. The predecessor company to American CareSource Corporation, Physician’s Referral Network, had been operable since 1995. The business of the Company includes the previous business of American CareSource Corporation. Accordingly, all information provided herein with respect to the Company prior to December 31, 2003 is the historical information of American CareSource Corporation. As of December 23, 2005, the Company became an independent public company, after Patient Infosystems distributed by dividend all of its shares of the Company common stock to Patient Infosystems’ stockholders.

The Company has, since formation, maintained separate books, accounts and records. Further, the Company was allocated the Patient Infosystems corporate assets, liabilities and expenses related to Patient Infosystems’ ancillary health benefits management business based on an estimate of the proportion of such amounts allocable to the Company, utilizing such factors as total revenues, employee headcount and other relevant factors. The Company believes that these allocations have been made on a reasonable basis. The Company believes that all costs allocated to the Company are a reasonable representation of the costs that the Company would have incurred if it had performed these functions as an independent company.

The Company recognizes revenues for ancillary services when services by providers have been authorized and performed and collections from payors are reasonably assured. Patient claims revenues are recognized by the Company as services are provided. Cost of revenues for ancillary services consist of expenses due to providers for providing patient services and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the providers as well as the Company’s direct labor and overhead to administer the patient claims.

The Company has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts, or both, in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by the Company to support these operations. If the Company is unable to generate enough working capital either from its own operations or through the sale of its equity securities, it may be required to curtail or cease operations.

Recent Events

The Company filed a registration statement on Form S-8 covering 2,249,329 shares of its Employee Stock Option Plan on April 7, 2006. Additionally, on May 11, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 covering 4,292,280 shares of common stock for the resale of such shares from time to time by certain selling stockholders listed therein. Of such shares, (i) 1,859,310 shares were issued pursuant to the distribution by dividend of the Company’s common stock by Patient Infosystems to investors in its October 2005 private offering; (ii) 273,618 shares were issued pursuant to the distribution by dividend of shares of the Company’s common stock by Patient Infosystems as payment of dividends in the October 2005 dividend distribution of Patient Infosystems’ common stock to its Series C and Series D preferred stockholders of Patient Infosystems; and (iii) 2,159,352 shares were issued by the Company in its March 2006 private placement. Of the above amounts, 313,470 shares are issuable upon exercise of certain common stock purchase warrants issued as compensation to Laidlaw & Company (UK) Ltd. for acting as the placement agent in connection with the March 2006 private placement.

On May 23, 2006, David A. George was elected to serve on the Company’s Board of Directors. Mr. George serves as the Chairman of the Compensation Committee and serves as a member on the Corporate Governance Committee. Also on May 23, 2006, the Company’s Board of Directors adopted a charter for its Governance and Nomination Committee and Compensation Committee.

On June 14, 2006, the Company entered into a new lease for 9,349 square feet of office space, which commenced on October 1, 2006. The Company plans to use the new space as its primary office space and has vacated its existing office space.

On September 19, 2006 the Company borrowed $135,000 from Capital One Bank for the purchase of furniture and fixtures for the Company’s primary office facility. The loan is payable in 36 installments and bears an interest rate of 6.5%. This loan is secured by a $145,000 certificate of deposit held by Capital One Bank, bears interest at a rate of 5.5% and matures on September 12, 2007.

On September 30, 2006, the company sold its Indiana based data entry operation to IHDS, LLC for $35,000, resulting in a one-time gain of approximately $33,000. This business had been generating negative cash flow of approximately $1,500 per month.

On October 19, 2006, the Company’s stock was listed for trading on the American Stock Exchange under the symbol XSI.

Results of Operations

The three months ended September 30, 2006 compared to the three months ended

September 30, 2005:

	American CareSource Holdings Statement of Operations for the Quarters Ended
	September 30, 2006	September 30, 2005

Net Revenue	$3,313,440	$1,022,468

Cost of revenue	2,689,471	1,029,660
Net margin	623,969	(7,192)

Selling, general and administrative expense	688,458	459,603
Depreciation and amortization	77,271	85,256
Operating loss	(141,760)	(552,051)
Financing costs & other	25,384	87,501
Net loss	($116,376)	($639,552)

Revenues	September 30, 2006	September 30, 2005
Net Ancillary Health	$ 3,283,570	$ 991,365
Patient claims	29,870	31,103
Net Revenues	$3,313,440	$1,022,468

         The Company’s revenues are generated from ancillary service claims and processing of patient claims. Net ancillary health revenues increased to $3,283,570 from $991,365 during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. This represents an increase of $2,292,205 or 231%. The majority of the increase is a result of a single new client that was implemented in December 2005.

The Company expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors rather than out-of-network services in an effort to capture more claim activity. This should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

The revenues for the processing of patient claims for the quarter ended September 30, 2006 declined from $31,103 to $29,870 as compared to the quarter ended September 30, 2005. The majority of this business was related to a single client relationship in Ohio, which the company sold to another party on September 30, 2006, as identified in the “Recent Events” section on page [16] of this quarterly report.

The Company generated net margin, net revenue less cost of revenues, of $623,969 versus ($7,192) for the quarters ending September 30, 2006 and 2005 respectively. The net margin as a percentage of net revenue for the quarter was 18.8% versus a negative .7% for the comparable period in 2005.

Costs and Expenses

Cost of revenue includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of the Company’s ancillary health programs. Cost of revenue increased from $1,029,660 for the quarter ended September 30, 2005 to $2,689,471 for the quarter ended September 30, 2006. This represents an increase of 161% over the prior year’s comparable quarter. The increase in these costs primarily reflects an increase in amounts paid to providers for service as a result of our increase in revenue.

Selling, general and administrative expense increased to $688,458 for the quarter ended September 30, 2006 as compared to $459,603 for the quarter ended September 30, 2005. These costs consist primarily of salaries and related benefits, travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The majority of the cost increase is related to the increased cost of operating as a public company, which includes the cost of expensing stock options. In addition, commissions and management fees have increased commensurate with our increase in sales.

Amortization and depreciation expense decreased to $77,271 in the quarter ended September 30, 2006 compared to $85,256 in the quarter ended September 30, 2005. These expenses include $53,395 of amortization of intangibles that includes $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of the Company’s assets by Patient Infosystems. The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of September 30, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Other Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows:

	Quarters Ended
	September 30, 2006	September 30, 2005
Other (Income) Expense	($22,617)	--
Debt Issuance Cost	$46,300	$43,348
Net Interest (Income)	(49,067)	44,153
Total Other (Income) Expense	($25,384)	$87,501

Net interest income was $49,067 for the quarter ended September 30, 2006 as compared to an interest expense of $44,153 for the quarter ended September 30, 2005, due to the decrease in the line of credit and the invested cash balance. The increase in debt issuance cost from $43,348 for the quarter ended September 30, 2005, to $46,300 for the quarter ended September 30, 2006, is associated with the amortization cost of warrants and expenses related to the guarantees of the Company’s Wells Fargo Line of credit. Other (Income) Expense of $22,617 represents an accrual for franchise taxes which were affected by a net gain on the disposition of assets of $33,359 on the sale of the data-entry claims operation to IHDS, LLC.

Taxes

The Company had no tax benefit in the quarter ended September 30, 2006 or the quarter ended September 30, 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards. At this time, management is continuing to record a full valuation allowance to reduce deferred tax benefit.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of ($116,376) for the quarter ended September 30, 2006 as compared to $(639,552) for the quarter ended September 30, 2005. On a per share basis, the Company lost $0.01 per share for the quarter ending September 30, 2006 and $0.05 per share for the quarter ended September 30, 2005.

The nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

	American CareSource Holdings, Inc. Statement of Operations for the Nine Months Ended
	September 30, 2006	September 30, 2005
Net Revenue	$8,607,762	$3,370,469

Cost of revenue	6,904,779	3,382,212
Net margin	1,702,983	(11,743)

Selling, general and administrative expense	2,023,949	1,397,493

Depreciation and amortization	235,618	245,682
Operating loss	(556,584)	(1,654,918)
Financing costs & other	83,998	181,882
Net loss	($640,582)	($1,836,800)

Revenues	September 30, 2006	September 30, 2005
Net Ancillary health	$8,512,425	$3,205,241
Patient claims	95,337	165,228
Net Revenues	$8,607,762	$3,370,469

Revenues of the Company are comprised of revenues from ancillary service claims and processing of patient claims. Net revenues for ancillary health services increased to $8,512,425 from $3,205,241 during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, or 157%. The majority of the increase is a result of a new client that was implemented in December 2005.

The Company expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors rather than out-of-network services in an effort to capture more claim activity. This should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

The revenues for the processing of patient claims for the nine months ended September 30, 2006 declined from $165,228 for the nine months ended September 30, 2005 to $95,337 for the nine months ended September 30, 2006, as identified in the “Recent Events” section, on page [16] of this quarterly report. The Company expects to experience a continued decline in its revenues from claims processing as it shifts its focus to the ancillary health business. The majority of this patient claims business was related to a single client relationship in Ohio, which the company sold to another party on September 30, 2006.

The Company generated net margin, net revenue less cost of revenue of $1,702,983 versus ($11,743) for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. As a percentage of net revenue, the net margin for the nine months ended September 30, 2006 was 19.8% versus a negative .3% for the comparable period ending September 30, 2005.

Costs and Expenses

Cost of revenue includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of the Company’s ancillary health programs. Cost of revenue increased from $3,382,212 for the nine months ended September 30, 2005 to $6,904,779 for the nine months ended September 30, 2006 or 104%. The increase in these costs primarily reflects an increase in amounts expected to be paid to providers for service as a result of our increase in revenue.

Selling, general and administrative expense increased by $626,456 to $2,023,949 for the nine months ended September 30, 2006 as compared to $1,397,493 for the nine months ended September 30, 2005. These costs consist primarily of salaries and related benefits, travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The majority of the cost increase is related to the increased cost of operating as a public company, which includes the cost of expensing stock options, and the increased commissions and management fees associated with our higher sales.

Amortization and depreciation expense was $235,618 a decrease of $10,064 in the nine months ended September 30, 2006 as compared to $245,682 in the nine months ended September 30, 2005. These expenses include $160,186 of amortization of intangibles that includes $64,137 in amortization of certain software development costs and $96,049 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of September 30, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

It is anticipated that the Company will need to invest heavily in the sales and marketing process in future periods, and intends to do so as funds are available. To the extent that the Company has limited funds available for sales and marketing, or cannot leverage its marketing partnerships adequately, it will likely be unable to invest in the necessary marketing activities to generate substantially greater sales.

Other Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows:

	Nine Months Ended September 30,
	2006	2005
Other (Income)/Expense	$14,769	$(7,378)
Debt Issuance Cost	138,900	102,927
Net Interest (Income)/Expense	(69,671)	86,333
Total Other Expenses	$83,998	$181,882

       Interest income was $69,671 for the nine months ended September 30, 2006 compared to interest expense of $86,333 for the nine months ended September 30, 2005, due to the decrease in the line of credit and the invested cash balance. The increase in debt issuance cost is associated with the amortization cost of warrants and expenses related to the guarantees of the Company’s Wells Fargo line of credit.

Taxes

The Company had no tax benefit in the nine months ended September 30, 2006 or the nine months ended September 30, 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards. At this time, management is continuing to record a full valuation allowance to reduce deferred tax benefit.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of $(640,582) for the nine months ended September 30, 2006 as compared to $(1,836,800) for the nine months ended September 30, 2005. On a per share basis, the Company lost $0.05 per share for the nine months ended September 30, 2006 and $0.15 per share for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, the Company had a working capital surplus of $4,869,252 as compared to working capital deficit of ($223,122) at December 31, 2005. Since its inception, the Company has not generated positive cash flow from operations and has relied on external sources for its operational, working capital and capital expenditures needs.

Since the acquisition by Patient Infosystems in December 2003, the Company received funding of $3,201,288 from Patient Infosystems in the form of equity contributions and loans. The balance due to Patient Infosystems was $316,689 and $336,277 as of September 30, 2006 and December 31, 2005, respectively. The loan is due and payable on February 1, 2007.

The Company has a credit agreement in place with Wells Fargo Bank, NA providing for a $5,000,000 line of credit. The agreement is guaranteed by John Pappajohn, Derace Schafer, directors of the Company, and Matt Kinley, an employee of a company owned by Mr. Pappajohn. The line of credit bears interest at the bank’s prime index rate, which is 8.25% as of September 30, 2006. The line of credit requires interest to be paid currently with the principal due on the expiration of the credit facility on March 31, 2007. The Company currently has no borrowing against the line of credit.

In March 2006, the Company completed a private placement of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction were approximately $9.1 million. Additionally, the Company granted the accredited investors certain registration rights pursuant to a registration rights agreement, in connection with this transaction. The registration rights agreement required the Company to file a registration statement following the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the placement agent’s warrants. A registration statement registering such shares for resale was filed on April 7, 2006. On May 11, 2006, the Securities and Exchange Commission declared effective this registration statement.

A portion of the proceeds from the March 2006 transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The outstanding principal retired by the Company was $3,650,000. The remainder of the proceeds will be used to fund working capital and other general corporate purposes. Although the Company paid in full all obligations outstanding under its credit agreement with Wells Fargo Bank, N.A, the line of credit remains fully available to the Company if needed. If there are any future drawings under the line of credit, the Company believes it will be able to satisfy its cash requirements based on its current customer base and anticipated timing of new accounts, its existing service agreements, and available capital.

Inflation

Inflation did not have a significant impact on the Company’s costs during the quarters and nine months ended September 30, 2006 and September 30, 2005. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Critical Accounting Policies

Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the financial statements included in this quarterly report. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by the Company’s management.

Use of Estimates. In preparing the financial statements, the Company uses estimates in determining the economic useful lives and possible impairments of its assets, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While the Company believes that its estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, its assets, liabilities or results of operations may be overstated or understated.

Intangible Assets. The value of the Company’s intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the provider contracts. The provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of less than 2% per year, implying a greater than twenty year life; however we believe that 15 years represents a more realistic estimate. Accordingly, the Company has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cash flow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition, the cost of adding additional providers is considered an ongoing operating expense.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the actual value is significantly less than the estimated value, Company assets may be overstated.

Revenue recognition. The Company evaluates its service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

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

•	The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on price, access, etc.

•	The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

•	The Company is responsible to the service provider for processing the claim and managing the claim its adjustor processes.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to the service providers.

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

Off-balance sheet arrangements

The Company does not have any material off-balance sheet arrangements at September 30, 2006 or September 30, 2005, or for the periods then ended.

Pending Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS No. 153”), addressing the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29 “Accounting for Nonmonetary Exchanges,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect adoption of the provisions of SFAS No. 153 to have a material impact on the consolidated financial statement, results of operations or liquidity of the Company.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to the Company’s business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company’s common stock could decline significantly.

The Company has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

The Company has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $5.9 million as of September 30, 2006. The Company will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that the Company will be able to generate additional revenues or ever operate profitably in the future. The Company prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably.

The Company has faced working capital shortfalls and may need to identify additional sources of capital within 12 months to maintain its operations.

The Company has never earned profits. Based on the Company’s current plans, and as a result of the March 2006 private placement, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through 2007. If the Company is unable reach profitability within the year, it will need to raise additional funds to continue its operations following that period. No assurance can be given that the Company will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company or that such transactions will enable the Company to satisfy its cash requirements. If the Company does not obtain additional funds, it will likely be required to eliminate programs, delay development of its products, alter its business plans, or in the extreme situation, cease operations.

The Company has a limited number of customers, a few of which account for a substantial portion of its business.

The Company’s five largest customers account for approximately 94% of its revenues during the quarter ending September 30, 2005 and 98% of its revenue during the quarter ending September 30, 2006. Significant declines in the level of use of the Company’s services by one or more of these customers could have a material adverse effect on the Company’s business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business. No assurance can be given that the Company will not lose additional substantial customers in the future.

The Company historically has not entered into any long-term contracts with any of its customers and failure to retain such customers could have a material adverse effect on its business and results of operations.

Generally, the Company does not have any long-term contracts with any of its customers. Currently, the Company only has one long-term contract with its customers that is set to extend beyond the next twelve months. In the aggregate, customer agreements that are set to expire within the next twelve months accounted for over 60% of the revenues of the Company during the quarter ended September 30, 2006. There can be no assurance that customers will maintain their agreements with the Company or that customers will renew their contracts upon expiration, or on terms favorable to, the Company. Consequently, the failure to retain such customers could have a material adverse effect on the Company’s business and results of operations.

The continued services and leadership of the Company’s senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

The future of the business of the Company depends to a significant degree on the skills and efforts of its senior executives, in particular, Wayne Schellhammer, its Chief Executive Officer, and David Boone, its Chief Operating Officer and Chief Financial Officer. If the Company loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, the Company’s business and financial performance could be seriously harmed. The Company has employment agreements with Mr. Schellhammer and Mr. Boone. Mr. Schellhammer’s initial term under his employment agreement expired October 10, 2005, but was automatically renewed for a successive one year term expiring on October 10, 2007. Mr. Boone’s initial term under his employment agreement expired April 30, 2006, but automatically renewed for a successive one year term expiring on April 30, 2007. If, for any reason, we lose any of our executive officers’ skills, knowledge of the industry, contacts and expertise, it could result in a setback to the Company’s operating plan.

Future sales of the Company’s common stock, or the perception that these sales may occur, could depress the price of the Company’s common stock.

Sales of substantial amounts of the Company common stock, or the perception in the public that such sales may occur, could cause the market price of the Company common stock to decline. This could also impair the ability of the Company to raise additional capital through the sale of equity securities. As of November 1, 2006, the Company has 14,478,495 shares of common stock outstanding. At November 1, 2006, there are outstanding warrants to purchase 1,897,502 shares of common stock and 2,249,329 shares are available for grant (1,917,442 shares have been granted and 1,744,144 options are outstanding as of November 1, 2006) under the American CareSource Holdings’ 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the Company’s 2005 Stock Option Plan are issued and exercised, there will be approximately 18,517,540 shares of common stock outstanding. Accordingly, the Company’s stockholders could experience significant dilution. In addition, the Company will file a registration statement that will register for resale substantially all of its restricted securities, the effect of which could have a depressive effect on the market price of the common stock.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of November 1, 2006, our officers, directors and principal stockholders (greater that 5% stockholders) together control beneficially approximately 45.9% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively “DAHP”), wrote a letter to the Company informing the Company that it believed the Company is infringing on the designation “CARESOURCE”. DAHP represented to the United States Patent and Trademark Office that it first used the “CARESOURCE” designation on August 25, 2000. The Company, which is the successor-in-interest to Physician’s Referral Network and Patient Infosystems had used the designation “AMERICAN CARESOURCE,” “CARESOURCE,” and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, the Company demanded that DAHP, cease and desist from all use of the “CARESOURCE” designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that the Company will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

On April 24, 2006, Ancillary Care Management, Inc. (“ACM”) wrote a letter to the Company informing the Company that it believed that the Company’s wholly owned subsidiary Ancillary Care Services is infringing on ACM’s registered mark “ANCILLARY CARE MANAGEMENT.” ACM has asked the Company and Ancillary Care Services to cease and desist the use of the designations ANCILLARY CARE SERVICES, ANCILLARY CARE or any other designations similar to ANCILLARY CARE MANAGEMENT. The Company believes that the claim is without merit and that its use is valid. However, no assurance can be given that the Company will prevail or that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

Item 5. Other Information.

(a) On June 14, 2006, the Company entered into a new lease for 9,349 square feet of office space that commenced on October 1, 2006. The Company uses the leased space as its primary office space and vacated its previous office space.

(b) On May 23, 2006, David A. George was elected to serve on the Company’s Board of Directors. Mr. George serves as the chairman of the Compensation Committee and serves as a member of the Corporate Governance Committee. Also on May 23, 2006, the Company’s Board of Directors adopted a charter for its Governances and Nomination Committee and Compensation Committee.

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

Item 6. Exhibits.

Exhibit #	Description of Exhibits
3.1(2)	Certificate of Incorporation
3.2(2)	By-Laws
3.3(4)	Amendment to the Certificate of Incorporation, dated May 25, 2005.
3.4(4)	Amendment to the Certificate of Incorporation, dated June 2, 2005.
3.5(7)	Amendment to the Certificate of Incorporation, dated November 14, 2005.
3.6(10)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.
3.7(10)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.
3.8(10)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.
3.9(10)	Certificate of Incorporation of Ancillary Care Services, Inc.
4.1(2)	2005 Stock Option Plan.
4.2(3)	Specimen Stock Certificate.
10.01(3)	Employment Agreement, dated October 11, 2004 between the American CareSource Holdings and Wayne A. Schellhammer.
10.02(3)	Employment Agreement, dated May 1, 2005, between the American CareSource Holdings and David Boone.
10.03(2)	Commercial Lease, dated July 1, 1998, between Today Tristar, L.P. and American CareSource Corporation, as amended.
10.04(2)	Lease, dated July 1, 2002, between Madison Square Park, LLC and American CareSource Corporation.
10.05(2)	Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American CareSource Holdings, Inc.
10.06(2)	Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.07(2)	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.08(3)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.09(3)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.10(3)	Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and Derace L. Schaffer.
10.11(8)	Corrected Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and John Pappajohn.
10.12(3)	Transitional Services Agreement, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.
10.13(6)	Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.14(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.

10.15(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace L. Schaffer.
10.16(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew P. Kinley.
10.17(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.18(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.19(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.
10.20(5)	Guarantors’ Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.21(5)	Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.22(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.
10.23(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Derace L. Schaffer.
10.24(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Matthew P. Kinley.
10.25(9)	Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.26(9)	Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.
10.27(9)	Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.
10.28(10)	Form of Registration Rights Agreement used in March 2006 private placement.
10.29(10)	Form of Subscription Agreement used in March 2006 private placement.
10.30(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated August 15, 2005).
10.32(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated August 15, 2005).
10.33(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant, dated January 27, 2005).

10.34	Lease dated June 14, 2006 between American CareSource Holding and TR LBJ Campus Partners, L.P.
14.1(10)	Code of Ethics
20.1(11)	Governance and Nomination Committee Charter
20.2(11)	Audit Committee Charter
20.3(11)	Compensation Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form SB-2 filed on February 14, 2005 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	November 14, 2006	By:	/s/ Wayne A. Schellhammer
Wayne A. Schellhammer Chief Executive Officer

Date:	November 14, 2006	By:	/s/ David S. Boone
David S. Boone Chief Operating Officer and Chief Financial Officer

Date:	November 14, 2006	By:	/s/ Steven M. Phillips
Steven M. Phillips Controller and Principal Accounting Officer