Form 10KSB
period 2006-12-31
American Caresource Holdings, Inc.
filed 2007-04-02
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

☐

Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number: 001-33094

AMERICAN CARESOURCE HOLDINGS, INC.

(Name of Small Business Issuer in its Charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5429 Lyndon B. Johnson, Ste. 700, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 308-6830
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered American Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

Yes ☐ No ☒

ME1\5539757.14

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Issuer's revenue for the year ended December 31, 2006: $11,418,554

As of March 30, 2007, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was last sold on said date, was $28,840,668.

As of March 30, 2007, there were 14,492,798 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders of American CareSource Holdings, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2007, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I		4
Item 1.	Description of Business.	4
Item 2.	Description of Properties.	12
Item 3.	Legal Proceedings.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	13

PART II		13
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Small Business Issuers Purchases of Equity Securities.	13
	Market Information	13
	Holders	13
	Dividends	13
	Securities authorized for issuance under equity compensation plans	14
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 7.	Financial Statement.	20
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	20
	(a) Controls and Procedures.	20
	(b) Other Information	20

PART III		21
Item 9.	Directors, Executive Officers, Promoters Control Persons, and Corporate Governance of the Registrant; Compliance with Selection 16(a) of the Exchange Act.	21
Item 10.	Executive Compensation.	24
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	24
Item 12.	Certain Relationships and Related Transactions, and Director Independence.	24
Item 13.	Exhibits	24
Item 14.	Principal Accountant Fees and Services	27

Index to Financial Statements
Consolidated Balance Sheets		F-2
Consolidated Statements of Operations		F-3
Consolidated Statements of Stockholders’ Equity		F-4
Consolidated Statements of Cash Flows		F-5
Notes to Consolidated Financial Statements		F-6

Part I

Item 1.	Description of Business.

American CareSource Holdings, Inc. (“American CareSource Holdings,” “ACS,” “we,” “us,” “our,” the “Registrant,” or “Company”) is an ancillary services contracting company. Through its comprehensive network of ancillary service providers, unique contracting capabilities, customer service support and claims management services, the Company assists health benefits plan sponsors such as preferred provider organizations, third party administrators, insurance companies, and large self-funded employers reduce overall ancillary healthcare costs. Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, dialysis, supply of durable medical equipment, orthotics and prosthetics, laboratory and many other services.

American CareSource Holdings was incorporated in November 2003 under the laws of Delaware as a wholly-owned subsidiary of Patient Infosystems, Inc. (“Patient Infosystems”) in order to facilitate its acquisition of substantially all of the assets of American CareSource Corporation. American CareSource Corporation had been in operation since 1997. The predecessor company to American CareSource Corporation, Physician’s Referral Network, had been operable since 1995. The business of American CareSource Holdings includes the previous business of American CareSource Corporation. On December 23, 2005, the Company became an independent company when Patient Infosystems distributed by dividend to its stockholders substantially all of its shares of American CareSource Holdings.

American CareSource Holdings’ principal executive offices are located at 5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, TX 75240. Our common stock is listed on the American Stock Exchange under the symbol “XSI.” Our telephone number is (972) 308-6830. Our Internet address is www.anci-care.com.

Recent Developments

In January 2006, American CareSource Holdings created a wholly owned subsidiary, Ancillary Care Services, Inc. (“Care Services”). Care Services is a holding company which wholly owns the following operating subsidiaries: Ancillary Care Services Medicare, Inc., Ancillary Care Services Workers Compensation, Inc. and Ancillary Care Services Group Health, Inc. These subsidiaries are currently inactive. However, American CareSource Holdings intends to operate its ancillary care services business within each of the foregoing operating subsidiaries.

In March 2006, American CareSource Holdings completed a private placement of securities from which it received gross proceeds of approximately $10.0 million. A portion of the proceeds from this transaction was used to re-pay the balance of an existing credit line with Wells Fargo Bank, N.A. The transaction consisted of a sale to accredited investors of approximately two million shares of common stock. The private placement was only made available to “accredited investors” as defined in Rule 501 of Regulation D. Laidlaw & Company (UK) Ltd. acted as the placement agent in connection with the private placement. American CareSource Holdings paid an 8% fee to the placement agent and issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the financing in addition to other costs.

American CareSource Holdings filed a registration statement on Form S-8 covering 2,249,329 shares of common stock issuable under its 2005 Stock Option Plan on April 7, 2006. Additionally, on May 11, 2006 the Securities and Exchange Commission (the “SEC”) declared effective a Registration Statement on Form SB-2 covering the resale of 4,292,280 shares of common stock of the Company from time to time by certain selling stockholders listed therein. Of such shares, (i) 1,859,310 shares were issued pursuant to the distribution by dividend of American CareSource Holdings’ common stock by Patient Infosystems to investors in its October 2005 private offering; (ii) 273,618 shares were issued pursuant to the distribution by dividend of shares of American CareSource Holdings’ common stock by Patient Infosystems as payment of dividends in the October 2005 dividend distribution of Patient Infosystems’ common stock to Series C and Series D preferred stockholders of Patient Infosystems; and (iii) 2,159,352 shares were issued by American CareSource Holdings in its March 2006 private placement, including therein 153,518 shares issuable upon exercise of certain common stock purchase warrants issued as compensation to

Laidlaw & Company (UK) Ltd. for acting as the placement agent in connection with the March 2006 private placement.

On May 23, 2006, David A. George was elected to serve on the American CareSource Holdings Board of Directors. Mr. George serves as the Chairman of the Compensation Committee and as a member on the Corporate Governance Committee.

On June 14, 2006, the Company entered into a new lease for 9,349 square feet of office space that commenced on October 1, 2006. The Company has used the new space as its primary office space and has vacated its former office space.

On October 19, 2006, the Company’s stock was listed for trading on the American Stock Exchange under the symbol “XSI.”

On December 12, 2006, John N. Hatsopoulos was elected to serve on the American CareSource Holdings Board of Directors. Mr. Hatsopoulos serves on the Compensation Committee and on the Corporate Governance Committee.

On March 30, 2006 Ed Berger was elected to Non-Executive Chairman of the Board of Directors. He was elected to serve as the lead independent director and the financial expert on the Audit Committee. In addition to receiving the standard fees paid to directors of the Company, Mr. Berger shall receive as compensation for       performing the duties of Chairman of the Board, a fee of $2,000 per day or $1,000 per half-day for each day in which he performs the duties of Chairman of the Board.  As Chairman, Mr. Berger shall also receive an initial grant of an option to purchase 100,000 shares of common stock of the Company, and shall receive a grant of an option to purchase an additional 10,000 shares on the first anniversary date of his appointment as Chairman and each successive year he continues to serve as Chairman.  These options will have an exercise price equal to the closing price of the common stock of the Company on the date of grant as reported by the American Stock Exchange.

Products and Capabilities

Ancillary care services

Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, supply of durable medical equipment, orthotics and prosthetics, laboratory and many other services.

Ancillary services include but are not limited to the following categories:

• Outpatient Therapy/Rehab	• Orthotics and Prosthetics
• Home Health Services	• Pain Management
• Surgical Centers	• Pharmacy ( Infusion)
• Laboratory Services	• Physical Therapy
• Home Infusion Therapy	• Respiratory Services
• Chiropractic Services	• Sleep Studies
• Diagnostic Imaging/Radiology	• Sub-Acute and Skilled Nursing facilities
• Dialysis Services	• Hospice Services
• Durable Medical Equipment	• Bone Growth Stimulators

Through its contracts with over 2,400 ancillary service providers (with over 24,000 sites nationwide), American CareSource Holdings is able to offer its clients direct cost savings in the form of discounted rates for contracted services and administrative cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary services. American CareSource Holdings services include processing the claims submitted by its covered providers, re-pricing the claims, submitting the claims for payment, receiving and disbursing claims payments and performing customer service functions for its clients and contracted providers. For preferred provider organization (“PPO”), third party administrator (“TPA”) and similar clients, contracting with

American CareSource Holdings also allows the clients to market comprehensive, efficient and affordable ancillary services to their payor customers.

As part of American CareSource Holdings’ ancillary management services, ancillary providers submit claims to us for services performed for their covered members. The majority of claims are submitted electronically. American CareSource Holdings re-prices these claims under the relevant payor fee schedule, performs electronic conversion and HIPAA formatting services, and submits the re-priced claims to the appropriate payors. After adjudication of the claims by the payor, the payor issues an Explanation of Benefits, Explanation of Payment and check for each claim. In most cases, these checks are sent to American CareSource Holdings. American CareSource Holdings then pays the providers under the relevant provider fee schedule. The difference between the amounts received by American CareSource Holdings from its clients and the amounts paid by American CareSource Holdings to its contracted providers represents American CareSource Holdings’ gross margin on its benefits management services.

American CareSource Holdings may receive a claim from one of its clients either electronically or via a paper based claim. As part of its relationship with its clients, the Company may pay an administrative fee to its clients for the changes that may be required to the client’s software to create electronic connectivity with American CareSource Holdings as well as for the aggregation of claims and the electronic transmission of those claims to American CareSource Holdings.

Value-Added Services

Ancillary network analysis. American CareSource Holdings analyzes the available claims history from each client and develops a specific plan to meet their needs. This analysis identifies high-volume providers that are not already in the American CareSource Holdings network. American CareSource Holdings attempts to contract with such providers to maximize discount levels and capture a larger volume of out-of-network claims.

Ancillary custom network. American CareSource Holdings customizes its network to meet the needs of each client. In particular, American CareSource Holdings reviews the “out-of-network” claims history through its network analysis service and develops a strategy to create a network that efficiently serves the client’s needs. This may involve adding additional providers for a client and removing providers the client wants excluded from their network.

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

Ancillary systems integration. American CareSource Holdings has created a proprietary software system that enables it to manage many different customized accounts and includes the following modules:

•	Provider network management
•	Credentialing
•	Data transfer management/EDI
•	Multi-level reimbursement management
•	Posting, EOB, check, and e-funds processes
•	Customer service management
•	Claim repricing
•	Advanced data reporting

Ancillary reporting. American CareSource Holdings provides a complete suite of reports available to each client monthly. The reports cover contracting efforts and capture rates, discount levels, referral volumes by service category and complete claims and utilization reports.

Ancillary claims management. American CareSource Holdings can manage ancillary claims flow, both electronic and paper, and integrate into the client’s process electronically or through repriced paper claims. American CareSource Holdings can also perform a number of customized processes that add additional value for each client. As part of the claims management process, American CareSource Holdings manages the documentation requirements specific to each payor. When claims are submitted from the service provider without required documentation, American CareSource Holdings works with the provider to provide the documentation so that a claim may be accepted by the payor. This also saves labor costs for the payors.

Ancillary data insights. The Company has developed and continues to develop an extensive data base of ancillary care claim history. The data provides insights into utilization and pricing across a wide variety of service categories, geographies, and providers. The Company intends to market this data as a value added service to its clients in the design of custom networks, and the development of ancillary management programs.

Business Strategy

The Company’s focus is strictly on the ancillary care service market. While encompassing over $100 billion in healthcare spending, this market tends to be more regionally focused and difficult to contract without specific focus. This is because of the disparate nature of these services and the fact that these services are provided by a plethora of business types, ranging from small independent practitioners, regional specialty practices as well as national providers. Because this market is so diverse, it has not been a focus of the major health plans and payors. The Company believes that it has an opportunity to create a sustainable advantage by becoming an aggregator of services for health plans as well as an aggregator of clients for these specialty providers.

Network development is a critical component of the Company’s strategy. We develop our network proactively and reactively to specific client needs. While we have a national footprint of service providers, our intention is to focus on specific geographies where we can have a significant impact on a provider’s patient load. With market strength in a specific area, we believe that American CareSource Holdings, Inc. can develop favorable rates with providers and create an attractive product offering (healthcare cost savings) to regionally based clients.

The Company’s target client markets are the regional insurers, PPOs, and TPAs. The Company believes that there is an important market to be served by providing an alternative to the major national insurers and payors in select regional markets. Our regionally specific networks of providers and the contractual cost savings we are able to generate create a competitive advantage for these regional insurers, TPAs and PPOs.

The Company is developing a suite of value added services it can offer its regional service providers to lower their cost of doing business with American CareSource Holdings. This includes electronic claim payment services, automated claim look up and research, and customized fee schedules for various services specific to individual payors. The Company believes that by becoming a favorable partner to the service provider community it can continue to grow its ancillary care network and continue to derive favorable contracting terms from these providers.

As an aggregator of patient volume that can be directed towards specific providers, the Company believes that over time it will have the ability to negotiate exclusive contracts with its clients that will allow the Company to manage their spectrum of ancillary benefit offerings. This can be as simple as providing a dedicated, exclusive network to their patients to as complex as providing managed care services for a specific subset of ancillary services such as infusion services or diagnostic imaging.

Sales and Marketing

Sales and marketing efforts for the American CareSource Holdings product line are currently focused on PPOs, TPA’S, large self-funded organizations and Taft-Hartley (i.e., employee benefit plans that are self-administered under collective bargaining agreements). The Company’s marketing efforts are conducted through its dedicated sales force, executive officers, and network of independent brokers and consultants.

Customers

Major customers of American CareSource Holdings include The Parker Group of Companies which includes HealthSmart, Med Partners d/b/a Lutheran (“Lutheran”), ppoNEXT and Accountable Health Plans. For the year ended December 31, 2006, American CareSource Holdings derived 68% of its revenue from HealthSmart, 21% of its revenues from Lutheran, 4% of its revenues from ppoNext and 4% of its revenues from Accountable Health Plans. For the year ended December 31, 2005, American CareSource Holdings derived 57% of its revenues from

Lutheran, 18% of its revenues from ppoNext, 8% of its revenues from Accountable Health Plans, and 1% of its revenues from HealthSmart. In January 2007, Lutheran began to contract directly with certain providers which will significantly reduce the Company’s claim volume. In 2006, Lutheran accounted for $2.4 million in net sales. In 2007, the Company anticipates less than $1 million in revenue from Lutheran.

Competition

American CareSource Holdings faces competition primarily from existing health plans and insurers. These companies range from the large payors such as United Health, Aetna, Cigna and the Blue Cross/Blue Shield plans, as well as smaller regional PPOs and payors. In addition, there are several niche players that are attempting to aggregate various segments of the ancillary care service lines that are potential competitors.

Research and Development

The company invests in its information technology infrastructure to enhance the capabilities of its data bases, data retrieval tools, data exchange capabilities and re-pricing engine. In addition, the Company believes that its extensive claims data base of ancillary care services and costs could be a potential asset. The Company is investing to improve its ability to utilize this data. These investments are made in the normal course of business and are not separately identified.

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

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights. In addition, American CareSource Holdings is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which includes national standards for electronic health transactions and the data elements used in such transactions. American CareSource Holdings and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. Furthermore, American CareSource Holdings and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payors. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

Therefore, American CareSource Holdings must continually adapt to changing regulations. If American CareSource Holdings fails to comply with these applicable laws, American CareSource Holdings may be subject to fines, civil penalties, or criminal prosecution.

Employees

As of March 30, 2007, American CareSource Holdings had 33 full time employees.

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

American CareSource Holdings has a history of losses, has never been profitable, and will likely continue to lose money for the foreseeable future.

We have incurred losses in each year since our inception in December 2003 and have an accumulated deficit of approximately $6.6 million as of December 31, 2006. Our predecessor never achieved profitability either. American CareSource Holdings will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that we will be able to generate additional revenues or ever operate profitably in the future. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services, particularly given our failure to date to operate profitably.

American CareSource Holdings is dependent upon payments from third party payors who may reduce rates of reimbursement.

Our profitability will depend on payments provided by third-party payors. Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, in recent years have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to our customers for American CareSource Holdings’ services, and consequently, the amount these customers would be willing to pay for our services.

American CareSource Holdings has a limited number of customers, a few of which account for a substantial portion of its business.

Our four largest customers accounted for approximately 97% of our revenues during 2006 and 68% of our revenue during the fiscal year ended December 31, 2006 was from a single customer. In 2005, our four largest customers accounted for 90% of our revenue, and 57% of our revenue during 2005 was generated from a single customer. Significant declines in the level of use of our services by one or more of these customers could have a material adverse effect on American CareSource Holdings’ business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business. In January 2007, Lutheran began to contract directly with certain providers which will significantly reduce the Company’s claim volume. In 2006, Lutheran accounted for $2.4 million in net sales. In 2007, the Company anticipates less than $1 million in revenue from Lutheran.

American CareSource Holdings historically has not entered into any long-term contracts with any of its customers and failure to retain such customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

Generally, we do not have any long-term contracts with any of our customers. Currently, we have one long-term contract with one customer that is set to extend beyond the next twelve months. There can be no assurance that customers will maintain their agreements with us or that customers will renew their contracts upon expiration, or on terms favorable to us. Consequently, the failure to retain such customers could have a material adverse effect on American CareSource Holdings’ business and results of operations.

American CareSource Holdings is dependent upon discounted rates made available by ancillary service providers which may be discontinued at any time.

We obtain revenue from cost savings that we are able to receive from ancillary service providers and pass on to customers. Should the ancillary service providers discontinue making a discount available to us, we will be unable to recognize any gain from the sale of services to payors or networks. If we are unable to recognize these margins, we will be unable to continue our business as it is currently conducted.

Changes in state and federal regulations could restrict American CareSource Holdings’ ability to conduct its business.

Numerous state and federal laws and regulations affect our business and operations. These laws and regulations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;
•	the Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;
•	mail pharmacy laws and regulations;
•	privacy and confidentiality laws and regulations;
•	consumer protection laws and regulations;
•	legislation imposing benefit plan design restrictions;
•	various licensure laws, such as managed care and third party administrator licensure laws;
•	drug pricing legislation; and
•	Medicare and Medicaid reimbursement regulations.

We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct our business or adversely affect our results of operations.

If American CareSource Holdings fails to comply with the requirements of HIPAA, it could face sanctions and penalties.

HIPAA provides safeguards to ensure the integrity and confidentiality of health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Although we intend to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on our business.

Large competitors in the healthcare industry could choose to compete against American CareSource Holdings, reducing American CareSource Holdings’ margins.

Traditional health insurance companies, specialty provider networks, and specialty healthcare services are potential competitors of American CareSource Holdings. These companies include well-established companies which may have greater financial, marketing and technological resources than we have. Competition in the marketplace has caused many of the companies to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from their providers with clients. Increased price competition could reduce our margins and have a material adverse effect on our results of operations.

Limited barriers to entry into the ancillary services market could result in greater competition.

Although we are not aware of any organization or company that currently provides similar ancillary services management, there are limited barriers to entry into the ancillary services management market. Major benefit management companies and healthcare companies not presently offering ancillary services management may decide to enter the market. These companies may have greater financial, marketing and other resources than we have available to us. Competition from other companies may have a material adverse effect on our financial condition and results of operations.

American CareSource Holdings' inability to react effectively to changes in the healthcare industry could adversely affect its operating results.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payors, networks and providers conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. Other legislative or market-driven changes in the healthcare system that American CareSource Holdings cannot anticipate could also materially adversely affect our business. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on our business or our customers. Our inability to react effectively to changes in the healthcare industry may result in a material adverse effect on our business.

The continued services and leadership of American CareSource Holdings’ senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

The future of our business depends to a significant degree on the skills and efforts of our senior executives, in particular Wayne Schellhammer, Chief Executive Officer, and David Boone, Chief Operating Officer and Chief Financial Officer. If we lose the services of any of our senior executives, and especially if any of our executives joins a competitor or forms a competing company, our business and financial performance could be seriously harmed. We do have employment agreements with Mr. Schellhammer and Mr. Boone. Mr. Schellhammer’s initial term under his employment agreement expired October 10, 2006, but has been renewed for a successive one year term. Mr. Boone’s initial term under his employment agreement expired April 30, 2006, but automatically renewed for a successive one year term. If, for any reason, we lose any of our executive officers’ skills, knowledge of the industry, contacts and expertise, it could result in a setback to our operating plan.

American CareSource Holdings may be unsuccessful in hiring and retaining skilled personnel.

The future growth of our business depends on successful hiring and retention of skilled personnel, and American CareSource Holdings may be unable to hire and retain the skilled personnel it needs to succeed. Qualified personnel are in great demand throughout the healthcare industry. Our failure to attract and retain sufficient skilled personnel may limit the rate at which our business can grow, which will harm our financial performance.

Any interruption of data processing capabilities and telecommunications would negatively impact American CareSource Holdings' operating results.

Our business is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on our business.

Any inability to adequately protect its intellectual property could harm American CareSource Holdings’ competitive position.

We consider our methodologies, processes and know-how to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees. American CareSource Holdings’ policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside of our Company, requiring employees to acknowledge, and, if requested, assist in confirming the Company’s ownership of new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to us of proprietary rights to such matters that are related to our business. There can be no assurance that the steps taken by us to protect our intellectual property will be successful.

If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage.

Fluctuations in the number and types of claims processed could make it more difficult to predict American CareSource Holdings’ revenues from quarter to quarter.

Monthly fluctuations in the number of claims we process and the types of claims we process will impact the quarterly and annual results of the Company. Our discount rate varies by type of service provided and the overall mix of these claims will impact profitability. Consequently, it will be difficult to predict our revenue from one quarter to another quarter.

Future sales of American CareSource Holdings common stock, or the perception that these sales may occur, could depress the price of American CareSource Holdings’ common stock.

Sales of substantial amounts of our common stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s common stock to decline. This could also impair the ability of the Company to raise additional capital through the sale of equity securities. As of March 30, 2007, the Company has 14,492,798 shares of common stock outstanding. Of the outstanding shares, 7,852,078 are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act. At March 30, 2007, there are outstanding warrants to purchase 1,897,502 shares of common stock of the Company, and options to purchase 1,848,192 shares of common stock of the Company have been granted and are outstanding under the Company’s 2005 Stock Option Plan. In addition, there are options available for grant to purchase 285,231 shares of the common stock of the Company under the Company’s 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the Company’s 2005 Stock Option Plan are issued and exercised, there will be approximately 18,517,540 shares of common stock outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 30, 2007, our officers, directors and principal stockholders (greater that 5% stockholders) together control beneficially approximately 45.8% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

Item 2.	Description of Properties.

American CareSource Holdings leases 9,300 square feet of office space in Dallas, Texas. The lease expires in April 2013. The Company believes its offices are suitable to meet its current needs.

Item 3.	Legal Proceedings.

On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively “DAHP”), notified American CareSource Holdings of its infringement of the designation “CARESOURCE”, which DAHP represented to the United States Patent and Trademark Office that it first used the “CARESOURCE” designation on August 25, 2000. American CareSource Holdings, which is the successor-in-interest to Physician’s Referral Network, and Patient Infosystems had used the designation “AMERICAN CARESOURCE,” “CARESOURCE,” and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, American CareSource Holdings demanded that DAHP cease and desist from all use of the “CARESOURCE” designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that American CareSource Holdings will prevail and that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters, and Small Business Issuers Purchases of Equity Securities.

Market Information

American CareSource Holdings’ common stock is traded on the American Stock Exchange under the symbol “XSI”. Public trading for our stock commenced on December 28, 2005 on the OTC Bulletin Board. Trading began on the American Stock Exchange on October 19, 2006. The following table sets forth, for the periods indicated, the range of high and low bid quotations for American CareSource Holdings’ common stock as quoted on the OTC Bulletin Board from December 28, 2005 through October 19, 2006 and the high and low sales price for American CareSource Holdings’ common stock on the American Stock Exchange from October 19, 2006 through December 31, 2006. With respect to the OTC quotations, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
2006
Fourth Quarter (AMX)	$2.75	$1.47
Third Quarter (OTC)	$4.15	$2.46
Second Quarter (OTC)	$6.10	$3.16
First Quarter (OTC)	$7.01	$5.10

2005
Fourth Quarter	$5.50	$5.40

The closing price on March 30, 2007 was $1.99.

Holders

The approximate number of record holders of American CareSource Holdings’ common stock as of March 30, 2007 is 847. The Company estimates that the number of beneficial owners is in excess of 1,200.

Dividends

American CareSource Holdings has not declared cash dividends on its common stock and does not anticipate that it will do so for the foreseeable future.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information at December 31, 2006
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights, (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by securities holders	3,745,694	$.88	285,231
Equity compensation plans not approved by securities holders	0	0	0
Total	3,745,694	$.88	285,231

(a) In addition, there are1,897,502 warrants issued in consideration of debt guarantors and as part of compensation to the placement agent in connection with the Company’s March 2006 private offering.

	Number of warrants outstanding	Weighted-average exercise

Series A (1)	1,096,492	$0.40
Series B (2)	641,059	$0.49
Series C (3)	159,952	$5.50
Total Warrants Outstanding	1,897,502	$0.86

(1)	Series A warrants were granted on January 20, 2005 in conjunction with the personal guarantees associated with the Company’s $3,000,000 line of credit with Wells Fargo Bank, NA.
(2)

Series B warrants were granted on August 9, 2005 in conjunction with increasing the Company’s line of credit with Wells Fargo Bank, NA from $3,000,000 to $4,000,000 and the associated increase in the personal guarantees.

(3)	Service warrants were granted as part of the compensation to Laidlaw and Company in connection with the March 2006 private placement.
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis provides a review of American CareSource Holdings’ (ACS) operating results for the fiscal year ended December 31, 2006 and its financial condition at December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of ACS. This review should be read in conjunction with the accompanying consolidated financial statements.

In an effort to give investors a well-rounded view of American CareSource Holdings’ current condition and future opportunities, this Annual Report on Form 10-KSB includes certain forward looking statements made by ACS’ management about future performance and results. Because they are forward-looking, they involve significant risks and uncertainties, accordingly, there is no assurance that these expectations will be correct. They include risks of market acceptance of, or preference for, American CareSource Holdings’ systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in American CareSource Holdings’ filings with the SEC.

Overview

American CareSource Holdings contracts with its clients to provide ancillary care services through its proprietary network. A client routes health care claims to ACS after service has been performed and ACS reprices those claims according to its contractual rate with the provider of service. In the process of repricing the claim, ACS becomes the provider of record for that service and is paid directly by the client or the insurer for the service. ACS then pays the provider of service according to its contractual rate. ACS assumes the risk of generating positive margin, the difference between the payment it receives for the service and the amount it is obligated to pay the original provider of service or member of its proprietary network.

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

American CareSource Holdings has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by American CareSource Holdings to support these operations. If American CareSource Holdings is unable to generate enough working capital either from its own operations or through the sale of its equity securities, American CareSource Holdings may be required to curtail or cease operations.

Results of Operations

	2006 Summary				2006
	Q1	Q2	Q3	Q4	Total
Net Revenue	$2,464	$2,830	$3,313	$2,812	$11,419
Cost of Sales	2,045	2,170	2,689	2,443	9,347
Gross Profit	419	660	624	369	2,072
Selling, general and administrative	609	884	766	1,063	3,322
Operating Profit	(191)	(224)	(142)	(693)	(1,250)
Financing costs & other	70	40	(25)	(21)	64
Net Income	$(260)	$(264)	$(116)	$(674)	$(1,314)
EPS	$(0.02)	$(0.02)	$(0.01)	$(0.04)	$(0.09)
($000’s) Net cash flow from operations	$(184)	$(64)	$(177)	$38	$(387)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

American CareSource Holdings statement of operations for the years ended December 31,

	2006	2005

Revenue	$11,418,554	$4,417,446

Cost of goods	9,346,927	4,407,290
Selling, general and administrative	3,005,241	1,804,793
Depreciation and amortization	316,304	310,915
Operational loss	(1,249,918)	(2,105,552)
Financing costs & other	63,909	(300,966)
Net loss	($1,313,827)	($2,406,518)

	Fiscal year ended December 31

Revenues	2006	2005

Ancillary health	$11,323,217	$ 4,219,133
Patient claims	95,337	198,313
Total revenues	$11,418,554	$ 4,417,446

Revenues of American CareSource Holdings are comprised of revenues from ancillary service claims and processing of patient claims. Revenues increased 158% to $11,418,554 from $4,417,446 for the year ended December 31, 2006 from the year ended December 31, 2005.

Ancillary health claims revenue for the fiscal year ended December 31, 2006 increased to $11,323,217 from $4,219,133 for the fiscal year ended December 31, 2005. This increase is attributable to the addition of HealthSmart as a client in December 2005. Patient claims revenue declined to $95,337 in 2006 from $198,313 in 2005. The company will no longer pursue patient claim revenue as it focuses exclusively on the ancillary health revenue opportunity. Compared to the previous two quarters of 2006, net revenue declined due to a reduction in claim volume from our largest customer, HealthSmart, from previous run rates.

American CareSource Holdings expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors rather than out-of-network services in an effort to capture more claim activity. This should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. However, in January 2007, Lutheran began to contract directly with certain providers which will significantly reduce the Company’s claim volume. In 2006, Lutheran accounted for $2.4 million in net sales. In 2007, the Company anticipates less than $1 million in revenue from Lutheran. As such, no assurances can be given that American CareSource Holdings can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of American CareSource Holdings.

Costs and Expenses

Cost of sales includes salaries and related benefits, services provided by third parties and our providers, and other expenses associated with the development of American CareSource Holdings’ ancillary health programs. Cost of sales increased from $4,407,290 for the fiscal year ended December 31, 2005 to $9,346,927 for the fiscal year ended December 31, 2006. The increase in these costs primarily reflect increased claim volume from the implementation of our HealthSmart program in 2006 and the resulting increase in provider payments made for our services. In addition, cost of sales includes administrative fees paid to certain clients for the electronic conversion and transmission of claim data.

Selling, general and administrative, and marketing expense increased to $3,005,241 for the fiscal year ended December 31, 2006 from $1,804,793 for the fiscal year ended December 31, 2005. These costs consist primarily of salaries, commissions, related benefits and travel costs, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources, legal and other general operating expenses of ACS. The majority of the cost increase is related to the cost of operating as an independent public company.

Fourth quarter expenses were higher than the previous third quarter. This is due to the write off of $185,000 related to the future lease expense of its former principal office at 8080 Tri-star Drive, Irving, Texas, the expense of listing on the AMEX, and increase in quarterly stock option expense.

Amortization and depreciation expense remained relatively stable at $316,304 in 2006 compared to $310,915 in 2005. These expenses include $213,582 of amortization of intangibles that includes $85,516 in amortization of certain software development costs and $128,066 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource assets by Patient Infosystems.

The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of December 31, 2006, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

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

Financing Income/Expense is comprised of financing costs, interest expenses and other expenses. The totals are as follows for the fiscal years ended December 31:

	2006	2005

Interest (income)	(194,097)	-
Interest expense	72,806	146,492
Debt issuance cost	185,200	154,472
Total other expense	$63,909	$300,966

Interest expense decreased from $146,492 for the fiscal year ended December 31, 2005 to $72,806 for the fiscal year ended December 31, 2006. The decrease relates to the investable cash balance from the Company’s March 2006 sale of securities in a private placement and the resulting pay down of the Company’s Wells Fargo line of credit.

Taxes

American CareSource Holdings had no tax benefit in 2006 or 2005 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. American CareSource Holdings’ deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

Management of American CareSource Holdings has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

American CareSource Holdings reported a net loss of $1.3 million for the year ended December 31, 2006 as compared to a net loss of $2.4 million for the year ended December 31, 2005. The loss in the fourth quarter was $558 thousand greater than the loss in the third quarter of 2006 due to the one-time expense listed above and the decrease in net margin caused by lower fourth quarter sales

Goodwill impairment analysis

The Company evaluated its annual impairment assessment of its goodwill and related intangibles value at December 31, 2006. As part of its annual goodwill impairment test, the Company prepares a cashflow valuation of its intangibles and the enterprise in total. There was no indication of impairment in 2006.

Liquidity and Capital Resources

At December 31, 2006, American CareSource Holdings had a working capital surplus of $4,202,027 as compared to a deficit of $223,122 at December 31, 2005. Since its inception, American CareSource Holdings has not generated positive cash flow and has relied on external sources for its operational, working capital and capital expenditure needs.

The Company’s $5.0 million line of credit expires on March 31, 2007. As of March 30, 2007, the Company has no drawings against the line of credit. The line of credit will not be renewed.

In March 2006, the Company completed a private placement sale of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction were approximately $9.1 million.

A portion of the proceeds from the March 2006 transaction was used to re-pay the full balance of the Wells Fargo Bank, N.A. credit line. The outstanding principal retired by American CareSource Holdings was $3,650,000.

American CareSource Holdings anticipates that its available cash reserves will be sufficient to fund its operating needs at least for the next twelve months.

Off-balance sheet arrangements.

American CareSource Holdings does not have any material off-balance sheet arrangements at December 31, 2006 or December 31, 2005, or for the periods ended.

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

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

•

The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and only contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

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

Pending Accounting Pronouncement: On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation to have a material effect on the financial statements.

Item 7.	Financial Statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting of the information that American CareSource Holdings is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in American CareSource Holdings’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8b.	Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance of the Registrant; Compliance with Selection 16(a) of the Exchange Act.

The names, ages and positions of our current directors and executive officers are as follows:

Name	Age	Position

Edward B. Berger	77	Non-Executive Chair of the Board, Director, Financial Expert (1), (3), (4)

Wayne A. Schellhammer	54	President, Chief Executive Officer, Director

Derace L. Schaffer, MD	58	Director

John Pappajohn	78	Director

Kenneth S. George	58	Director, Chair of the Audit Committee (1), (2), (3), (4)

David A. George	51	Director, Chair of the Compensation Committee (2), (3), (4)

John N. Hatsopoulos	72	Director, (2), (3), (4)

John W. Colloton	75	Director, Chair of the Nominating and Governance Committees (1), (4)

David S. Boone	46	Chief Operating Officer, Chief Financial Officer

Steven M. Phillips	40	Controller, Principal Accounting Officer

(1) Audit Committee (2) Compensation Committee (3) Nominating and Governance Committee (4) Independent Director

There are no familial relationships among our directors and/or officers. Directors hold office until the next annual meeting of our stockholders or until their respective successors have been elected and qualified.

Edward B. Berger, 77. Mr. Berger has served as one of our directors since March 2006. Mr. Berger is the Chief Executive Officer and Director of CardSystems Solutions and Director of Compass Bank of Tucson, Arizona and a director of Healthcare Acquisition Corp. Mr. Berger has been admitted to practice law by the U.S. Supreme Court, New York Bar, Arizona Bar, District of Columbia Bar, U.S. District Court-Arizona and the U.S. Court of Appeals 9th Circuit. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Chairman of the MBA Advisory Council at the University of Arizona. Mr. Berger received a Juris Doctor in Law from New York Law School and a Masters Degree in Education as well as a B.A. in History and English from the University of Arizona.

Wayne A. Schellhammer, 54. Mr. Schellhammer has served as President and Chief Executive Officer since October of 2004 and Director since November 2004. Mr. Schellhammer was appointed the Chairman of American CareSource Holdings in August 2005. He also serves as a director of Healthcare Acquisition Corp., a public company. He brings to this position over 30 years of health care experience. Before joining American CareSource Holdings, Mr. Schellhammer was a Senior Executive with the Iowa Health System serving as President and Chief Executive Officer of several internal companies as well as Vice President of Payer Contracting starting in January 1999. The Iowa Health System is a hospital and physician company providing services through 11 hospitals and 450 employed physicians. From 1996 through 1998, Mr. Schellhammer was a senior resource person in the Chicago office of KPMG Consulting, Health Care Group for payor and providers. Mr. Schellhammer is a graduate of the University of Minnesota.

Derace L. Schaffer, M.D., 58. Dr. Schaffer has been a Director of American CareSource Holdings since November 2004 and Chairman until August 2005. Dr. Schaffer is a founder of Radiologix, Inc., a public company. Dr. Schaffer has served as the Chairman and Chief Executive Officer of the IDE Group, P.C., one of the radiology practices with which Radiologix has a contractual relationship. In 2004, Dr. Schaffer accepted a position as a professor at the Weill Medical College of Cornell University. Prior to 2004, Dr. Schaffer served as a Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer is also Chief Executive Officer and President of the Lan Group, a venture capital firm. Dr. Schaffer is a founder and director of Patient Infosystems, Partners Imaging, and Healthcare Acquisition Corp. Dr. Schaffer is also a director of Allion Healthcare, Inc. Dr. Schaffer is a board certified radiologist. He received his postgraduate radiology training at the Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society.

John Pappajohn, 78. Mr. Pappajohn has been a Director of American CareSource Holdings since November 2004. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director for the following public companies: Allion Healthcare, Inc., Healthcare Acquisition Corp., MC Informatics, Inc., Patient Infosystems and Pace Health Management Systems, Inc.

Kenneth S. George, 58. Mr. George became one of our directors in June 2003. Mr. George served two terms as a State Representative in the Texas House of Representatives. Mr. George has been self-employed, managing his own investment activities since 2001. From 1996 until 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions. From 1994 through 1995, Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., the largest private ambulance provider in the state of Texas. From 1988 until 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues. Mr. George has an M.B.A. from the University of Texas at Austin and a B.A. from Washington and Lee University.

David A. George, 51. Mr. George is currently Chairman of the Board and Chief Executive Officer of CypressCare. He is also a leading healthcare adviser and is affiliated with Brazos Private Equity Partners. He currently sits on the board of Concentra, Inc. He served as President of AdvancePCS, a provider of health improvement and pharmacy benefit management services, from 2000 to 2003 and as Executive Vice President of that company’s predecessor, Advance Paradigm, Inc., from 1999 until its acquisition of PCS Health Services and name change to AdvancePCS. AdvancePCS was subsequently acquired by CaremarkRx in 2003. Mr. George served on the board of directors of Advance Paradigm from 1998 to 2000 and on the board of AdvancePCS from 2000 to 2003. Prior to his tenure with AdvancePCS, Mr. George was a founding officer and Executive Vice President of MetraHealth from 1994 until MetraHealth’s acquisition by United Healthcare in 1995, where he continued to serve as Executive Vice President through 1999. From 1979 to 1994, Mr. George progressed through positions of increasing responsibility within The Prudential Health Care System, where he ultimately served as President of Southern Operations from 1989 through 1994.

John N. Hatsopoulos, 72. John N. Hatsopoulos is chief executive officer of American Distributed Generation Inc. Headquartered in Waltham, Massachusetts, American DG Energy Inc. provides a range of products and services in support of the emerging market for on-site generation of electricity, heating and cooling at commercial, institutional and light industrial facilities. Mr. Hatsopoulos is also chairman of GlenRose Capital LLC, a leverage buyout investment fund, as well as managing partner of Alexandros Partners LLC, a financial advisory firm. John Hatsopoulos is one of the founders of Thermo Electron Corporation and the retired president and vice chairman of the board of directors. Mr. Hatsopoulos graduated from Athens College in Athens, Greece, in 1953. He holds a B.S. in history and mathematics from Northeastern University, together with Honorary Doctorates in Business Administration from Boston College and Northeastern University. He served on the board of directors of the American Stock Exchange from 1994 through 2000. He is currently a member of the board of directors of TEI BioSciences Inc., and a “Member of the Corporation” for Northeastern University.

John W. Colloton, 75. Mr. Colloton has served as one of our directors since 2004. He is currently Director Emeritus of the University of Iowa Hospitals and Clinics, serves as the lead director of Wellmark, Inc. (Iowa-South Dakota Blue Cross & Blue Shield) and serves as a director of Allion Healthcare, Inc, a public Company. From 1989 to 2003, Mr. Colloton served as a director of Baxter International Inc. and from 1997 to 2002, he served as a director of Radiologix, Inc. From 1971 to 1993, Mr. Colloton served as a director of the University of Iowa Hospitals and

Clinics, and from 1993 through the year 2000, he served as Vice President of the University of Iowa for Statewide Health Services. Mr. Colloton received his B.A. in business administration from Loras College and holds a masters degree in hospital administration from the University of Iowa.

David S. Boone, 46. Mr. Boone has been the Chief Financial Officer since June, 2005 and the Chief Operating Officer since December, 2005. Prior to joining American CareSource Holdings, from 2001 through 2005, Mr. Boone served as senior vice president of finance for Belo Corporation, a NYSE listed media company. From 2000 to 2001 Mr. Boone was vice president of corporate development for Safeway Corporation in Pleasanton, California. Prior to joining Safeway Corporation, from 1999 to 2000, Mr. Boone served as vice president, Chief Financial Officer and secretary of Intira Corporation, which filed a petition in U.S. Bankruptcy Court in Wilmington, Delaware in August, 2001, seeking bankruptcy protection under chapter 11 of Title 11 of the U.S.Code. In addition, Mr. Boone held several executive positions with Frito-Lay, Inc. between 1992 and 1999, including finance director/CFO Direct Division and vice president/business development. Before joining Frito-Lay, Inc., Mr. Boone served as a consultant for the Boston Consulting Group from 1988 to 1990 and later joined Kraft General Foods in 1990 as director of sales strategy and finance. Mr. Boone holds a Bachelor of Science degree in accountancy from the University of Illinois and an MBA from the Harvard Graduate School of Business Administration. He also is a Certified Public Accountant.

Steven M. Phillips, 40. Mr. Phillips has been with American CareSource Holdings since January 2003, serving as Controller and Principal Accounting Officer since April 2004. From 2002 until joining American CareSource Holdings, Mr. Phillips acted as a consultant to Baylor Healthcare System in accounting and financial systems integration for new acquisitions. From 2000 until 2002, he served as Controller of PopMail Network, an Internet and e-mail marketing company. From 1998 to 2000, Mr. Phillips served in several accounting and regulatory roles at Citizens Communications, the ninth largest local exchange carrier telecommunications company in the US. He has held several other accounting and financial management positions. Mr. Phillips earned a BA from the University of Oklahoma and an MBA from Texas Christian University and is licensed as a Certified Public Accountant by the State of New Mexico.

AUDIT COMMITTEE

The Audit Committee periodically reviews American CareSource Holdings' auditing practices and procedures, and makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices. Additionally, the Audit Committee reviews all Form 10-KSB annual and 10-QSB interim reports and recommends independent auditors for American CareSource Holdings to be elected by the stockholders. This committee met four times in the fiscal year 2006.

The Audit Committee consists of Kenneth S. George (Chairman), Edward B. Berger and John W. Colloton. The Board has designated Edward B. Berger as the “audit committee financial expert” as defined by Item 407(d) of Regulation S-B under the Securities Exchange Act of 1934. All three members serve as the Audit Committee’s “independent” directors, as that term is defined in the listing standards of the American Stock Exchange.

The Audit Committee meets with American CareSource Holdings' independent auditors quarterly and reviews the scope of the audit performed by American CareSource Holdings' independent auditors. Additionally, the Audit Committee, together with American CareSource Holdings' independent auditors, review American CareSource Holdings' accounting principles and internal accounting controls.

COMPLIANCE WITH SECTION 16(A)

OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires American CareSource Holdings' executive officers and directors, and persons who own more than 10% of a registered class of American CareSource Holdings' equity securities (who are referred to as “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of reports furnished to American CareSource Holdings, American CareSource Holdings believes that during the year ended December 31, 2006 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

CODE OF ETHICS

The Board of Directors of American CareSource Holdings has adopted a code of ethics (incorporated by reference hereto as Exhibit 14.1) which defines the ethical principles which govern the conduct of all senior officers. Such senior officers include the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer.

Item 10.	Executive Compensation.

The information concerning our executive compensation required by Item 10 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Executive Compensation.”

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners and management required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference including the information set forth under the caption “Share Ownership of Certain Beneficial Owners and Management.”

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships, related transaction and director independence required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Certain Relationships and Related Transactions’ and “Governance of the Company.”

Item 13.	Exhibits
Exhibit #	Description of Exhibits
3.1(2)	Certificate of Incorporation
3.2(2)	By-Laws
3.3(4)	Amendment to the Certificate of Incorporation, dated May 25, 2005.
3.4(4)	Amendment to the Certificate of Incorporation, dated June 2, 2005.
3.5(7)	Amendment to the Certificate of Incorporation, dated November 14, 2005.
3.6(10)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.
3.7(10)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.
3.8(10)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.
3.9(10)	Certificate of Incorporation of Ancillary Care Services, Inc.
4.1(2)	2005 Stock Option Plan.
4.2(3)	Specimen Stock Certificate.
10.01(3)	Employment Agreement, dated October 11, 2004 between the Registrant and Wayne A. Schellhammer.
10.02(3)	Employment Agreement, dated May 1, 2005, between the Registrant and David Boone.
10.05(2)	Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American CareSource Holdings, Inc.
10.06(2)	Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American CareSource Holdings, Inc.

10.07(2)	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.08(3)	Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.09(3)	Guaranty, dated January 26, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.10(3)	Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and Derace L. Schaffer.
10.11(8)	Corrected Stock Purchase Warrant, dated January 27, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.
10.12(3)	Transitional Services Agreement, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.
10.13(6)	Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.14(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.
10.15(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace L. Schaffer.
10.16(5)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew P. Kinley.
10.17(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.18(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.19(5)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.
10.20(5)	Guarantors’ Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.21(5)	Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.22(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.
10.23(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Derace L. Schaffer.
10.24(5)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Matthew P. Kinley.
10.25(9)	Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.26(9)	Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.
10.27(9)	Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.
10.28(10)	Form of Registration Rights Agreement used in March 2006 private placement.
10.29(10)	Form of Subscription Agreement used in March 2006 private placement.

10.30(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated January 27, 2005).
10.32(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated August 15, 2005).
10.33(10)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated August 15, 2005).
10.34(10)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and among American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant, dated January 27, 2005).
10.35(11)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.
14.1(10)	Code of Ethics
20.1(11)	Governance and Nominating Committee Charter
20.2(11)	Audit Committee Charter
20.3(11)	Compensation Committee Charter
21.1	Subsidiaries
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form SB-2 filed on February 14, 2005 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information concerning our principal accounting fees required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ Wayne A. Schellhammer	March 30, 2007
Wayne A. Schellhammer President, Chief Executive Officer, and Director (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Edward Berger	March 30, 2007
Edward Berger Chairman and Director	Date

By:/s/ Wayne A. Schellhammer	March 30, 2007
Wayne S. Schellhammer President, Chief Executive Officer, and Director (Principal Executive Officer)	Date

By:/s/ David S. Boone	March 30, 2007
David S. Boone Chief Operating Officer, Chief Financial Officer	Date

By:/s/ Steven M. Phillips	March 30, 2007
Steven M. Phillips Controller, Principal Accounting Officer	Date

By:/s/ Kenneth S. George	March 30, 2007
Kenneth S. George Director	Date

By:/s/ David A. George	March 30, 2007
David A. George Director	Date

By:/s/ John N. Hatsopoulos	March 30, 2007
John N. Hatsopoulos Director	Date

By:/s/ Derace L. Schaffer	March 30, 2007
Derace L. Schaffer Director	Date

By:/s/ John Pappajohn	March 30, 2007
John Pappajohn Director	Date

By:/s/ John W. Colloton	March 30, 2007
John W. Colloton Director	Date

McGladrey & Pullen

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors

American CareSource Holdings, Inc.

Dallas, Texas

We have audited the consolidated balance sheets of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Des Moines, Iowa

April 2, 2007

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005

ME1\5539757.14

	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$ 5,025,380	$ 23,399
Accounts receivable	1,334,950	482,159
Prepaid and other current assets	33,515	30,151

Total current assets	6,393,845	535,709

Net Property and Equipment	266,555	175,608

OTHER ASSETS
Certificate of deposit, restricted	145,000	-
Net intangible assets	1,707,819	1,921,401
Goodwill	4,361,299	4,361,299

Total other assets	6,214,118	6,272,700

Total assets	$ 12,874,518	$ 6,994,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Due to service providers	$ 1,077,174	$ 386,217
Accounts payable and other accrued liabilities	761,926	352,383
Current maturities of long-term debt	352,718	20,231

Total current liabilities	2,191,818	758,831

Long-Term Debt	101,541	3,845,929

STOCKHOLDERS’ EQUITY

Common stock, par value $0.01, 40,000,000 shares authorized and 14,486,615 and 12,371,309 issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	144,866	123,713
Preferred stock, par value .01, 10,000,000 shares authorized and none outstanding as of December 31, 2006 and 2005	-	-
Additional paid-in-capital	17,034,176	7,734,800
Deferred debt issuance cost	(46,300)	(231,500)
Accumulated (deficit)	(6,551,583)	(5,237,756)

Total stockholders’ equity	10,581,159	2,389,257

	$ 12,874,518	$ 6,994,017

See Notes to Consolidated Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS DECEMBER 31, 2006 AND 2005

ME1\5539757.14

	2006	2005

Revenues:
Ancillary health	$ 11,323,217	$ 4,219,133
Patient claims processing	95,337	198,313

Total revenues	11,418,554	4,417,446

Total costs of revenues	9,346,927	4,407,290

Contribution margin	2,071,627	10,156

Selling, general and administrative expense	3,005,241	1,804,793
Depreciation and amortization	316,304	310,915

Total operating expenses	3,321,545	2,115,708

Operating (loss)	(1,249,918)	(2,105,552)

Financing (income) expenses:

Interest (income)	(194,097)	-
Interest expense	72,806	146,492
Debt issuance cost	185,200	154,474

Total financing expenses	63,909	300,966

Net (loss) before income tax	(1,313,827)	(2,406,518)
Income tax expense	-	-

Net (Loss)	$ (1,313,827)	$ (2,406,518)

Net (Loss) per share – basic and diluted	$ (0.09)	$ (0.19)
Weighted Average Shares Outstanding	14,130,766	12,371,309

See Notes to Consolidated Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DECEMBER 31, 2006 AND 2005

ME1\5539757.14

	Shares	Amount	Additional Paid-In Capital	Deferred Debt Issuance Cost	Accumulated (Deficit)	Total

Balance, December 31, 2004	12,371,309	$123,713	$7,158154	$-	$(2,831,238)	$4,450,629
Issue & amortization of warrants	-	-	376,646	(231,500)	-	145,146
Option compensation expense	-	-	200,000	-	-	200,000
Net (loss)	-	-	-	-	(2,406,518)	(2,406,518)

Balance, December 31, 2005	12,371,309	123,713	7,734,800	(231,500)	(5,237,756)	$2,389,257
Issuance of 1,999,400 common stock shares, net of offering costs of $1,391,013	1,999,400	19,994	8,585,993	-	-	8,605,987
Issuance of common stock warrants	-	-	463,861	-	-	463,861
Exercise of 115,906 stock options	115,906	1,159	35,943	-	-	37,102
Option compensation expense	-	-	213,579	-	-	213,579
Amortization of warrants associated with debt	-	-	-	185,200	-	185,200
Net (loss)	-	-	-	-	(1,313,827)	(1,313,827)

Balance, December 31, 2006	14,486,615	$144,866	$17,034,176	$(46,300)	$(6,551,583)	$10,581,159

See Notes to Consolidated Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS DECEMBER 31, 2006 AND 2005

ME1\5539757.14

	2006	2005

Cash Flows From Operating Activities
Net (loss)	$ (1,313,827)	$ (2,406,518)

Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	316,304	310,915
Compensation expense related to warrants	185,200	145,146
Stock option compensation	213,579	200,000
Gain on disposal of assets	(32,755)	(6,729)
Changes in operating assets and liabilities
Accounts receivable	(852,791)	(21,468)
Prepaid and other assets	(3,364)	(17,356)
Due to service providers	690,957	(33,516)
Accounts payable and other accrued liabilities	409,543	14,664
Net cash used in operating activities	(387,154)	(1,812,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(234,376)	(126,487)
Proceeds from sales of equipment	73,462	31,656
Purchase of Certificate of Deposit	(145,000)	-
Net cash used in investing activities	(305,914)	(94,831)

CASH FLOWS FROM Financing Activities
Proceeds from (payments on) line of credit, net	(3,450,000)	3,250,000
Proceeds from long term debt	135,000	33,727
Payments on long term debt	(96,901)	(54,125)
Net proceeds from the sale of capital stock	9,069,848	-
Net proceeds from the exercise of stock options	37,102	-
Net (payments to) advances from former parent	-	(1,315,259)
Net cash provided by financing activities	5,695,049	1,914,343

Net increase in cash and cash equivalents	5,001,981	6,650

Cash and cash equivalents at beginning of year	23,399	16,749
Cash and cash equivalents at end of year	$ 5,025,380	$ 23,399

Supplemental Cash flow Information, cash paid for interest	$ 52,532	$145,499

SUPPLEMENTAL disclosure of non-cash operating and financial activitIes
Warrants issued for debt guarantees	-	376,646
Advances from former parent converted to long-term debt	-	336,227
Acquisition of equipment through capital lease	-	59,601
Warrants issued for stock issuance services	463,861	-

See Notes to Consolidated Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Description of business: American CareSource Holdings, Inc. (the “Company”) a Delaware corporation was distributed by dividend to the stockholders of Patient Infosystems, Inc. (“Patient Infosystems”) on December 23, 2005. Public trading of the company’s stock commenced on December 28, 2005 under the symbol ACSH.OB on the Over the Counter Bulletin Board Market (“OTC Bulletin Board”). The Company’s stock was listed for trading on the American Stock Exchange on October 19, 2006 under the symbol XSI.

American CareSource Holdings has one wholly owned subsidiary, Ancillary Care Services, Inc. (”Care Services”). Care Services is a holding company which wholly owns the following operating subsidiaries: Ancillary Care Services Medicare, Inc., Ancillary Care Services Workers Compensation, Inc., and Ancillary Care Services Group Health, Inc. American CareSource Holdings intends to operate its ancillary care services business within each of the foregoing operating subsidiaries.

The Company was originally formed as Physician’s Referral Network in 1995 and merged into Health Data Solution, Inc. in October 1997. At the time of such merger, Healthdata Solutions changed its name to American CareSource Corporation. It was acquired by Patient Infosystems on December 31, 2003. It is in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The company markets its products to insurance companies, third party administrators, and preferred provider organizations.

Segment: The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material inter-company accounts and transactions are eliminated in consolidation.

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

Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts in deposit accounts in excess of federally insured limits.  The Company has not experienced any losses in such accounts.

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

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does record an allowance on all sales reported as gross to arrive at a net revenue number. Copayments, deductibles and co-insurance can all impact the collectability of each individual claim. While the Company is able to re-price a claim and accurately estimate what it should be paid for the service, the presence of co-pays, deductibles and coinsurance can all effect the ultimate collectability of the claim. In addition, the Company’s collection experience with each payor varies. In 2006 the Company began recording an allowance against gross revenue to better estimate collectability. This allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience each quarter.

Accounts receivable: Accounts receivable are reported at amounts expected to be received from third party payors and other customers. These amounts are net of an allowance to adjust for expected collectability

Fair value of financial instruments: The Company’s financial instruments consist primarily of cash and cash equivalents, a certificate of deposit, accounts receivable, accounts payable, accrued expenses, a line of credit and long-term debt. The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

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

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs of revenues: Costs of ancillary health revenues consist of expenses due to providers for providing employee (patient) services, the related direct labor and administrative fees for providing the service, direct labor and overhead to administer the patient claims processing and administration. The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the respective payors. The Company recognizes actual or estimated liabilities to independent contract service providers as related revenues are recognized.

Issuance of Warrants: The Company has issued warrants to stockholders and directors in exchange for a guarantee of Company debt. The warrants were valued at $376,646 as of the dates of the grants using the fair value method. The exercise price of these warrants ranges from $0.40 - $0.49. These deferred debt issuance costs are being amortized to expense over the life of the guarantee.

The Company also issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the Private Placement financing completed in March of 2006, to Laidlaw as part of their compensation for the financing. These warrants were valued at $463,861 as of the date of the grant using the fair value method.

Concentration of revenues: The Company has five customers that comprise the following approximate amounts of the Company’s revenue and accounts receivable:

	Twelve Months Ended December 31, 2006			Twelve Months Ended December 31, 2005

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$810,000	$7,740,000	68%	$30,000	30,000	1%
Customer B	290,000	2,440,000	21%	140,000	2,520,000	57%
Customer C	160,000	450,000	4%	190,000	810,000	18%
Customer D	10,000	450,000	4%	20,000	340,000	8%
Customer E	20,000	110,000	1%	20,000	320,000	7%
	$1,290,000	$11,190,000	98%	$ 400,000	$4,020,000	91%

Customer B:

In January 2007, Customer B began to contract directly with certain providers which will significantly reduce the Company’s claim volume. In 2006, Customer B accounted for $2.4 million in net sales. In 2007, the Company anticipates less than $1 million in revenue from Customer B.

Stock-Based Compensation:

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R supersedes Accounting Principals Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

At December 31, 2006, the Company has a stock based compensation plan, which is described more fully in Note 6. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statements of earnings for the year ended December 31, 2005 for options granted, as all options granted under the plan had exercised price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, included: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions for SFAS 123), and (b) compensation cost for all share-based payments granted

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been restated.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS123 to options granted under the Company‘s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

2005
Net earnings, as reported	$(2,406,518)

Stock-based compensation expense included in determination of net earnings, net of income taxes	200,000

Less: Stock-based compensation expense for options determined under fair valu-based method, net of income taxes	(253,817)

Net earnings, pro forma	(2,460,335)

Per share amounts
Basic net earnings per share, as reported	(0.19)
Basic and diluted net earnings per share, pro forma	(0.20)

Intangible assets: The Company’s intangible assets result from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation was based on an independent appraisal of the acquired assets. The only significant intangible assets other than goodwill that were identified in these appraisals were the provider contracts and internally developed claims payment and billing software. Each of these items is being amortized using the straight line method over its expected useful life, 5 years for the software and 15 years for the provider contracts.

As of the acquisition date, there were approximately 1,700 provider sites under contract with American CareSource. As of December 31, 2006, the Company has approximately 2,400 providers representing our 24,000 provider sites under contract. Our experience to date is that we have less than 2% annual turnover or attrition of these providers. The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of these contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted. The Company tested for potential impairment each quarter by re-evaluating the projected cashflows the Company expects to generate from these contracts. As of December 31, 2006, there is no impairment of this intangible asset. The cost of adding additional providers is considered an ongoing operating expense.

The following is a summary of the intangible assets as of December 31, 2006 and 2005:

		2006	2005
	Gross Carrying Amount	Accumulated Amortization	Accumulated Amortization
Software	$ 427,581	$ 256,549	$ 171,032
Provider Contracts	1,920,984	384,197	256,132
	$ 2,348,565	$ 640,746	$ 427,164

Amortization expense was approximately 214,000 for each of the years ended December 31, 2006 and 2005.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated aggregated amortization expenses for the next five years are as follows:

Estimated Amortization Expense

Year ending December 31:
2007	214,000
2008	214,000
2009	128,000
2010	128,000
2011	128,000
$ 812,000

Goodwill is tested annually for impairment based on the valuation of the Company’s stock. Management deemed there was no impairment as of December 31, 2006 and 2005.

Research and development: Research and development costs are expensed as incurred.

Earnings per common share: Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods. Diluted earnings per share is the same amount because all outstanding stock options and warrants have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

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

Pending Accounting Pronouncement: On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that implementing this new standard will have a material effect on the financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Property and Equipment

Property and equipment consist of the following:

	2006	2005

Computer equipment	$184,071	$211,388
Software	132,051	80,779
Furniture and fixtures	116,275	22,272
Leasehold improvements	31,867	18,811
	464,264	333,250
Less accumulated depreciation and amortization	(197,709)	(157,642)
	$266,555	$175,608

Included in property and equipment is equipment held under capitalized leases as follows:

	2006	2005

Computer Equipment	$ 47,179	$59,601
Less accumulated amortization	(27,521)	(14,900)
	$19,658	$44,701

Note 3.	Line of Credit and Long-Term Debt

The Company has maintained a $5,000,000 line of credit with Wells Fargo Bank, N.A. that matures on March 31, 2007. The line of credit is guaranteed by several Directors of the Company for which they were compensated with 1.737,550 warrants in the Company at an exercise price ranging from $0.4 to $0.49 per share which was equal to the fair market value at the time of the grant. American CareSource Holdings valued the warrants using the Black-Scholes-Merton method at $454,693. The cost of these warrants is being amortized over the term of the line of credit.

The line of credit bears interest at the bank’s prime index rate (8.25% at December 31, 2006). The outstanding principal owed by American CareSource Holdings as of December 31, 2006 and 2005 was $0 and $3,450,000 respectively.

The Company does not expect to extend the line upon expiration.

Long-term debt consists of the following:

	2006	2005

Line of credit	$ 0	$3,450,000

Note payable, due in monthly installments of approximately $800 including interest at 7.0%, maturing in April 2009	0	28,820

Note payable to Patient Infosystems, Inc. due February 2007 including interest at 6%. Payable to Patient Infosystems, Inc. was converted to note at time distribution to stockholders.	300,505	336,277

Note payable due in monthly installments of approximately $4,200 including interest at 6.5%, maturing in September 2009. Debt in secured by a certificate of deposit held with lender	121,263	0

Capital lease obligations	32,491	51,063
	454,259	3,866,160
Less current maturities	(352,718)	(20,231)
Long-term debt, less current maturities	$101,541	$3,845,929

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximate scheduled payments in each of the next five years and thereafter on the debt and capital lease obligations are as follows:

Year ending December 31:
2007	$ 353,000
2008	56,000
2009	43,000
2010	2,000
$ 454,000

Note 4. Income Taxes

There was no income tax expense for the years ended December 31, 2006 and 2005.

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of approximately the following:

	2006	2005

Computed “expected” tax benefit	$(447,000)	$(818,000)
Change in the valuation allowance for deferred tax assets	588,000	495,000
Net operating losses lost in spin-out	-	315,000
Tax benefit of stock options exercised	(187,000)	-
Other	46,000	8,000
Total income tax expense	$-	$-

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	2006	2005

Deferred tax assets:
Operating loss carryforward	$1,904,000	$1,294,000
Goodwill	-	39,000
Accrued vacation /compensation/other	39,000	34,000
Debt issuance costs	115,000	57,000
Stock option compensation	73,000	-
Fixed assets	-	30,000
Total deferred tax assets	2,131,000	1,457,000
Deferred tax liabilities:
Goodwill	(78,000)	-
Fixed assets	(4,000)	-
Prepaid expense	(4,000)	-
Total deferred tax liabilities	(86,000)	-

Net deferred tax assets	2,045,000	1,457,000
Valuation allowance	(2,045,000)	(1,457,000)
	$-	$-

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $588,000 and $495,000 during the year ended December 31, 2006 and 2005, respectively.

The Company has a net operating loss carryforward of approximately $5,599,000 which expires in 2024 through 2026. Included in the net operating loss carryforward is approximately $187,000 of tax benefit of stock options exercised that will be reflected as additional paid in capital when the benefit is realized by the Company.

Note 5.	Commitments and Contingencies

Operating leases: The Company leases certain equipment and office space under noncancelable lease agreements, which expire at various dates through March 2013.

At December 31, 2006 minimum annual lease payments for operating and capital leases are approximately as follows:

	Capital Leases	Operating Leases	Total

2007	$12,000	$180,000	$192,000
2008	12,000	178,000	190,000
2009	12,000	210,000	222,000
2010	2,000	212,000	214,000
2011	-	217,000	217,000
Thereafter	-	266,000	266,000

Total minimum lease payments	38,000	1,263,000	1,301,000
Less amount representing interest at 9.5%	(6,000)	-	(6,000)
	$32,000	$1,263,000	$1,295,000

Rent expense related to operating leases was approximately $143,000 and $202,000 for the years ended December 31, 2006 and 2005, respectively. The Company also has approximately $185,000 accrued as a result of a lease abandoned during the year ended 2006.

Employment agreements: The Company has executed employment agreements with two employees effective through various dates from April 2007 to October 2007, providing for minimum annual salaries and incentives.

Contingencies: The Company has been notified of an infringement issue regarding its trade name. Management believes that the ultimate resolution of this issue will not have an adverse effect on the financial condition, results of operations or liquidity of the Company.

Note 6.	Stock Options and Warrants

Stock Option Incentive Plan

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted. Shares of common stock reserved for future grants under the plan were 285,231 and 640,591 at December 31, 2006 and 2005 respectively.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Stock Option incentive plan, the compensation cost that has been charged against income for the year ended December 31, 2006 and 2005 was $213,579 and $200,000, respectively. No income tax benefit has been recognized in the consolidated statement of operations for share-based compensation arrangements for the years ended December 31, 2006 and 2005.

The non-qualified options granted to employees and outside directors under American CareSource Holdings, Inc.’s Stock option incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling one-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2006	2005
Weighted average grant date fair value	$2.53	$0.21
Weighted average assumptions used
Expected volatility	111.0%	60.0%
Expected lives	5 years	5 years
Risk free interest rate	6.5%	5.0%
Forfeiture rate	3.8%	5%

A summary of stock option activity follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2004	0	$0.0

Options granted during the year ended December 31, 2005	1,659,442	$0.33

Options forfeited by holders during the year
ended December 31, 2005	(50,704)	$0.31

Options exercised during the year ended December 31, 2005	0	$0.0

Options outstanding at December 31, 2005	1,608,738	$0.33

Options granted during the year ended December 31, 2006	408,000	$3.22

Options forfeited by holders during the year
ended December 31, 2006	(52,640)	$2.56

Options exercised during the year ended December 31, 2006	(115,906)	$0.32

Options outstanding at December 31, 2006	1,848,192	$0.90

Options exercisable at December 31, 2006	861,025	$0.47

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Outstanding	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.31-$0.49	1,473,525	8.4	$0.33	827,692	$0.32
$1.90	150,000	9.9	$1.90	9,722	$1.90
$2.55	108,000	9.7	$2.55	--	$2.55
$3.85	16,667	9.4	$3.85	9,722	$3.85
$5.60	100,000	9.1	$5.60	13,889	$5.60

The total intrinsic value of options outstanding at December 31, 2006 was 2,232,320. The total intrinsic value of the options that are exercisable at December 31, 2006 was 1,263,572. The total intrinsic value of options exercised during the year ended December 31, 2006 was 550,789.

As of December 31, 2006, there was approximately 808,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 2.6 years.

American CareSource has warrants outstanding and exercisable for the purchase of 1,897,502 shares of common stock at December 31, 2006. American CareSource valued the warrants using the Black-Scholes-Merton method. The weighted average exercise price at December 31, 2006 was $0.86. These warrants expire five years after issuance. The weighted average remaining life of the warrants is 3.4 years.

Note 7.	Related Party

American CareSource Holdings reimbursed a Director, John Pappajohn, approximately $20,000 for business related expenses in 2006.

In 2006, the Company issued 100,000 options with a fair value of $113,028 to David George, a director of the company, for consulting services through 2007. The strike price of the options was set at the market price of the stock at the date of grant. The options will vest over 12 months.