Form 10KSB/A
period 2006-12-31
American Caresource Holdings, Inc.
filed 2007-04-03
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

EXPLANATORY NOTE

The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2006 to include as Exhibit 23.1 under Item 13 of Part III the Consent of McGladrey & Pullen LLP, which was omitted from the original filing, and to amend Exhibit 21.1, the list of subsidiaries of the Registrant. This Form 10-KSB/A also includes new Certificates by our Chief Executive Officer, Chief Operating and Chief Financial Officer, and Controller and Principal Accounting Officer under Item 13 of Part III, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-KSB. Except for the foregoing matters, no other information included in our original Form 10-KSB for the year ended December 31, 2006 is amended by this Form 10-KSB/A.

21.1	Subsidiaries of American CareSource Holdings, Inc.
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ Wayne A. Schellhammer	April 3, 2007
Wayne A. Schellhammer President, Chief Executive Officer, and Director (Principal Executive Officer)	Date