Form 10-Q
period 2007-03-31
American Caresource Holdings, Inc.
filed 2007-05-15
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:	001-33094

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, Texas 75240

(Address of principal executive offices)

(972) 308-6830

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, 14,492,798 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)	Yes ☐	No ☒

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
ASSETS	March 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and Cash Equivalents	$4,152,870	$5,025,380
Accounts Receivable	950,106	1,334,950
Other	59,175	33,515
Total Current Assets	5,162,151	6,393,845

Net Property, Plant, and Equipment	260,709	266,555

OTHER ASSETS
Certificate of Deposit, Restricted	145,000	145,000
Intangible Assets	1,654,424	1,707,819
Goodwill	4,361,299	4,361,299
Total Other Assets	6,160,723	6,214,118
Total Assets	$11,583,583	$12,874,518

Liabilities and Stockholders' Equity
Current Liabilities
Due to Service Providers	$631,491	$1,077,174
Accounts Payable and Accrued Liabilities	739,639	761,926
Current Maturities of Long-Term Debt	52,872	352,718
Total Current Liabilities	1,424,002	2,191,818

Long-Term Debt	91,728	101,541

Total Liabilities	1,515,730	2,293,359

stockholders' Equity:
Common Stock-par value $0.01, 40,000,000 shares authorized and 14,492,798 and 14,486,615 shares issued and outstanding as of March 31, 2007 and December 31, 2006 respectively	144,928	144,866

Preferred Stock-par value $0.01, 10,000,000 shares authorized and none outstanding	0	0

Additional Paid in Capital	17,085,574	17,034,176
Deferred Debt Issuance Cost	-	(46,300)
Accumulated (Deficit)	(7,162,649)	(6,551,583)

Total Stockholders’ Equity	10,067,853	10,581,159

Total Liabilities and Equity	$11,583,583	$12,874,518

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES
Net Ancillary Health	$2,266,569	$2,432,232
Patient Claims Processing	-	32,149
Total Net Revenue	2,266,569	2,464,381

Total Cost of Revenues	2,101,643	2,045,474

Contribution Margin	164,926	418,907

Selling, General, and Administrative Expenses	694,421	533,897
Depreciation and Amortization	78,074	78,247

Total Operating Expenses	772,495	612,144

Operating (Loss)	(607,569)	(193,237)

Financing (Income) Expense:
Interest (Income)	(53,874)	(21,601)
Debt Issuance Cost	46,300	46,301
Interest Expense	11,071	42,300

Total Financing Expenses	3,497	67,000

Net (Loss) Before Income Tax	(611,066)	(260,237)
Income Tax Expense	0	0

Net (Loss)	$(611,066)	$(260,237)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	14,486,749	13,278,649

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Stock		Additional Paid In Capital	Deferred Debt Issuance Cost
	Shares	Amount			Accumulated Deficit	Total
Balance December 31, 2006	14,486,615	$ 144,866	$17,034,176	$(46,300)	$(6,551,583)	$10,581,159
Exercise of 6,183 Stock Options	6,183	62	1,862	-	-	1,924
Option Compensation Expense	-	-	49,536	-	-	49,536
Amortization of Deferred Debt Issuance Cost	-	-	-	46,300	-	46,300
Net Loss	-	-	-		(611,066)	(611,066)
Balance March 31, 2007	14,492,798	$144,928	$17,085,574	-	$(7,162,649)	$10,067,853

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006

OPERATING ACTIVITIES:
Net loss	$(611,066)	$(260,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	49,536	22,230
Depreciation and amortization	78,074	78,247
Compensation expense related to warrants	46,300	46,301
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	384,844	(830,477)
(Increase) decrease in other current assets	(25,660)	9,129
Increase (decrease) in accounts payable and accrued liabilities	(22,287)	93,747
Increase (decrease) in amounts payable to service providers	(445,683)	657,050

Net cash (used in) operating activities	(545,942)	(184,010)

INVESTING ACTIVITIES:
Purchase of Property and equipment	(18,833)	(17,700)

Net cash (used in) investing activities	(18,833)	(17,700)

FINANCING ACTIVITIES:
Borrowings from line of credit	-	200,000
Payment on line of credit or long term debt	(309,659)	(3,654,894)
Net proceeds from the exercising of stock options	1,924	32,997
Net proceeds from the sale of capital stock	-	9,069,848

Net cash provided by (used in) financing activities	$ (307,735)	$5,647,951

NET INCREASE IN CASH AND CASH EQUIVALENTS	$ (872,510)	$5,446,241

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,025,380	23,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,152,870	$5,469,640

Supplemental disclosures cash flow information
Cash paid for interest expense	29,931	88,805

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2007

Note 1. Summary of Significant Accounting Policies

Description of business: American CareSource Holdings, Inc., a Delaware corporation (the “Company”, “American CareSource Holdings”, “ACS”, “we”, “our”, “us”, or the “Registrant”), and its subsidiaries are in the business of delivering ancillary healthcare services through its national network of ancillary care providers. The Company markets its products to insurance companies, third party administrator and preferred provider organizations. American CareSource Holdings has one wholly owned subsidiary, Ancillary Care Services, Inc. (“Care Services”). Care Services is a holding company which wholly owns the following subsidiaries: Ancillary Care Services Medicare, Inc., Ancillary Care Services Workers Compensation, Inc., and Ancillary Care Services Group Health, Inc. The Company intends in the future to operate its ancillary care services business within each of the foregoing operating subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-QSB and Item 310(b) of Regulation S-B. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with Securities and Exchange Commission on April 2, 2007.

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

Concentration of revenues: The Company has five customers that compromise the following approximate amounts of the Company’s revenue and accounts receivable:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$584,000	$1,859,000	82%	$880,000	$1,565,000	64%
Customer B	179,000	289,000	12%	95,000	571,000	23%
Customer C	113,000	40,000	2%	239,000	178,000	7%
Customer D	35,000	39,000	2%	3,000	65,000	3%
Customer E	20,000	26,000	1%	13,000	30,000	1%
	$931,000	$2,252,000	99%	$1,230,000	$2,409,000	98%

Stock-Based Compensation:

The Company has a stock based compensation plan, which is described more fully in Note 3 hereof and in Note 6 to the financial statements presented in our 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.

Earnings per common share: Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods. Diluted earnings per share is the same amount because all outstanding stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended March 31, 2007 and 2006.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined by FIN 48, its federal income tax return and its state income tax returns in three states. The Company has not earned a profit and has recorded no asset or liability for taxes. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2003. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Reclassification: Certain items in the Consolidated Statement of Operations for the three months ended March 31, 2006 have been reclassified to be consistent with current presentation adopted by the Company. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2. Line of Credit and Long-Term Debt

In December 2004, the Company opened a line of credit with Wells Fargo Bank, N.A. The line of credit, as amended from time to time, allowed a maximum credit facility of $5,000,000 and had a maturity date of March 31, 2007. The line of credit did not have a balance at any time during the quarter ended March 31, 2007. The line of credit terminated on March 31, 2007.

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006

Line of credit payable to Wells Fargo Bank, N.A., matured March 2007	$0	$0

Note payable to Capital One Bank $135,000 due September 2009, due in monthly installments of approximately $ 4,143 including interest at 6.5%.	114,250	121,263
Note payable to Patient Infosystems, Inc. due February 2007 bearing interest at 6%. Inter-company payable to Patient Infosystems, Inc. was converted to note at time of distribution to stockholders.	-	300,505

Capital lease obligations	30,350	32,491
	144,600	454,259
Less current maturities	(52,872)	(352,718)
Long-term debt, less current maturities	$91,728	$101,541

Note 3. Stock Options and Warrants

The Company has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan, which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of the Company, and consultants engaged by the Company, and limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. The Company filed a Form S-8 registering 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but in the case of incentive stock options, shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants, with no option term lasting longer than ten years. The ability to exercise such options shall be determined by the Committee when the options are granted.

A summary of stock option activity follows:

	Outstanding Options	Weighted-Average Exercise Price

Options outstanding at December 31, 2006	1,848,192	$0.90
Options granted	117,000	$2.11
Options forfeited by holders	(65,312)	$4.79
Options exercised	(6,183)	$0.31
Options outstanding	1,893,697	$0.91

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

In an effort to give investors a well-rounded view of the Company’s current condition and future opportunities, this quarterly report may include forecasts by the Company’s management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of, and changes in, government regulations, general economic factors in the healthcare industry, and other factors discussed in the Company’s filings with the Securities Exchange Commission. In evaluating such statements, investors should specifically consider the various factors identified in this quarterly report, including the matters set forth under the caption “Risk Factors”, beginning on page 20 of this quarterly report, and appearing in our annual report on Form 10-KSB for the year ended December 31, 2006, as well as any other cautionary language in this filing, which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides a review of the Company’s operating results for the quarter ended March 31, 2007 and its financial condition at March 31, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements.

Overview

The Company was incorporated in November 2003 as a wholly-owned subsidiary of Patient InfoSystems, Inc. (“Patient Infosystems”) to facilitate the acquisition of American CareSource Corporation’s assets by Patient Infosystems. American CareSource Corporation had originally been formed as Physician’s Referral Network in 1995 and merged into Health Data Solutions, Inc. in October 1997. At the time of such merger, Healthdata Solutions changed its name to American CareSource Corporation. American CareSource Corporation was acquired by Patient Infosystems on December 31, 2003. The business of the Company includes the previous business of American CareSource Corporation. The Company became an independent company when Patient Infosystems distributed the shares of the Company to its shareholders on December 23, 2005.

The Company is in the business of delivering ancillary healthcare services through its national network of ancillary care providers. The Company markets its products to insurance companies, third party administrators and preferred provider organizations.

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

The Company has never operated at a profit, is continuing to incur losses, and will require significant growth in either claims volume from existing contracts, new contracts, or both, in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by the Company to support these operations. If the Company is unable to generate enough working capital either from its own operations or through the sale of its equity securities, it may be required to curtail or cease operations.

Recent Events

On March 30, 2007, Wayne A. Schellhammer resigned from the position of Chairman of the Board and Edward B. Berger was appointed Chairman of the Board.

Our director, David A. George, has determined not to stand for re-election to our Board of Directors and will resign from our Board at the conclusion of our Annual Meeting of Shareholders, which is scheduled for May 24, 2007.

As of May 2007, the Company’s Board of Directors requested that Mr. Berger assume expanded, executive responsibilities for the Company on an interim basis. In addition, the Board has determined to compensate Mr. Berger for his services $15,000 per month for each month of service and has granted to him options to purchase up to 250,000 shares of the common stock of the Company, at an exercise price of $1.86 per share, subject to vesting proportionately on a monthly basis over a 12-month period. As a result, the Board of Directors has determined that, for the period of time that Mr. Berger receives compensation for his interim duties, he will not be an independent director. Mr. Berger has resigned from the Company’s Audit Committee and Governance and Nominations Committee.

On May 15, 2007, the Company notified the American Stock Exchange (“AMEX”) that the Company will not be in compliance with Section 802(a) of the AMEX Company Guide, which requires that at least 50% of our directors be independent, as “independence” is defined in Section 121A of the AMEX Company Guide. We are conducting a search for an additional independent director so that the Company may restore compliance with Section 802(a) of the AMEX Company Guide. The Company is confident that it will identify a qualified director shortly.

Results of Operations

The following table sets forth certain items from continuing operations in our consolidated financial statements for the three months ended March 31, 2007 compared to the three months ended

March 31, 2006:

	American CareSource Holdings Statement of Operations for the Quarters Ended
	March 31, 2007	March 31, 2006

Net Revenue	$2,266,569	$2,464,381

Cost of revenue	2,101,643	2,045,474
Net margin	164,926	418,907

Selling, general and administrative expense	694,421	533,897
Depreciation and amortization	78,074	78,247
Operating loss	(607,569)	(193,237)
Financing costs & other	3,497	67,000
Net loss	($611,066)	($260,237)

Revenues	March 31, 2007	March 31, 2006
Net Ancillary Health	$ 2,266,569	$ 2,432,232
Patient claims	-	32,149
Net Revenues	$2,266,569	$2,464,381

The Company’s revenues are generated from ancillary service claims and processing of patient claims. Net ancillary health revenues decreased to $2,266,569 from $2,432,232 during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. This represents a decrease of $165,663 or 7%. The decrease is the result of a significant reduction in claim volume from one of our major clients, which began contracting directly with certain providers in November 2006. This reduction resulted in a decrease of $312,482 in revenue from the client in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

The Company expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors and aggressively pursuing PPO’s and TPA’s as its primary sales target. This should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

The revenues for the processing of patient claims for the quarter ended March 31, 2007 was $0 as compared to $32,149 in the quarter ended March 31, 2006. The majority of our patient claims business was related to a single client relationship in Ohio, which the Company sold to another party on September 30, 2006. The Company is no longer in the business of patient claims processing.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our clients for converting claims to EDI and routing them to both the company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations. Payments to providers increased by 4.8% for the first quarter of 2006. This increase reflects a decision to increase our discount to our client payers to provide more value while maintaining our reimbursement rate to our providers. Management fees declined by 15.6% and our fixed costs were flat compared with the prior year. Total cost of revenue increased from $2,045,474 for the quarter ended March 31, 2006 to $2,101,643 for the quarter ended March 31, 2007. This represents an increase of 3% over the prior year’s comparable quarter.

The Company generated net margin, net revenue less cost of revenues, of $164,926 and $418,907 for the quarters ending March 31, 2007 and 2006, respectively. The net margin as a percentage of net revenue for the quarter was 7.3% versus 17.0% for the comparable period in 2006.

Selling, general and administrative expense increased to $694,421 for the quarter ended March 31, 2007 as compared to $533,897 for the quarter ended March 31, 2006. These costs consist primarily of salaries and related benefits, travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The majority of the cost increase is related to the increased cost of operating as a public company. The cost of expensing stock option grants, included in selling, general and administrative expense increased from $22,230 for the quarter ended March 31, 2006 to $49,536 during the quarter ended March 31, 2007. In addition, sales salaries and commissions have increased from $91,215 to $1,146,706 over the same time period.

Amortization and depreciation expense were flat at $78,074 in the quarter ended March 31, 2007 compared to $78,247 in the quarter ended March 31, 2006. These expenses include $53,395 of amortization of intangibles that includes $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems. The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to this asset. As of March 31, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income) Expense

Interest income was $53,874 for the quarter ended March 31, 2007 as compared to $21,601 for the quarter ended March 31, 2006, due to the significantly larger cash balance as a result of the equity financing completed in February 2006. Interest expense for the quarter ended March 31, 2007 decreased to $11,071 from $42,300 for the quarter ended March 31, 2006.  Some of the funds from the February 2006 equity financing were used to pay the full balance of the Company’s credit line, resulting in significantly reduced interest expense after February 2006.

Taxes

The Company had no tax benefit in the quarter ended March 31, 2007 or the quarter ended March 31, 2006 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of $611,066 for the quarter ended March 31, 2007 as compared to $260,237 for the quarter ended March 31, 2006. On a per share basis, the Company lost $0.04 per share for the quarter ending March 31, 2007 and $0.02 per share for the quarter ended March 31, 2006. The increase in the net loss was a result of the revenue decline, increasing cost of providing services and increased cost associated with being a public company such as stock option expense amortization.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital surplus of $3,738,149 as compared to working capital surplus of $4,202,027 at December 31, 2006. Since its inception, the Company has not generated positive cash flow from operations and has relied on external sources for its operational, working capital and capital expenditures needs.

The Company had a credit agreement in place with Wells Fargo Bank, N.A., providing for a $5,000,000 line of credit. The agreement was guaranteed by John Pappajohn, Derace Schafer, directors of the Company, and Matt Kinley, an employee of a company owned by Mr. Pappajohn. The credit agreement expired March 31, 2007. The line of credit was not renewed.

In March 2006, the Company completed a private placement of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction were approximately $9.1 million. A portion of the proceeds from the March 2006 private placement was used to re-pay in full the balance of the Wells Fargo Bank, N.A. credit line. The outstanding principal retired by the Company was $3,650,000. The remainder of the proceeds are being used to fund working capital and other general corporate purposes.

The Company incurred losses of approximately $600,000 during the quarter ended March 31, 2007. These losses were funded by the Company’s available capital. If the Company is unable to reduce its losses, it will continue to reduce its available capital and will be required to identify alternative sources of financing including indebtedeness or selling equity. Any such financing would likely be dilutive to current stockholders and could incur significant costs.

Inflation

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Intangible Assets. The value of the Company’s intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the provider contracts. The provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of less than 2% per year, implying a greater than twenty year life; however, we believe that 15 years represents a more realistic estimate. Accordingly, the Company has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cash flow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition, the cost of adding additional providers is considered an ongoing operating expense.

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

Off-balance sheet arrangements

The Company does not and did not have any material off-balance sheet arrangements at March 31, 2007 or March 31, 2006, or for the periods then ended.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. The Company is evaluating the effect of the adoption of this standard.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of Statement 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement 159. Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 5. Other Information

On May 15, 2007, the Company notified the American Stock Exchange that the Company will not be compliance with Section 802(a) of the AMEX Company Guide, which requires that at least 50% of the directors on the board of directors of a small business issuer listed on the AMEX be independent directors as defined in Section 121A of the AMEX Company Guide.

As of May 2007, the Company’s Board of Directors requested that Mr. Berger assume expanded, executive responsibilities for the Company on an interim basis. In addition, the Board has determined to compensate Mr. Berger for his services $15,000 per month for each month of service and has granted to him options to purchase up to 250,000 shares of the common stock of the Company, at an exercise price of $1.86 per share, subject to vesting proportionately on a monthly basis over a 12-month period. As a result, the Board of Directors has determined that, for the period of time that Mr. Berger receives compensation for his interim duties, he will not be an independent director. Mr. Berger has resigned from the Company’s Audit Committee and Governance and Nominations Committee.

In addition, our director, David A. George, as determined not to stand for re-election to the Company’s Board of Directors and will resign from the Board at the conclusion of the Company’s annual meeting of shareholders, which is scheduled for May 24, 2007. Upon Mr. George’s resignation at the conclusion of the annual meeting, our Board of Directors will be reduced to seven directors, only three of whom will be independent directors.

The Company is conducting a search for an additional independent director so that the Company may restore compliance with Section 802(a) of the AMEX Company Guide. The Company is confident that it will identify a qualified director shortly.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report in addition to the Risk Factors set forth in the annual report by the Company on Form 10-KSB for the year ended December 31, 2006. The following risks relate principally to the Company’s business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company’s common stock could decline significantly.

The Company has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

The Company has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $7.1 million as of March 31, 2007. The Company will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that the Company will be able to generate additional revenues or ever operate profitably in the future. The Company prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given its failure to date to operate profitably.

The Company has faced working capital shortfalls and may need to identify additional sources of capital within 12 months to maintain its operations.

The Company has never earned profits and its losses are continuing. Based on the Company’s current plans, and as a result of the March 2006 private placement, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through 2007. If the Company is unable reach profitability within the year, it will need to raise additional funds to continue its operations following that period. No assurance can be given that the Company will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company or that such transactions will enable the Company to satisfy its cash requirements. If the Company does not obtain additional funds, it will likely be required to eliminate programs, delay development of its products, alter its business plans, or in the extreme situation, cease operations.

The Company has a limited number of customers, a few of which account for a substantial portion of its business.

The Company’s five largest customers account for approximately 98% of its revenues during the quarter ending March 31, 2006 and 99% of its revenue during the quarter ending March 31, 2007. Significant declines in the level of use of the Company’s services by one or more of these customers could have a material adverse effect on the Company’s business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on its business. In January 2007, one of these customers, MedPartners d/b/a Lutheran (“Lutheran”), which accounted for 21% of the Company’s revenue during 2006, began to contract directly with certain providers, which has significantly reduced the Company’s claim volume. The Company anticipates that it will receive minimal revenue from Lutheran. No assurance can be given that the Company will not lose additional substantial customers in the future.

The Company historically has not entered into any long-term contracts with any of its customers and failure to retain such customers could have a material adverse effect on its business and results of operations.

Generally, the Company does not have any long-term contracts with its customers. Currently, the Company only has one long-term contract with a customer that is set to extend beyond the next twelve months. In the aggregate, customer agreements that are set to expire within the next twelve months accounted for over 17% of the revenues of the Company during the quarter ended March 31, 2007. There can be no assurance that customers will maintain their agreements with the Company or that customers will renew their contracts upon expiration, or on terms favorable to, the Company. Consequently, the failure to retain such customers could have a material adverse effect on the Company’s business and results of operations.

Future sales of the Company’s common stock, or the perception that these sales may occur, could depress the price of the Company’s common stock.

Sales of substantial amounts of the Company common stock, or the perception in the public that such sales may occur, could cause the market price of the Company common stock to decline. This could also impair the ability of the Company to raise additional capital through the sale of equity securities. As of March 31, 2007, the Company has 14,492,798 shares of common stock outstanding. Of the outstanding shares, 7,852,079 are freely tradable without restriction or further registration under the Securities Act of 1933 as amended, unless the shares are held by one of our “affiliates” as such terms is defined in Rule 144 of the Securities Act of 1933, as amended. At March 31, 2007, there are outstanding warrants to purchase 1,897,502 shares of common stock of the Company, and options to purchase 1,893,697 shares of common stock of the Company have been granted and are outstanding as of March 31, 2007 under the American CareSource Holdings’ 2005 Stock Option Plan. In addition, there are options available for grant to purchase 233,543 shares of common stock under the Company’s 2005 Stock Option Plan. If all of the outstanding warrants are exercised and all options available under the Company’s 2005 Stock Option Plan are issued and exercised, there will be approximately 18,517,540 shares of common stock outstanding. Accordingly, the Company’s stockholders could experience significant dilution.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 31, 2007, our officers, directors and principal stockholders (greater that 5% stockholders) together control beneficially approximately 45.8% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

The Company no longer has a sufficient number of independent directors on its Board of Directors to comply with the American Stock Exchange listing standards.

The Company is not in compliance with Section 802(a) of the AMEX Company Guide, which requires that at least 50% of the directors on the board of directors of a small business issuer listed on the AMEX be independent directors as defined in Section 121A of the AMEX Company Guide. The Company’s Board of Directors currently consists of eight directors. Effective May 2007, our Chairman, Edward B. Berger, assumed substantially greater executive responsibilities with the Company on an interim basis, and will receive additional compensation. As a result, the Board of Directors has determined that for the period of time that Mr. Berger receives compensation for his interim duties, he will not be an independent director. In addition, David A. George has notified the Company he will resign from the Board of Directors upon the conclusion of our upcoming annual meeting of shareholders. As a result, at the conclusion of our annual meeting, our Board of Directors will be reduced to seven directors, only three of whom will be independent directors. The Company is conducting a search for an additional independent director so that its Board of Directors will consist of at least 50% independent directors and will, therefore, be in compliance with Section 802(a) of the AMEX Company Guide. If the Company is unable to locate and add an independent director to our Board of Directors, the AMEX may suspend trading in our common stock or initiate delisting proceedings with respect to our common stock.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 1, 2006, Dayton Area Health Plan and CareSource Management Group, Co. Inc. (collectively “DAHP”), wrote a letter to the Company informing the Company that it believed the Company is infringing on the designation “CARESOURCE”. DAHP represented to the United States Patent and Trademark Office that it first used the “CARESOURCE” designation on August 25, 2000. The Company, which is the successor-in-interest to Physician’s Referral Network and Patient Infosystems had used the designation “AMERICAN CARESOURCE,” “CARESOURCE,” and other similar designations in connection with its ancillary care business since May 9, 1996. Accordingly, the Company demanded that DAHP, cease and desist from all use of the “CARESOURCE” designation and related designations, and abandon its registrations of such mark and related marks. No assurance can be given that the Company will prevail, that it will not be required to cease use of the name itself or that it will not incur significant costs or expenses in connection with the action.

On April 24, 2006, Ancillary Care Management, Inc. (“ACM”) wrote a letter to the Company informing the Company that it believed that the Company’s wholly owned subsidiary Ancillary Care Services is infringing on ACM’s registered mark “ANCILLARY CARE MANAGEMENT.” ACM has asked the Company and Ancillary Care Services to cease and desist the use of the designations ANCILLARY CARE SERVICES, ANCILLARY CARE or any other designations similar to ANCILLARY CARE MANAGEMENT. The Company believes that the claim is without merit and that its use is valid. However, no assurance can be given that the Company will prevail, that it will not be required to cease use of the name itself or that it will not incur costs or expenses in connection with the action.

Item 6. Exhibits.

Exhibit #	Description of Exhibits
3.1(1)	Certificate of Incorporation
3.2(1)	By-Laws
3.3(3)	Amendment to the Certificate of Incorporation, dated May 25, 2005.
3.4(3)	Amendment to the Certificate of Incorporation, dated June 2, 2005.
3.5(6)	Amendment to the Certificate of Incorporation, dated November 14, 2005.
3.6(9)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.
3.7(9)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.
3.8(9)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.
3.9(9)	Certificate of Incorporation of Ancillary Care Services, Inc.
4.1(10)	2005 Stock Option Plan.
4.2(2)	Specimen Stock Certificate.

10.01(1)	Credit Agreement, dated December 1, 2004, between Well Fargos Bank, National Association and American CareSource Holdings, Inc.
10.02(1)	Security Agreement, dated December 1, 2004, between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.03(1)	First Addendum to Credit Agreement dated February 2, 2005 between Well Fargo Bank, National Association and American CareSource Holdings, Inc.
10.04(2)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.05(2)	Guaranty, dated January 26, 2005, by and between Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.06(2)	Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and Derace L. Schaffer.
10.07(7)	Corrected Stock Purchase Warrant, dated January 27, 2005, by and between American CareSource Holdings, Inc. and John Pappajohn.
10.08(2)	Transitional Services Agreement dated June 15, 2005, by and between Patient Infosystems, Inc. and American CareSource Holdings, Inc.
10.09(5)	Second Addendum to Credit Agreement dated August 9, 2005 between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.
10.10(4)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from John Pappajohn.
10.11(4)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Derace L. Schaffer.
10.12(4)	Consent to Second Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated August 9, 2005 from Matthew P. Kinley.
10.13(4)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American Caresource Holdings, Inc. and John Pappajohn.
10.14(4)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Derace L. Schaffer.
10.15(4)	Guaranty, dated August 9, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and Matthew P. Kinley.
10.16(4)	Guarantors’ Letter, dated August 9, 2005 by and among Wells Fargo Bank, National Association, John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.17(4)	Creditor Agreement, dated August 26, 2005 among American CareSource Holdings, Inc., John Pappajohn, Derace L. Schaffer and Matthew P. Kinley.
10.18(4)	Stock Purchase Warrant, dated August 15, 2005, by and among American CareSource Holdings, Inc. and John Pappajohn.
10.19(4)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Derace L. Schaffer.
10.20(4)	Stock Purchase Warrant, dated August 15, 2005, by and among American Caresource Holdings, Inc. and Matthew P. Kinley.
10.21(8)	Third Addendum to the Credit Agreement, dated December 28, 2005, by and between Wells Fargo Bank, National Association and American CareSource Holdings, Inc.

10.22(8)	Consent to Third Addendum to Credit Agreement, Ratification of Guaranty and Waiver of Claims, dated December 28, 2005 from John Pappajohn.
10.23(8)	Guaranty, dated December 28, 2005, by and among Wells Fargo Bank, National Association, American CareSource Holdings, Inc. and John Pappajohn.
10.24(9)	Form of Registration Rights Agreement used in March 2006 private placement.
10.25(9)	Form of Subscription Agreement used in March 2006 private placement.
10.26(9)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated January 27, 2005).
10.27(9)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated January 27, 2005).
10.28(9)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant, dated August 15, 2005).
10.29(9)	Amended and Restated Stock Purchase Warrant, dated March 29, 2006, by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant, dated August 15, 2005).
10.30(9)	Amended and Restated Stock Purchase Warrant, dated March 30, 2006, by and between American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant, dated January 27, 2005).
10.31(11)	Lease dated June 14, 2006 between American CareSource Holding and TR LBJ Campus Partners, L.P.
10.32(2)	Employment Agreement, dated October 11, 2004 between American CareSource Holdings and Wayne A. Schellhammer.
10.33(2)	Employment Agreement, dated May 1, 2005, between American CareSource Holdings and David Boone.
10.34	Employment Agreement, dated September 1, 2006, between American CareSource Holdings and Kurt Fullmer.
10.35	Employment Agreement, dated February 19, 2007, between American CareSource Holdings and Maria Baker.
10.36	Employment Agreement, dated February 19, 2007, between American CareSource Holdings and Jennifer Boone.
14.1(9)	Code of Ethics
20.1(11)	Governance and Nomination Committee Charter
20.2(11)	Audit Committee Charter
20.3(11)	Compensation Committee Charter
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 2 to the Form SB-2 filed June 15, 2005 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 6 to the Form SB-2 filed September 14, 2005 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 7 to the Form SB-2 filed September 30, 2005 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 9 to the Form SB-2 filed December 5, 2005 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K/A filed January 13, 2006 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form S-8 filed April 7, 2006 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	May 15, 2007	By:	/s/ Wayne A. Schellhammer
Wayne A. Schellhammer Chief Executive Officer

Date:	May 15, 2007	By:	/s/ David S. Boone
David S. Boone Chief Operating Officer and Chief Financial Officer

Date:	May 15, 2007	By:	/s/ Steven M. Phillips
Steven M. Phillips Controller and Principal Accounting Officer