Form 10-Q
period 2007-06-30
American Caresource Holdings, Inc.
filed 2007-08-14
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:	000-51603

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, Texas

(Address of principal executive offices)

(972) 308-6830

(Issuer’s telephone number, including area code)

 _______________________________________________________________

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2007, 14,510,042 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)	Yes ☐	No ☐

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
ASSETS	June 30, 2007	December 31, 2006
CURRENT ASSETS
Cash	$3,523,914	$5,025,380
Accounts Receivable	1,660,218	1,334,950
Other	443,654	33,515
Total Current Assets	5,627,786	6,393,845

Net Property, Plant, and Equipment	281,236	266,555

Other Assets
Certificate of Deposit, Restricted	145,000	145,000
Intangible Assets	1,601,029	1,707,819
Goodwill	4,361,299	4,361,299
Total Other Assets	6,107,328	6,214,118
Total Assets	$12,016,350	$12,874,518

Liabilities and Stockholders' Equity

Current Liabilities
Due to Service Providers	$1,190,157	$1,077,174
Accounts Payable and Accrued Liabilities	1,132,893	761,926
Current Maturities of Long-Term Debt	53,828	352,718
Total Current Liabilities	2,376,878	2,191,818

Long-Term Debt	77,859	101,541

Total Liabilities	2,454,737	2,293,359

stockholders' Equity:

Common Stock-par value $0.01, 40,000,000 shares authorized and 14,494,298 and 14,486,615 shares issued and outstanding as of June 30, 2007 and December 31, 2006 respectively	144,943	144,866

Preferred Stock-par value $0.01, 10,000,000 shares authorized and none outstanding	-	-

Additional Paid in Capital	17,295,435	17,034,176
Deferred Debt Issuance Cost	-	(46,300)
Accumulated (Deficit)	(7,878,765)	(6,551,583)

Total Stockholders’ Equity	9,561,613	10,581,159

Total Liabilities and Equity	$12,016,350	$12,874,518

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
REVENUES
Net Ancillary Health	$4,008,288	$2,796,623
Patient Claims Processing	-	33,318
Net Revenue	4,008,288	2,829,941

Total Cost of Revenues	3,478,292	2,169,835

Net Margin	529,996	660,106

Selling, General, and Administrative Expense	1,209,740	838,979
Depreciation and Amortization	83,642	80,099

Total Operating Expense	1,293,382	919,078

Operating (Loss)	(763,386)	(258,972)

Net Interest (Income)	(47,270)	(41,303)
Debt Issuance Cost	-	46,300

Total Other (Income) Expense	(47,270)	4,997

Net (Loss) Before Income Tax	(716,116)	(263,969)
Income Tax Expense	-	-

Net (Loss)	$(716,116)	$(263,969)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	14,492,863	14,447,061

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
REVENUES
Net Ancillary Health	$6,274,857	$5,228,855
Patient Claims Processing	-	65,467
Net Revenue	6,274,857	5,294,322

Total Cost of Revenues	5,579,935	4,215,309

Net Margin	694,922	1,079,013

Selling, General, and Administrative Expense	1,911,272	1,372,876
Depreciation and Amortization	161,715	158,347

Total Operating Expense	2,072,988	1,531,223

Operating (Loss)	(1,378,065)	(452,210)

Net Interest (Income)	(97,183)	(20,604)
Debt Issuance Cost	46,300	92,600

Total Other (Income) Expense	(50,883)	71,996

Net (Loss) Before Income Tax	(1,327,182)	(524,206)
Income Tax Expense	-	-

Net (Loss)	$(1,327,182)	$(524,206)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES	14,489,806	13,862,855

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED June 30 2007 (UNAUDITED)

	Common Stock			Deferred	Accum
	Shares	Amount	APIC	Debt	Deficit	Total
Balance December 31, 2006	14,486,615	$ 144,866	$17,034,176	$(46,300)	$(6,551,583)	$ 10,581,159
Issuance of Common Stock Warrants	-	-	52,913	-	-	52,913
Exercise of 7,683 Stock Options	7,683	77	2,314	-	-	2,391
Option Compensation Expense	-	-	206,032	-	-	206,032
Amortization of Warrants Associated with Deferred Debt	-	-	-	46,300	-	46,300
Net Loss	-	-	-	-	(1,327,182)	(1,327,182)
Balance June 30, 2007	14,494,298	$144,943	$17,295,435	$ -	$(7,878,765)	$9,561,613

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(1,327,182)	$(524,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	206,032	74,392
Depreciation and amortization	161,715	158,347
Compensation expense related to warrants	46,300	92,600
Client management expense related to warrants	8,812	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(325,268)	(1,187,995)
(Increase) in other current assets	(366,038)	(84,198)
Increase in accounts payable and accrued liabilities	370,967	208,187
Increase (decrease) in amounts payable to service providers	112,983	1,014,692

Net cash (used in) operating activities	(1,111,679)	(248,181)

INVESTING ACTIVITIES:
Purchase of Property and equipment	(69,606)	(30,695)

Net cash (used in) investing activities	(69,606)	(30,695)

FINANCING ACTIVITIES:
Borrowings from line of credit	-	200,000
Payment on line of credit or long term debt	(322,572)	(3,670,369)
Net proceeds from the exercising of stock options	2,391	26,352
Net proceeds from the sale of capital stock	-	9,069,848

Net cash provided by (used in) financing activities	$(320,181)	$5,625,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,501,466	$5,346,955

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,025,380	23,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,523,914	$5,370,354

Supplemental disclosures cash flow information
Cash paid for interest	$25,310	$46,995
Supplemental disclosure of non-cash financing activity
Issuance of warrants in payment of client management fees	$52,913	-

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended June 30, 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting requirements of Form 10-QSB and Item 310(b) of Regulation S-B. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, first filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 and subsequently amended and filed with the SEC on April 3, 2007.

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

Concentration of revenues: The Company has five customers that comprise the following approximate amounts of the Company’s revenue and accounts receivable:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$791,000	$4,504,000	72%	$741,000	$3,266,000	63%
Customer B	686,000	856,000	14%	-	-	0%
Customer C	124,000	464,000	7%	267,000	1,320,000	25%
Customer D	7,000	260,000	4%	35,000	66,000	1%
Customer E	24,000	65,000	1%	255,000	330,000	6%
	$1,632,000	$6,149,000	98%	$1,298,000	$4,982,000	95%

Stock-Based Compensation: The Company has a stock based compensation plan, which is described more fully in Note 3 hereof and in Note 6 to the financial statements presented in our 10-KSB for the year ended December 31, 2006, first filed with the SEC on April 2, 2007 and subsequently amended and filed with the SEC on April 3, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.

Earnings per common share: Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods. Diluted earnings per share is the same amount because all outstanding stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

The calculations for the basic and diluted loss per share were based upon loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended June 30, 2007 and 2006.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified three states as major tax jurisdictions, as defined by FIN 48, its federal income tax return and its state income tax. The Company has not earned a profit and has recorded no asset or liability for taxes. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2003. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

New accounting pronouncements: In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Reclassification: Certain items in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 have been reclassified to be consistent with current presentation adopted by the Company. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2. Long-Term Debt

In December 2004, the Company opened a line of credit with Wells Fargo Bank, NA The line of credit, as amended from time to time, allowed a maximum credit facility of $5,000,000 and had a maturity date of March 31, 2007. The line of credit did not have a balance at any time during the quarter ended March 31, 2007. The line of credit terminated on March 31, 2007.

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006

Note payable to Capital One Bank $135,000 due September 2009, due in monthly installments of approximately $ 4,143 including interest at 6.5%.	103,660	121,263
Note payable to Patient Infosystems, Inc. due February 2007 bearing interest at 6%. Inter-company payable to Patient Infosystems, Inc. was converted to note at time of distribution to stockholders.	-	300,505

Capital lease obligations	28,027	32,491
	131,687	454,259
Less current maturities	(53,828)	(352,718)
Long-term debt, less current maturities	$77,859	$101,541

Note 3. Stock Options and Warrants

The Company has a stock option plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors. On May 16, 2005, the stockholders approved the Stock Option Plan, which (i) authorized 2,249,329 (split adjusted ) options and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of the Company, and consultants engaged by the Company, and limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled. The Company filed a Form S-8 registering 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair market value of the common stock at the date the option is granted. The Committee shall fix the terms of the grants, with no option term lasting longer than ten years. The vesting schedules of such options shall be determined by the Committee when the options are granted.

On May 24, 2007, the Company amended the Stock Option Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to the Stock Option Plan. The American CareSource Holdings, Inc. Amended and Restated 2005 Stock Option Plan (the “Amended and Restated Plan”) increased the shares available for issue under the Stock Option Plan by 1,000,000 shares to a total of 3,249,329 shares. The Company filed a Form S-8 registering the additional shares on June 14, 2007.

A summary of stock option activity follows:

	Outstanding Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2006	1,848,192	$0.90

Q1 2007 Activity
Options granted	117,000	$2.11
Options forfeited by holders	(65,312)	$4.79
Options exercised	(6,183)	$0.31
Options outstanding	1,893,697	$0.91

Q2 2007 Activity
Options granted	330,000	$1.84
Options forfeited by holders	(348,258)	$0.81
Options exercised	(1,500)	$0.31
Options outstanding	1,873,939	$1.03

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) effective as of May 21, 2007 (the “Effective Date”) with a new customer, Texas True Choice, Inc. (“Texas True Choice”), a Texas-based preferred provider organization network, and certain subsidiaries of Texas True Choice. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of the common stock of the Company as reported on the American Stock Exchange on the Effective Date. These warrants vested as to 25% of the shares on the Effective Date, shall vest an additional 25% on each anniversary date of the Effective Date, and have an expiration date of May 20, 2012. In the event of an early termination of the Ancillary Care Services Agreement, the warrants terminate with respect to all unvested shares at the time of such early termination.

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

In an effort to give investors a well-rounded view of the Company’s current condition and future opportunities, this quarterly report may include forecasts by the Company’s management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of and changes in government regulations, general economic factors in the healthcare industry, and other factors discussed in the Company’s filings with the SEC. In evaluating such statements, investors should specifically consider the various factors identified in this quarterly report, including the matters set forth under the caption “Risk Factors,” beginning on page 21 of this quarterly report, and appearing in our annual report on Form 10-KSB for the year ended December 31, 2006, as well as any other cautionary language in this filing, which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2007 and its financial condition at June 30, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements and the consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Overview

The Company was incorporated in November 2003 as a wholly-owned subsidiary of Patient InfoSystems, Inc. (“Patient Infosystems”) to facilitate the acquisition of American CareSource Corporation’s assets by Patient Infosystems. American CareSource Corporation was incorporated as Physician’s Referral Network in 1995 and merged into Health Data Solutions, Inc. in October 1997. At the time of such merger, Health Data Solutions changed its name to American CareSource Corporation. American CareSource Corporation was acquired by Patient Infosystems on December 31, 2003. The business of the Company includes the previous business of American CareSource Corporation. The Company became an independent company when Patient Infosystems distributed the shares of the Company to its shareholders on December 23, 2005.

The Company is in the business of delivering ancillary healthcare services through its national network of ancillary care providers. The Company markets its products to insurance companies, third party administrators and preferred provider organizations.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured. Cost of revenues for ancillary services consist of expenses due to providers for providing patient services and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized.

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

Recent Events

On March 30, 2007, upon Wayne A. Schellhammer’s resignation as Chairman of the Board, director Edward B. Berger was appointed non-executive Chairman of the Board of Directors of American CareSource Holdings, Inc. As of May 2007, upon the re-designation of the position of Chairman from a non-executive position to an executive position, at the request of the Company Mr. Berger assumed expanded, executive responsibilities for the Company on an interim basis. Mr. Berger’s previous compensation arrangement was terminated and the Board of Directors determined to compensate Mr. Berger for his services $15,000 per month for each month of service as Executive Chairman and granted to Mr. Berger options to purchase up to 250,000 shares of common stock of the Company at an exercise price of $1.86 per share, and vesting 1/12th per month over a one-year period. The Board of Directors determined that during the period of time Mr. Berger receives compensation for interim executive duties, he will not be deemed an independent director. As a result, Mr. Berger resigned from the Company’s Audit Committee and Governance and Nominations Committee.

David A. George resigned from his position as a member of the board of directors of the Company as of May 24, 2007.

On July 12, 2007, Wayne A. Schellhammer resigned as a member of the Board of Directors and Chief Executive Officer of the Company effective June 30, 2007. Under a Separation Agreement and General Release by and between the Company and Mr. Schellhammer, the Company agreed to pay Mr. Schellhammer a $250,000 severance payment, payable in twelve monthly installments, and $5,000 in relocation expenses. Until the earlier of June 30, 2008 or the date Mr. Schellhammer obtains health insurance from another employer, the Company agreed to reimburse Mr. Schellhammer for the amount by which his COBRA health and dental insurance premium payments exceed the premium rates provided to the Company’s active employees. Mr. Schellhammer forfeited all of his unvested stock options and the expiration date for the vested portion of his stock options was extended until June 30, 2008. Mr. Schellhammer may sell up to 140,000 shares of the Company’s common stock per quarter.

The Company’s Board of Directors is engaged in a search to replace Mr. Schellhammer. Until such time, David Boone, Chief Operating Officer and Chief Financial Officer, is managing the Company’s day-to-day operations and reports to Edward B. Berger, the Executive Chairman of the Board.

Following the resignation of Wayne A. Schellhammer from the Board of Directors, the Company is in compliance with Section 802(a) of the American Stock Exchange (the “Amex”) Company Guide because at least 50% of the Company’s current directors are “independent directors” for purposes of Section 121A of the Amex Company Guide.

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) with a new customer, Texas True Choice, Inc. (“Texas True Choice”), a Texas-based preferred provider organization network, and certain subsidiaries of Texas True Choice, for an initial term of four years. Pursuant to the Ancillary Care Services Agreement, which was effective as of May 21, 2007 (the “Effective Date”), the Company agreed to provide ancillary health care services to members of Texas True Choice’s network and Texas True Choice agreed to provide claim consolidation and routing service to the Company. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of the common stock of the Company as reported on the Amex on the Effective Date. These warrants vested as to 25% of the shares on the Effective Date, shall vest an additional 25% on each anniversary date of the Effective Date, and have an expiration date of May 20, 2012. In the event of an early termination of the Ancillary Care Services Agreement, the warrants terminate with respect to all unvested shares at the time of such early termination.

Results of Operations

The three months ended June 30, 2007 compared to the three months ended

June 30, 2006:

	American CareSource Holdings Statement of Operations for the Quarters Ended
	June 30, 2007	June 30, 2006

Net Revenue	$4,008,288	$2,829,941

Cost of revenue	3,478,292	2,169,835
Net margin	529,996	660,106

Selling, general and administrative expense	1,209,740	838,979
Depreciation and amortization	83,642	80,099
Operating loss	(763,386)	(258,972)
Financing (Income) Expense	(47,270)	4,997
Net loss	($716,116)	($263,969)

The Company’s revenues are generated from ancillary healthcare service claims. Net revenues increased to $4,008,288 from $2,829,941 during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. This represents an increase of $1,178,347 or 42%. Approximately $860,000 of the increase was due to the addition of Texas True Choice as a client. In addition, revenue from another established major client increased significantly for the quarter ended June 30, 2007 compared to the same period in 2006. Offsetting these increases, revenue from another one of our clients declined for the quarter compared to the same period in 2006 due to a previously disclosed effort by that client to contract directly with certain providers.

The Company expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales target. This shift in focus, if successful, should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our clients for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations. Total cost of revenue increased from $2,169,835 for the quarter ended June 30, 2006 to $3,478,292 for the quarter ended June 30, 2007. This represents an increase of 60% over the prior year’s comparable quarter. Payments to providers increased by 83% compared to the second quarter of 2006. This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, as well as the results of a decision to increase our discount to our client payers to provide more value while maintaining our reimbursement rate to our providers. Management fees increased 69% due to the addition of a new client. Fixed costs decreased 5% compared with the prior year.

Net margin (net revenue less cost of revenue) for the quarter ended June 30, 2007 was $529,996 compared to $660,106 for the quarter ended June 30, 2006. Net margin as a percentage of net revenue for the quarter was 13.2% compared to 23.3% for the comparable period in 2006. The decline in net margin is attributable to a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, leverage over the fixed costs included as cost of service and increased fees payable to customers. The Company anticipates that it will continue to have margins in the range of the 2007 level rather than those levels experienced in 2006.

Selling, general and administrative expense increased to $1,209,740 for the quarter ended June 30, 2007 as compared to $838,979 for the quarter ended June 30, 2006. These costs consist primarily of salaries and related benefits, travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. Included in the expense for the quarter ended June 30, 2007 is a one-time severance charge of $338,010 for our former CEO, Wayne Schellhammer, who resigned effective as of June 30, 2007.The majority of the remaining cost increase is related to the increased cost of operating as a public company, which includes the cost of expensing stock options and our annual meeting of stockholders. In addition, commissions and management fees have increased commensurate with our increase in sales.

Amortization and depreciation expense increased to $83,642 in the quarter ended June 30, 2007 compared to $80,099 in the quarter ended June 30, 2006. These expenses include $53,395 of amortization of intangibles which consists of $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems. The on-going value of these acquired contracts is re-evaluated each quarter to test for any potential impairment to this asset. As of June 30, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income) Expense

Interest income was $49,759 for the quarter ended June 30, 2007 as compared to $53,912 for the quarter ended June 30, 2006, due to a lower cash balance. Interest expense decreased to $2,489 in the quarter ended June 30, 2007 as compared to $12,609 for the quarter ended June 30, 2006, primarily as a result of retiring debt payable to Patient Infosystems in February 2007. The Company has fully amortized the debt issuance costs related to its line of credit with Wells Fargo Bank, NA and, as a result, debt issuance costs for the quarter ended June 30, 2007 were $0 as compared to $46,300 for the quarter ended June 30, 2006.

Taxes

The Company had no tax benefit in the quarter ended June 30, 2007 or the quarter ended June 30, 2006 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of ($716,116) for the quarter ended June 30, 2007 as compared to ($263,969) for the quarter ended June 30, 2006. On a per share basis, the Company lost $0.05 per share for the quarter ended June 30, 2007 and $0.02 per share for the quarter ended June 30, 2006.

The six months ended June 30, 2007 compared to the six months ended June 30, 2006:

	American CareSource Holdings, Inc. Statement of Operations for the Six Months Ended
	June 30, 2007	June 30, 2006
Net Revenue	$6,274,857	$5,294,322

Cost of revenue	5,579,935	4,215,309
Net margin	694,922	1,079,013

Selling, general and administrative expense	1,911,272	1,372,876

Depreciation and amortization	161,715	158,347
Operating loss	(1,378,065)	(452,210)
Financing (income) expense	(50,883)	71,996
Net loss	($1,327,182)	($524,206)

Revenues of the Company are comprised of revenues from ancillary healthcare service claims. Net revenues increased to $6,274,857 from $5,294,322 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, or 19%. Approximately $860,000 of the increase was due to the addition of Texas True Choice as a client. In addition, revenue from another established major client increased significantly for the quarter ended June 30, 2007 compared to the same period in 2006. Offsetting these increases, revenue from another of our clients declined for the six months ended June 30, 2007 compared to the same period in 2006 due to a previously disclosed effort by that client to contract directly with certain providers.

The Company expects to see growth in the number of client and payor relationships due to a shift in strategy, focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales target. This shift in focus, if successful, should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our clients for converting claims to electronic data interchange and routing them both to the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations. Total cost of revenue increased to $5,579,935 in the six months ended June 30, 2007 from $4,215,309 in the six months ended June 30, 2006. This represents an increase of 32% over the same period in the prior year. Payments to providers increased by 45% for the six months ended June 30, 2007 compared to the same period in 2006. This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, as well as the results of a decision to increase our discount to our client payors to provide more value while maintaining our reimbursement rate to our providers. Management fees increased 26% compared to the prior year due to the addition of a new client that was implemented in May 2007. Fixed costs decreased 3% for the six months ended June 30, 2007 compared to the same period in the prior year.

Net margin (net revenue less cost of revenue) for the six months ended June 30, 2007 was $694,922 compared to $1,079,013 for the six months ended June 30, 2006. Net margin as a percentage of net revenue for the six months ended June 30, 2007 was 11.1% compared to 20.4% for the comparable period in 2006. The decline in net margin is attributable to a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, leverage over the fixed costs included as cost of service and increased fees payable to customers. The Company anticipates that it will continue to have margins in the range of the 2007 level rather than those levels experienced in 2006.

Selling, general and administrative expense increased by $538,396 to $1,911,272 for the six months ended June 30, 2007 as compared to $1,372,876 for the six months ended June 30, 2006. These costs consist primarily of salaries and related benefits, travel costs, commissions and management fees, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. Included in the expense for the six months ended June 30, 2007 is a one-time severance charge of $338,010 for our former CEO, Wayne Schellhammer, who resigned effective as of June 30, 2007. The majority of the remaining cost increase is related to the increased cost of operating as a public company, which includes the cost of expensing stock options and the costs associated with our annual meeting held on May 24, 2007, and the increased commissions and management fees associated with our higher sales.

Amortization and depreciation expense increased by $3,369 to $161,715 in the six months ended June 30, 2007 as compared to $158,347 in the six months ended June 30, 2006. These expenses include $106,790 of amortization of intangibles which consist of $42,758 in amortization of certain software development costs and $64,032 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems. The on-going value of these acquired contracts is re-evaluated each quarter to test for any potential impairment to this asset. As of June 30, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income) Expense

Interest income was $103,632 for the six months ended June 30, 2007 as compared to $75,513 for the six months ended June 30, 2006, due to the higher cash balance for the entire six months as a result of the equity financing settled in February and March 2006. Interest expense decreased to $6,449 in the six months ended June 30, 2007 as compared to $54,909 for the six months ended June 30, 2006. Some of the funds from the 2006 equity financing were used to pay the full balance of the company’s credit line with Wells Fargo Bank, NA resulting in significantly reduced interest expense after February 2006. In addition, retirement of debt payable to Patient Infosystems in February 2007 further contributed to the decrease. The Company has fully amortized the debt issuance costs related to its line of credit with Wells Fargo Bank, and as a result, debt issuance costs for the six months ended June 30, 2007 were $46,300 as compared to $92,600 for the six months ended June 30, 2006.

Taxes

The Company had no tax benefit in the six months ended June 30, 2007 or the six months ended June 30, 2006 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of $(1,327,182) for the six months ended June 30, 2007 as compared to $(524,206) for the six months ended June 30, 2006. On a per share basis, the Company lost

$0.09 per share for the six months ended June 30, 2007 and $0.04 per share for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital surplus of $3,250,908 as compared to working capital surplus of $4,202,027 at December 31, 2006. Since its inception, the Company has not generated positive cash flow from operations and has relied on external sources for its operational, working capital and capital expenditures needs.

In March 2006, the Company completed a private placement of its common stock. The offering raised approximately $10.0 million at a price of $5.00 per share. In connection with such private placement, the Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds from the transaction were approximately $9.1 million.  In addition, the Company granted the accredited investors registration rights pursuant to a registration right agreement, which required the Company to file a registration statement covering the resale of all shares included in the private placement, including those shares underlying the warrants issued to the placement agent for the private placement. The registration statement registering those shares for resale was filed with the SEC on April 7, 2006 and declared effective by the SEC on May 11, 2006. A portion of the proceeds from the March 2006 private placement was used to re-pay the full balance of the Wells Fargo Bank, NA credit line. The outstanding principal retired by the Company was $3,650,000. The remainder of the proceeds are being used to fund working capital and other general corporate purposes.

The Company incurred losses of approximately $1,330,000 during the six months ended June 30, 2007. These losses were funded by the Company’s available capital. If the Company is unable to reduce its losses, it will continue to reduce its available capital and will be required to identify alternative sources of financing including indebtedness or selling equity. Any such financing would likely be dilutive to current stockholders and could result in significant additional costs.

Inflation

Inflation did not have a significant impact on the Company’s costs during the quarters and six months ended June 30, 2007 and June 30, 2006. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Intangible Assets. The value of the Company’s intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems. The allocation of purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the provider contracts. The provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of less than 2% per year, implying a greater than twenty year life. However, we believe that 15 years represents a more realistic estimate. Accordingly, the Company has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cash flow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition since the cost of adding additional service providers is considered an ongoing operating expense.

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

Off-balance sheet arrangements

The Company does not have any material off-balance sheet arrangements at June 30, 2007 or June 30, 2006, or for the periods then ended.

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

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report in addition to the Risk Factors set forth in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, which was first filed with the SEC on April 2, 2007, and subsequently amended and filed with the SEC on April 3, 2007. The following risks relate principally to the Company’s business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company’s common stock could decline significantly.

The Company has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

The Company has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $7.9 million as of June 30, 2007. The Company will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that the Company will be able to generate additional revenues or ever operate profitably in the future. In addition, our gross margin fluctuates due to pricing and mix of services. There can be no assurance that the Company’s margins will maintain at current levels. The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given the Company’s failure to date to operate profitably.

The Company has faced working capital shortfalls and may need to identify additional sources of capital within 12 months to maintain its operations.

The Company has never earned profits and its losses are continuing. Based on the Company’s current plans, and as a result of the March 2006 private placement, the Company believes that it has sufficient funds to meet its operating expenses and capital requirements through 2007. If the Company is unable to reach profitability within the year, it will need to raise additional funds to continue its operations following that period. No assurance can be given that the Company will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to the Company or that such transactions will enable the Company to satisfy its cash requirements. If the Company does not obtain additional funds, it will likely be required to eliminate programs, delay development of its products, alter its business plans, or, in the extreme situation, cease operations.

The Company has a limited number of customers, a few of which account for a substantial portion of its business.

The Company’s five largest customers accounted for approximately 98% of its revenues during the quarter ended June 30, 2007 as compared to 99% of its revenue during the quarter ended June 30, 2006. Significant declines in the level of use of the Company’s services by one or more of these customers could have a material adverse effect on the Company’s business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company’s business. In January 2007, MedPartners d/b/a Lutheran (“Lutheran”), which accounted for 21% of the Company’s revenue during 2006, began to contract directly with certain providers, which has significantly reduced the Company’s claim volume. The Company anticipates that it will receive minimal revenue from Lutheran in future periods. No assurance can be given that the Company will not lose additional substantial customers in the future.

There are no guarantees that the Company’s clients will continue to do business with the Company and honor their contracts. The failure to retain such clients could have a material adverse effect on its business and results of operations.

Generally, the Company enters into contracts ranging from two to four years with its clients with automatic renewals upon expiration. However, these contracts are cancelable if the Company does not perform. The following table illustrates the percentage of business these clients represented in the second quarter of 2007 and the remaining years left on their respective contracts:

Less than one year:	14%
One year to two years:	0%
Two to three years:	72%
Greater than three years:	14%

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

Sales of substantial amounts of the Company common stock, or the perception in the public that such sales may occur, could cause the market price of the Company common stock to decline. This could also impair the ability of the Company to raise additional capital through the sale of equity securities. As of August 13, 2007, the Company has 14,510,042 shares of common stock outstanding. At August 13, 2007, there are outstanding warrants to purchase 1,953,752 shares of common stock. Also as of August 13, 2007, options to purchase 1,858,195 shares of common stock of the Company have been granted and are outstanding under the American CareSource Holdings, Inc. Amended and Restated 2005 Stock Option Plan, and there remains options available for grant to purchase 1,251,861 shares of the Company’s common stock under the

Plan. If all of the outstanding warrants are exercised and all options available under the Company’s Amended and Restated 2005 Stock Option Plan are issued and exercised, there will be approximately 19,573,850 shares of common stock of the Company outstanding. Accordingly, the Company’s stockholders could experience significant dilution.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of August 13, 2007, our officers, directors and principal stockholders (greater that 5% stockholders) together control beneficially approximately 45.8% of our outstanding common stock. As a result, these stockholders, if they act individually or together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these stockholders could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders of the Company.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Executive Chairman of the Board, Chief Financial Officer, and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Executive Chairman of the Board, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of May 21, 2007 (the “Effective Date”), the Company entered into an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) between the Company and Texas True Choice, Inc. (“Texas True Choice”) and including certain Texas True Choice subsidiaries. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of the common stock of the Company as reported on the Amex on the Effective Date. These warrants vested as to 25% of the shares on the Effective Date, shall vest an additional 25% on each anniversary date of the Effective Date and have an expiration date of May 20, 2012. In the event of an early termination of the Ancillary Care Services Agreement, the warrants terminate with respect to all unvested shares at the time of such early termination. The Company issued the warrants in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of American CareSource Holdings, Inc. was held in Dallas, Texas on May 24, 2007.
(b)	All director nominees were elected at the annual meeting.
(c)	The following matters were voted upon at the annual meeting of stockholders and the votes cast with respect to such matters were as follows:

Election of Directors:	Votes Received For	Votes Withheld
Edward B. Berger	9,512,176	128,819
Wayne A. Schellhammer	9,519,059	121,936
Derace L. Schaffer, MD	9,515,656	125,339
John Pappajohn	9,512,156	128,839
Kenneth S. George	9,551,659	89,336
John N. Hatsopoulos	9,591,759	49,236
John W. Colloton	9,548,167	92,828

	Votes Received For	Votes Against	Votes Withheld	Broker Non-Votes
Adoption of the Amended and Restated 2005 Stock Option Plan	5,555,173	394,963	119,742	3,571,117
Ratification of appointment of independent auditors, McGladrey & Pullen, LLP	9,582,658	50,274	8,066

Item 6. Exhibits.

See Exhibit Index following this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	August 14, 2007	By:	/s/ Edward B. Berger
Executive Chairman of the Board

Date:	August 14, 2007	By:	/s/ David S. Boone
David S. Boone Chief Operating Officer and Chief Financial Officer

Date:	August 14, 2007	By:	/s/ Steven M. Phillips
Steven M. Phillips Controller and Principal Accounting Officer

Exhibit Index

Exhibit #	Description of Exhibits
4.1(1)	Amended and Restated 2005 Stock Option Plan.
10.1(2)	Separation Agreement and General Release dated July 12, 2007 between American CareSource Holdings, Inc. and Wayne A. Schellhammer.
31.1	Certification of the Executive Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement for the annual meeting of stockholders filed on May 1, 2007 and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Form 8-K filed on July 17, 2007 and incorporated herein by reference.