Form 10QSB
period 2007-09-30
American Caresource Holdings, Inc.
filed 2007-11-13
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:	000-51603

American CareSource Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, Texas

(Address of principal executive offices)

(972) 308-6830

(Issuer’s telephone number, including area code)

 _______________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007, 14,661,758 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)	Yes ☐	No ☒

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-QSB QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
ASSETS	September 30, 2007	December 31, 2006
CURRENT ASSETS
Cash	$3,630,133	$5,025,380
Accounts Receivable	2,467,471	1,334,950
Other	614,869	33,515
Total Current Assets	6,712,473	6,393,845

Net Property, Plant, and Equipment	318,144	266,555

Other Assets
Certificate of Deposit, Restricted	145,000	145,000
Intangible Assets	1,547,633	1,707,819
Goodwill	4,361,299	4,361,299
Total Other Assets	6,053,932	6,214,118
Total Assets	$13,084,549	$12,874,518

Liabilities and Stockholders' Equity

Current Liabilities
Due to Service Providers	$1,881,702	$1,077,174
Accounts Payable and Accrued Liabilities	1,174,304	761,926
Current Maturities of Long-Term Debt	55,041	352,718
Total Current Liabilities	3,111,047	2,191,818

Long-Term Debt	59,910	101,541

Total Liabilities	3,170,957	2,293,359

stockholders' Equity:

Common Stock-par value $0.01, 40,000,000 shares authorized and 14,654,167 and 14,486,615 shares issued and outstanding as of September 30, 2007 and December 31, 2006 respectively	146,542	144,866

Preferred Stock-par value $0.01, 10,000,000 shares authorized and none outstanding	-	-

Additional Paid in Capital	17,457,604	17,034,176
Deferred Debt Issuance Cost	-	(46,300)
Accumulated (Deficit)	(7,690,554)	(6,551,583)

Total Stockholders’ Equity	9,913,592	10,581,159

Total Liabilities and Equity	$13,084,549	$12,874,518

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
REVENUES
Net Ancillary Health	$7,088,499	$3,283,570
Patient Claims Processing	-	29,870
Net Revenue	7,088,499	3,313,440

Total Cost of Revenues	6,091,789	2,689,471

Net Margin	996,710	623,969

Selling, General, and Administrative Expense	766,648	665,841
Depreciation and Amortization	86,445	77,271

Total Operating Expense	853,093	743,112

Operating Income (Loss)	143,617	(119,143)

Net Interest (Income)	(47,430)	(57,241)
Interest Expense	2,836	8,174
Debt Issuance Cost	-	46,300

Total Other (Income) Expense	(44,594)	(2,767)

Net Income (Loss) Before Income Tax	188,211	(116,376)
Income Tax Expense	-	-

Net Income (Loss)	$188,211	$(116,376)

NET INCOME (LOSS) PER SHARE – BASIC	$0.01	$(0.01)
WEIGHTED AVERAGE COMMON SHARES – BASIC	14,555,314	14,472,867

NET INCOME (LOSS) PER SHARE – DILUTED	$0.01	$(0.01)
WEIGHTED AVERAGE COMMON SHARES – DILUTED	16,888,882	14,472,867

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
REVENUES
Net Ancillary Health	$13,363,356	$8,512,425
Patient Claims Processing	-	95,337
Net Revenue	13,363,356	8,607,762

Total Cost of Revenues	11,671,724	6,904,779

Net Margin	1,691,632	1,702,983

Selling, General, and Administrative Expense	2,677,920	2,038,718
Depreciation and Amortization	248,160	235,618

Total Operating Expense	2,926,080	2,274,336

Operating (Loss)	(1,234,448)	(571,353)

Net Interest (Income)	(151,063)	(132,753)
Interest Expense	9,286	63,082
Debt Issuance Cost	46,300	138,900

Total Other (Income) Expense	(95,477)	69,229

Net Income (Loss) Before Income Tax	(1,138,971)	(640,582)
Income Tax Expense	-	-

Net Income (Loss)	$(1,138,971)	$(640,582)

NET INCOME (LOSS) PER SHARE – BASIC	$(0.08)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES – BASIC	14,511,642	14,066,192

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.08)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES – DILUTED	14,511,642	14,066,192

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED September 30, 2007 (UNAUDITED)

	Common Stock			Deferred	Accum
	Shares	Amount	APIC	Debt	Deficit	Total
Balance December 31, 2006	14,486,615	$ 144,866	$17,034,176	$(46,300)	$(6,551,583)	$ 10,581,159
Issuance of Common Stock Warrants	-	-	52,913	-	-	52,913
Exercise of 167,552 Stock Options	167,552	1,676	50,550	-	-	52,226
Option Compensation Expense	-	-	319,965	-	-	319,965
Amortization of Warrants Associated with Deferred Debt	-	-	-	46,300	-	46,300
Net Loss	-	-	-	-	(1,138,971)	(1,138,971)
Balance September 30, 2007	14,654,167	$146,542	$17,457,604	$ -	$(7,690,554)	$9,913,592

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(1,138,971)	$(640,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	319,965	137,615
Depreciation and amortization	248,160	235,618
Compensation expense related to warrants	46,300	138,900
Client management fee expense related to warrants	22,047	-
(Gain) on disposal of assets	-	(33,359)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,132,521)	(1,514,904)
(Increase) in other current assets	(550,488)	(107,524)
Increase in accounts payable and accrued liabilities	412,378	299,173
Increase (decrease) in amounts payable to service providers	804,528	1,060,363

Net cash (used in) operating activities	(968,602)	(424,700)

INVESTING ACTIVITIES:
Purchase of property and equipment	(139,563)	(161,866)
Sales of equipment	-	65,225
Net cash (used in) investing activities	(139,563)	(96,641)

FINANCING ACTIVITIES:
Borrowings from line of credit	-	200,000
Net proceeds from new debt	-	135,000
Payment on line of credit or long term debt	(339,308)	(3,714,121)
Net proceeds from the exercising of stock options	52,226	34,575
Net proceeds from the sale of capital stock	-	9,069,848

Net cash provided by (used in) financing activities	$(287,082)	$5,725,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,395,247)	$5,203,961

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,025,380	23,399

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,630,133	$5,227,360

Supplemental disclosures cash flow information
Cash paid for interest	$28,147	$48,591
Supplemental disclosure of non-cash financing activity
Issuance of warrants in payment of client management fees	$52,913	-

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended September 30, 2007

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

The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only enters into contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on, among other things, price and access.

The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

The Company is responsible to the service provider for processing claims and managing the claims its adjustors process.

The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from payors and the negotiated amount paid to service providers.

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

The Company does not have responsibility for collecting co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

The Company records an allowance on all sales reported as gross to arrive at a net revenue number. Co-payments, deductibles and co-insurance can all affect the collectability of individual claims. While the Company is able to re-price a claim and accurately estimate what should be paid for the particular service, the presence of co-pays, deductibles and co-insurance can all affect the ultimate collectability of a claim. In addition, the Company’s collection experience with each payor varies. In 2006, the Company began recording an allowance against gross revenue to better estimate collectability. This allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience each quarter.

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

The Company expects to collect the majority of its receivable amounts. Each quarter the Company reviews collections history and adjusts its revenue estimate accordingly.

Concentration of revenues: The Company has five customers that comprise the following approximate amounts of the Company’s revenue and accounts receivable:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$1,056,000	$7,891,000	59%	$1,306,000	$5,477,000	64%
Customer B	1,261,000	3,700,000	28%	-	-	0%
Customer C	191,000	607,000	4%	-	-	0%
Customer D	115,000	517,000	4%	331,000	2,035,000	24%
Customer E	6,000	291,000	2%	28,000	95,000	1%
	$2,629,000	$13,006,000	97%	$1,665,000	$7,607,000	89%

Stock-Based Compensation: The Company has a stock based compensation plan, which is described more fully in Note 3 hereof and in Note 6 to the financial statements presented in our 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007 and subsequently amended and filed with the SEC on April 3, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.

Earnings per common share: Earnings per common share - basic represents income available to common stockholders divided by the weighted average number of common shares outstanding during the periods presented. The diluted earnings per common share amounts were computed using the weighted average number of common shares outstanding during the periods presented, adjusted for the effect of dilutive potential common shares equivalents, which consists of outstanding stock options and warrants. The earnings per common share – diluted for all periods presented other than the quarter ended September 30, 2007 is the same as earnings per common share – basic because the effect of stock options and warrants is anti-dilutive in those periods.

For the quarter ended September 30, 2007, the weighted average common shares outstanding has been adjusted by 969,274 shares for the dilutive effect of outstanding stock options and 1,364,294 shares for the dilutive effect of outstanding warrants.

The calculations for the basic and diluted loss per share were based upon net income or loss attributable to common stockholders and a weighted average number of common shares outstanding for the periods ended September 30, 2007 and 2006.

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

New accounting pronouncements: In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of Statement No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of Statement No. 159 will have on its financial position, results of operation and cash flows.

Reclassification: Certain items in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 have been reclassified to be consistent with current presentation adopted by the Company. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2. Long-Term Debt

In December 2004, the Company opened a line of credit with Wells Fargo Bank, NA The line of credit, as amended from time to time, allowed a maximum credit facility of $5,000,000 and had a maturity date of March 31, 2007. The line of credit did not have a balance at any time during the quarter ended March 31, 2007. The line of credit terminated on March 31, 2007.

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006

Note payable to Capital One Bank $135,000 due September 2009, due in monthly installments of approximately $ 4,143 including interest at 6.5%.	89,252	121,263
Note payable to Patient Infosystems, Inc. due February 2007 bearing interest at 6%. Inter-company payable to Patient Infosystems, Inc. was converted to note at time of distribution to stockholders.	-	300,505

Capital lease obligations	25,699	32,491
	114,951	454,259
Less current maturities	(55,041)	(352,718)
Long-term debt, less current maturities	$59,910	$101,541

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

On May 24, 2007, the Company amended the Stock Option Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to the Stock Option Plan. Accordingly, the American CareSource Holdings, Inc. Amended and Restated 2005 Stock Option Plan increased the shares available for issue under the Stock Option Plan by 1,000,000 shares to a total of 3,249,329 shares. The Company filed a Form S-8 registering the additional shares on June 14, 2007.

A summary of stock option activity follows:

	Outstanding Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2006	1,848,192	$0.90

Q1 2007 Activity
Options granted	117,000	$2.11
Options forfeited by holders	(65,312)	$4.79
Options exercised	(6,183)	$0.31
Options outstanding	1,893,697	$0.91

Q2 2007 Activity
Options granted	330,000	$1.84
Options forfeited by holders	(348,258)	$0.81
Options exercised	(1,500)	$0.31
Options outstanding	1,873,939	$1.03

Q3 2007 Activity
Options granted	153,500	$2.30
Options forfeited by holders	(7,151)	$2.19
Options exercised	(159,869)	$0.34
Options outstanding	1,860,419	$1.20

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

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other “forward-looking” information.

In an effort to give investors a well-rounded view of the Company’s current condition and future opportunities, this quarterly report contains forecasts by the Company’s management about the Company’s future performance and results. Because they are forward-looking, these forecasts involve substantial risks and uncertainties. They include, but are not limited to, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of and changes in government regulations, general economic factors in the healthcare industry, and other risk factors as may be listed from time to time in the Company’s filings with the SEC. In evaluating such forward-looking statements, investors should specifically consider the various factors identified in this quarterly report, including the matters set forth under the caption “Risk Factors” beginning on page 20 of this quarterly report, those appearing in our annual report on Form 10-KSB for the year ended December 31, 2006, first filed with the SEC on April 2, 2007 and subsequently amended and filed with the SEC on April 3, 2007, as well as any other cautionary language in this filing, any of which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2007 and its financial condition at September 30, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of the Company. This review should be read in conjunction with the accompanying consolidated financial statements and the consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Overview

The Company was incorporated in November 2003 as a wholly-owned subsidiary of Patient InfoSystems, Inc. (“Patient Infosystems”) to facilitate Patient Infosystems’ acquisition of the assets of American CareSource Corporation. American CareSource Corporation was incorporated as Physician’s Referral Network in 1995 and merged into Health Data Solutions, Inc. in October 1997. At the time of such merger, Health Data Solutions changed its name to American CareSource Corporation. American CareSource Corporation was acquired by Patient Infosystems on December 31, 2003. The business of the Company includes the previous business of American CareSource Corporation. The Company became an independent company when Patient Infosystems distributed the shares of the Company to its shareholders on December 23, 2005.

The Company is in the business of delivering ancillary healthcare services through its national network of ancillary care providers. The Company operates from one leased facility in Dallas, Texas, which also contains its executive offices. The Company currently has 40 full-time employees and no part-time employees. The Company markets its products to insurance companies, third party administrators and preferred provider organizations.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured. Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing patient services, client administration fees paid to our client payors to reimburse them for the cost of implementing and managing claims submissions, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized.

The Company has never operated at a profit, and will require significant growth in either claims volume from existing contracts, new contracts, or both, in order to generate sufficient operational margin to become profitable. No assurances can be given that sufficient sources of new revenue will be identified and other sources of capital may have to be secured by the Company to support its operations. If the Company is unable to generate enough working capital either from its own operations or through the sale of its equity securities, it may be required to curtail or cease operations.

On July 12, 2007, Wayne A. Schellhammer resigned as a member of the Board of Directors and Chief Executive Officer of the Company. On September 23, 2007, David S. Boone was promoted to President and Chief Executive Officer of the Company. More recently, on October 25, 2007, Steven J. Armond joined the Company as Chief Financial Officer.

Results of Operations

The three months ended September 30, 2007 compared to the three months ended

September 30, 2006:

	Statement of Operations for the Quarters Ended
	September 30, 2007	September 30, 2006

Net Revenue	$7,088,499	$3,313,440

Cost of revenue	6,091,789	2,689,471
Net margin	996,710	623,969

Selling, general and administrative expense	766,648	665,841
Depreciation and amortization	86,445	77,271
Operating Income (Loss)	143,617	(119,143)
Financing (Income) Expense	(44,594)	(2,767)
Net Income (Loss)	$188,211	($116,376)

The Company’s revenues are generated from ancillary healthcare service claims. Net revenues increased to $7,088,499 from $3,313,440 during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. This represents an increase of $3,775,059 or 114%. Approximately $3.4 million of the increase was due to the addition of three new clients in 2007. In addition, revenue from one established client increased approximately $1.0 million in the third quarter of 2007 compared to the same quarter in 2006 due to our expansion of services for that client. Offsetting these increases, revenue from another one of our clients declined for the quarter compared to the same period in 2006 due to a previously disclosed effort by that client to contract directly with certain service providers.

The Company expects to see continuing growth in the number of client and payor relationships by focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations. Total cost of revenue increased from $2,689,471 for the quarter ended September 30, 2006 to $6,091,789 for the quarter ended September 30, 2007. This represents an increase of 127% over the prior year’s comparable quarter. Payments to providers increased by 155% compared to the third quarter of 2006. This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, as well as the results of the Company’s decision to increase our discount to our client payors to provide them more value while maintaining our reimbursement rate to the service providers in our network. Administration fees increased 189% over the prior year’s comparable period due to the addition of three new clients and an expanded relationship with an existing client. Fixed costs decreased 1% compared with the prior year’s comparable period.

Net margin (net revenue less cost of revenue) for the quarter ended September 30, 2007 was $996,710 compared to $623,969 for the quarter ended September 30, 2006. Net margin as a percentage of net revenue for the quarter was 14.1% compared to 18.8% for the comparable period in 2006. The increase in net margin is attributable primarily to the increase in revenue, offset by a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, and increased administration fees payable to clients. The Company anticipates that it will continue to have margins in the percentage range of the 2007 level rather than the level experienced in 2006.

Selling, general and administrative expense increased by 15% to $766,648 for the quarter ended September 30, 2007 as compared to $665,841 for the quarter ended September 30, 2006. These costs consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The increase is primarily related to increased stock option expense in the quarter ended September 30, 2007 compared to the comparable period in 2006, sales commission increases commensurate with our increase in sales, and the addition of a bonus accrual in the quarter ended September 30, 2007 for management performance in the quarter.

Amortization and depreciation expense increased to $86,445 in the quarter ended September 30, 2007 compared to $77,271 in the quarter ended September 30, 2006. These expenses include $53,395 of amortization of intangibles which consists of $21,379 in amortization of certain software development costs and $32,016 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems. The on-going value of these acquired contracts is re-evaluated each quarter to test for any potential impairment to this asset. As of September 30, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income) Expense

Interest income was $47,430 for the quarter ended September 30, 2007 as compared to $57,421 for the quarter ended September 30, 2006, due to a lower cash balance. Interest expense decreased to $2,836 in the quarter ended September 30, 2007 as compared to $8,174 for the quarter ended September 30, 2006, primarily as a result of retiring debt payable to Patient Infosystems in February 2007. The Company has fully amortized the debt issuance costs related to its line of credit with Wells Fargo Bank, NA and, as a result, debt issuance costs for the quarter ended September 30, 2007 were $0 as compared to $46,300 for the quarter ended September 30, 2006.

Taxes

The Company did not record an income tax expense for the quarter ended September 30, 2007 due to the valuation allowance that has been previously recorded on all deferred tax assets which would be reduced for any tax resulting from the current quarter’s net income. The Company had no tax benefit in the quarter ended September 30, 2006 because it recorded a full valuation for its tax assets in that period. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Net Income (Loss)

The Company reported a net income of $188,211 for the quarter ended September 30, 2007 as compared to a loss of ($116,376) for the quarter ended September 30, 2006. On a per share basis, the Company earned $0.01 per basic share for the quarter ended September 30, 2007 as compared to a loss of ($0.01) per share for the quarter ended September 30, 2006.

The nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

	Statement of Operations for the Nine Months Ended
	September 30, 2007	September 30, 2006
Net Revenue	$13,363,356	$8,607,762

Cost of revenue	11,671,724	6,904,779
Net margin	1,691,632	1,702,983

Selling, general and administrative expense	2,677,920	2,038,718

Depreciation and amortization	248,160	235,618
Operating loss	(1,234,448)	(571,353)
Financing (income) expense	(95,477)	69,229
Net loss	($1,138,971)	($640,582)

Revenues of the Company are comprised of revenues from ancillary healthcare service claims. Net revenues increased to $13,363,356 from $8,607,762 during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, an increase of $4,755,594 or 55%. Approximately $4.4 million of the increase was due to the addition of three new clients in 2007. In addition, revenue from one established client increased approximately $2.4 million for the nine months ended September 30, 2007 compared to the same quarter in 2006 due to our expansion of services for that client. Offsetting these increases, revenue from another of our clients declined for the nine months ended September 30, 2007 compared to the same period in 2006 due to a previously disclosed effort by that client to contract directly with certain service providers.

The Company expects to see continuing growth in the number of client and payor relationships by focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its network. No assurances can be given that the Company can expand its provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our clients payors for converting claims to electronic data interchange and routing them both to the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations. Total cost of revenue increased to $11,671,724 in the nine months ended September 30, 2007 from $6,904,779 in the nine months ended September 30, 2006. This represents an increase of 69% over the same period in the prior year. Payments to providers increased by 89% for the nine months ended September 30, 2007 compared to the same period in 2006. This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, as well as the results of the Company’s decision to increase our discount to our client payors to provide them more value while maintaining our reimbursement rate to the service providers in our network. Administration fees during the nine months ended September 30, 2007 increased 91% compared to the same period in the prior year due to the addition of three new clients that were implemented in May and August 2007 as well as to increased revenue because of an expanded relationship with an existing client. Fixed costs decreased 2% for the nine months ended September 30, 2007 compared to the same period in the prior year.

Net margin (net revenue less cost of revenue) for the nine months ended September 30, 2007 was $1,691,632 compared to $1,702,983 for the nine months ended September 30, 2006. Net margin as a percentage of net revenue for the nine months ended September 30, 2007 was 12.7% compared to 19.8% for the comparable period in 2006. The decline in net margin is attributable to a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, and increased administrative fees payable to clients. The Company anticipates that it will continue to have margins in the percentage range of the 2007 level rather than those levels experienced in 2006, though increased revenue levels should provide favorable leverage over fixed costs in future periods.

Selling, general and administrative expense increased by $639,201 to $2,677,920 for the nine months ended September 30, 2007 as compared to $2,038,718 for the nine months ended September 30, 2006. This constitutes an increase of 31% over the comparable period in the prior year. These costs consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, and other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. Included in the expense for the nine months ended September 30, 2007 is a one-time severance charge of $338,010 for our former CEO, Wayne Schellhammer, who resigned effective as of June 30, 2007. The increase in selling and administrative expenses is primarily related to the addition of a bonus accrual in 2007 and increased stock option compensation expense for the nine months ended September 30, 2007 as compared to the same period in 2006. In addition, the Company incurred costs for its first annual meeting held in May 2007 and increased salescommissions associated with our higher sales.

Amortization and depreciation expense increased by $12,543 to $248,160 in the nine months ended September 30, 2007 as compared to $235,618 in the nine months ended September 30, 2006. These expenses include $160,186 of amortization of intangibles which consist of $64,137 in amortization of certain software development costs and $96,049 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems. The on-going value of these acquired contracts is re-evaluated each quarter to test for any potential impairment to this asset. As of September 30, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income) Expense

Interest income was $151,063 for the nine months ended September 30, 2007 as compared to $132,753 for the nine months ended September 30, 2006, due to the higher cash balance for the entire nine months as a result of the equity financing settled in February and March 2006. Interest expense decreased to $9,286 in the nine months ended September 30, 2007 as compared to $63,082 for the nine months ended September 30, 2006. Some of the funds from the 2006 equity financing were used to pay the full balance of the company’s credit line with Wells Fargo Bank, NA resulting in significantly reduced interest expense after February 2006. In addition, retirement of debt payable to Patient Infosystems in February 2007 further contributed to the decrease. The Company has fully amortized the debt issuance costs related to its line of credit with Wells Fargo Bank, and as a result, debt issuance costs for the nine months ended September 30, 2007 were $46,300 as compared to $138,900 for the nine months ended September 30, 2006.

Taxes

The Company had no tax benefit in the nine months ended September 30, 2007 or the nine months ended September 30, 2006 due, in part, to recording a full valuation allowance to reduce its deferred tax assets. The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carry forwards.

Management of the Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to zero, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Net Loss

The Company reported a net loss of $(1,138,971) for the nine months ended September 30, 2007 as compared to $(640,552) for the nine months ended September 30, 2006. On a per share basis, the Company lost ($0.08) per share for the nine months ended September 30, 2007 and ($0.05) per share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a working capital surplus of $3,601,426 as compared to a working capital surplus of $4,202,027 at December 31, 2006. From its inception to this quarter, the Company has not generated positive cash flow from operations and has relied on external sources for its operational, working capital and capital expenditures needs.

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

The Company incurred losses of approximately $1,140,000 during the nine months ended September 30, 2007. These losses were funded by the Company’s available capital. If the Company is unable to reduce its losses, it will continue to reduce its available capital and will be required to identify alternative sources of financing including indebtedness or selling equity. Any such financing would likely be dilutive to current stockholders and could result in significant additional costs.

Inflation

Inflation did not have a significant impact on the Company’s costs during the quarters and nine months ended September 30, 2007 and September 30, 2006. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

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

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through their contracted service provider network for the following reasons:

•

The Company negotiates a contract with the service provider and also negotiates contracts with payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Both contracts with these parties are separate and each only enters into contracts with the Company. Each party deals directly with the Company and does not deal with each other directly.

•	The Company determines through negotiations which payor will be included or excluded in the network to be offered to the service provider, based on, among other things, price and access.

•	The Company does not earn a fixed dollar amount per customer transaction regardless of the amount billed to customers or earn a stated percentage of the amount billed to its customers.

•	The Company is responsible to the service provider for processing claims and managing the claims its adjustors process.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from payors and the negotiated amount paid to service providers.

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

•

The Company does not have responsibility for collecting co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Off-balance sheet arrangements

The Company does not have any material off-balance sheet arrangements at September 30, 2007 or September 30, 2006, or for the periods then ended.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of Statement 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement 159. Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of Statement 159 will have on its financial position, results of operation and cash flows.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this interim report on Form 10-QSB in addition to the Risk Factors set forth in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on April 2, 2007, and subsequently amended and filed with the SEC on April 3, 2007. The following risks relate principally to the Company’s business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company’s common stock could decline significantly.

The Company has a history of losses, has never been profitable and will likely continue to lose money for the foreseeable future.

The Company has incurred net losses in each year since its inception in December 2003 and has an accumulated deficit of approximately $7.7 million as of September 30, 2007. The Company will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable. No assurances can be given that the Company will be able to generate additional revenues or ever operate profitably in the future. In addition, our gross margin fluctuates due to pricing and mix of services. There can be no assurance that the Company’s margins will maintain at current levels. The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given the Company’s failure to date to operate profitably.

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

The Company’s five largest customers accounted for approximately 97% of its revenues during the nine month period ended September 30, 2007 as compared to 98% of its revenue from the five largest customers during the nine month period ended September 30, 2006. Significant declines in the level of use of the Company’s services by one or more of these customers could have a material adverse effect on the Company’s business and results of operations. Additionally, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company’s business. In January 2007, MedPartners d/b/a Lutheran (“Lutheran”), which accounted for 21% of the Company’s revenue during 2006, began to contract directly with certain providers, which has significantly reduced the Company’s claim volume. The Company anticipates that it will receive minimal revenue from Lutheran in future periods. No assurance can be given that the Company will not lose additional substantial customers in the future.

There are no guarantees that the Company’s clients will continue to do business with the Company and honor their contracts. The failure to retain such clients could have a material adverse effect on its business and results of operations.

Generally, the Company enters into contracts ranging from two to four years with its clients with automatic renewals upon expiration. However, these contracts are cancelable if the Company does not perform. The following table illustrates the percentage of business these clients represented in the third quarter of 2007 and the remaining years left on their respective contracts:

Less than one year:	3%
One year to two years:	0%
Two to three years:	58%
Greater than three years:	39%

There can be no assurance that clients will maintain their agreements with the Company or that clients will renew their contracts upon expiration, or on terms favorable to, the Company. Consequently, the failure to retain such clients could have a material adverse effect on the Company’s business and results of operations.

Future sales of the Company’s common stock, or the perception that these sales may occur, could depress the price of the Company’s common stock.

Sales of substantial amounts of the Company’s common stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s common stock to decline. This could also impair the ability of the Company to raise additional capital through the sale of equity securities. As of November 12, 2007, the Company has 14,661,758 shares of common stock outstanding. At November 12, 2007, there are outstanding warrants to purchase 1,953,752 shares of common stock. Also, as of November 12, 2007, options to purchase 2,028,390 shares of common stock of the Company have been granted and are outstanding under the American CareSource Holdings, Inc. Amended and Restated 2005 Stock Option Plan, and there remains options available for grant to purchase 930,442 shares of the Company’s common stock under the Plan. If all of the outstanding warrants are exercised and all options available under the Company’s Amended and Restated 2005 Stock Option Plan are issued and exercised, there will be approximately 19,574,342 shares of common stock of the Company outstanding. Accordingly, the Company’s stockholders could experience significant dilution.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of November 12, 2007, our principal stockholders (i.e., greater than 5% stockholders), officers and directors together control beneficially approximately 50.9% of our outstanding common stock. As a result, these stockholders, if they act individually or together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these stockholders could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders of the Company.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the interim period ended September 30, 2007 and as of the date of this filing, there were no material developments with respect to the two trademark disputes last reported in the Company’s interim report on Form 10-QSB for the period ended June 30, 2007, which was filed with the SEC on August 14, 2007.

Item 5. Other Information.

On November 12, 2007, the Company issued a press release announcing its results of operations for the quarter ended September 30, 2007. A copy of the press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits.

See Exhibit Index following this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	November 13, 2007	By:	/s/ David S. Boone
David S. Boone President and Chief Executive Officer

Date:	November 13, 2007	By:	/s/ Steven M. Phillips
Steven M. Phillips Controller and Principal Accounting Officer

Exhibit Index

Exhibit #	Description of Exhibits
10.1	Employment Agreement dated as of October 12, 2007 between the Company and Steven J. Armond.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release of the Company dated November 12, 2007.