Form 10-K
period 2007-12-31
American Caresource Holdings, Inc.
filed 2008-03-31
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___ Commission File Number: 001-33094 AMERICAN CARESOURCE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 308-6830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”).	Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).	Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value of the voting and nonvoting Common Stock held by nonaffiliates of the Registrant was $12,556,145, computed by reference to the price at which the Common Stock was last sold on the American Stock Exchange on the last business day (June 29, 2007) of the Registrant’s most recently completed second fiscal quarter (June 30, 2007).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 26, 2008 was 15,067,423.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of American CareSource Holdings, Inc. to be held on May 20, 2008 and filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 29, 2008, are incorporated by reference into Part III of this Form 10-K.

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

Some information contained in this Annual Report on Form 10-K for the year  ended December 31, 2007 constitutes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “contemplate,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition, or state other “forward-looking” information.

We believe it is important to communicate to our stockholders and potential investors not only the Company’s current condition, but management’s forecasts about our future opportunities, performance and results, including, for example, information with respect to potential margin expansion, cash reserves and other financial items, and our strategies and prospects.  However, forward-looking statements are based on current expectations and assumptions and are subject to substantial risks and uncertainties that could cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Events may occur in the future that we cannot accurately predict or over which we have no control.  They include, but are not limited to, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of geopolitical events and regulatory changes, general economic conditions and economic factors in the country and the healthcare industry. Therefore, in evaluating such forward-looking statements, you should specifically consider the various risks, uncertainties and events set forth in the section entitled “Risk Factors” in Item 1A of Part 1 of this Annual Report on Form 10-K and cautionary language appearing elsewhere in this report.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Unless otherwise indicated, the information in this annual report is as of December 31, 2007.  Except to the extent required by applicable securities laws and regulations, we undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

Item 1.                      Business.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our,”) is an ancillary healthcare services company that provides patients access to its  network of ancillary service providers for the benefit of healthcare payors.  The Company utilizes its comprehensive network of ancillary healthcare service providers, unique contracting capabilities, client service support and claims management services to assist health benefits plan sponsors, including preferred provider organizations, third party administrators, insurance companies, and large self-funded employers, to reduce their overall ancillary healthcare costs.  Ancillary healthcare services encompass a broad array of services that supplement or support the care provided by hospitals and physicians.  Ancillary healthcare services include non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, dialysis, supply of durable medical equipment, orthotics and prosthetics, laboratory and other services.

ACS was incorporated under the laws of the State of Delaware on November 24, 2003 as a wholly-owned subsidiary of Patient Infosystems, Inc. (“Patient Infosystems”) in order to facilitate Patient Infosystems’ acquisition of substantially all of the assets of American CareSource Corporation.  American CareSource Corporation had been in operation since 1997.  The predecessor company to American CareSource Corporation, Physician’s Referral Network, had been in operation since 1995.  On December 23, 2005, the Company became an independent company when Patient Infosystems distributed by dividend to its stockholders substantially all of its shares of the Company. Ancillary Care Services, Inc. is a wholly owned subsidiary of the Company.

On July 12, 2007, Wayne A. Schellhammer resigned as a member of the Board of Directors and Chief Executive Officer of the Company. On September 23, 2007, David S. Boone was promoted to President and Chief Executive Officer of the Company. More recently, on October 25, 2007, Steven J. Armond joined the Company as Chief Financial Officer.

The Company’s principal executive offices are located at 5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, TX 75240. Our Common Stock is listed on the American Stock Exchange under the symbol “XSI.” Our telephone number is (972) 308-6830.  Our Internet address is www.anci-care.com.

Products and Capabilities

Ancillary care services

Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians, including the non-hospital, non-physician services associated with surgery centers, free-standing diagnostic imaging centers, home health and infusion, supply of durable medical equipment, orthotics and prosthetics, laboratory and other services.

Ancillary healthcare services include, but are not limited to, the following categories:

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

The Company has contracts with approximately 2,500 ancillary healthcare service providers operating in approximately 25,000 sites nationwide.  The Company is able to offer its clients direct cost savings in the form of discounted rates for contracted services and administrative cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary healthcare services.  The Company’s services include processing the claims submitted by its covered healthcare service providers, re-pricing the claims, submitting the claims to its client payors for payment, receiving and disbursing claims payments and performing client service functions for its clients and contracted providers.   Contracting with the Company provides a preferred provider organization (“PPO”) or a third party administrator (“TPA”) and similar clients a conduit for marketing comprehensive, efficient and affordable ancillary healthcare services to their participants.

Pursuant to the Company’s processes and procedures for its ancillary healthcare claims management services, clients and/or payors submit claims to us for services performed by the service provider for the client’s members.  The majority of these claims are submitted to us electronically by the payor.  The Company then re-prices these claims under the relevant payor fee schedule, performs electronic conversion and HIPAA formatting services, and submits the re-priced claims to the appropriate payors.  After review and adjudication of the claims by the payor, the payor issues an Explanation of Benefits, Explanation of Payment and check for each claim.  In most cases, these checks are sent to us.  We then pay the service providers under the relevant provider fee schedule.  The difference between the amounts received by us from our client payors and the amounts paid by us to our contracted healthcare service providers represents the Company’s gross margin on its ancillary healthcare services.

The Company may also receive a claims submission from a client either electronically or via a paper based claim.  As part of its relationship with its clients, the Company may pay an administrative fee to its clients for the modifications that may be required to the client’s software program to create electronic connectivity with the Company, as well as for the aggregation of claims and the electronic transmission of those claims to us.

Value-Added Services

Ancillary network analysis.  The Company performs an analysis of the available claims history from each client payor and develops a specific plan to meet each client’s needs.  This analysis identifies high-volume service providers that are not already in our network.  We attempt to contract with such service providers to maximize discount levels and capture a larger volume of out-of-network claims.

Ancillary custom network.   ACS customizes its network to meet the needs of each client.  In particular, we review the client’s “out-of-network” claims history through our network analysis service and develop a strategy to create a network that efficiently serves the client’s needs.  This may involve adding additional service providers for a client or removing service providers the client determines should be excluded from its network.

Ancillary network management.  The Company manages ancillary service provider contracts, reimbursement and credentialing for its clients.  This not only provides administrative benefits to our clients, but reduces the burden on our contracted service providers who typically must supply credentialing documentation to payors and engage in contract negotiations with separate payors.

Ancillary systems integration.  The Company has created a proprietary software system that enables us to manage many different customized accounts and includes the following modules:

•	Provider network management
•	Credentialing
•	Data transfer management/electronic data interface
•	Multi-level reimbursement management
•	Posting, Explanation of Benefits, check, and e-funds processes
•	Client service management
•	Claim re-pricing
•	Advanced data reporting

Ancillary reporting.  ACS offers a complete suite of reports to each client on a monthly basis.  These reports cover contracting efforts and capture rates, discount levels, referral volumes by service category and complete claims and utilization reports.

Ancillary healthcare claims management.  The Company can manage ancillary healthcare claims flow, both electronic and paper based, and integrate with a client’s process electronically or through re-priced paper claims.  The Company has the capability of performing a number of customized processes that may add additional value for each client.  As part of the claims management process, we manage the documentation requirements specific to each payor.  In the event claims are submitted to us by a service provider without the required documentation, we will work with the service provider to obtain the required documentation so that the claim will be accepted by the payor.  This service provides a labor cost savings to our clients.

Ancillary data insights.  The Company has developed and continues to develop an extensive data base of ancillary healthcare claims history.  The data provides insights into utilization and pricing across a wide variety of service categories, geographies, and service providers.  The Company intends to market this data as a value added service to its clients in the design of custom networks, and the development of ancillary healthcare management programs.

Business Strategy

The Company’s focus is strictly on the ancillary healthcare service market, a market that encompasses over $575 billion in total annual healthcare spending in the United States (as derived from data from the Center for Medicare and Medicaid Services, National Health Statistics Group, U.S. Department of Commerce, Bureau of Economic Analysis and Census).  The ancillary healthcare service market tends to be regionally focused and contracting with ancillary healthcare service providers is difficult without a specific focus on the market.  This is due to the disparate nature of ancillary healthcare services and the fact that these services are provided by a wide array of business types, ranging from small independent practitioners, regional specialty practices as well as national providers.  Since this market is so diverse, it has not been a focus of the major health plans and payors.  The Company believes that it has an opportunity to create a sustainable advantage in this market by becoming an aggregator of these services for health plans as well as an aggregator of patients for these service providers.

Network development is a critical component of the Company’s strategy.  We develop our service provider network proactively and reactively to specific client needs.  While we have a national footprint of service providers, our intention is to focus on specific geographies where we can have a significant impact on a service provider’s patient load.  With market strength in a specific area, we believe that the Company can develop favorable rates with service providers and create an attractive product offering (healthcare cost savings) to regionally-based clients.

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

The Company offers a suite of value added services, and continues to develop new services, to enable regional service providers to lower their cost of doing business with the Company.  These services include electronic claims payment services, automated claim look up and research services, and customized fee schedules for various services specific to individual payors.  The Company believes that by becoming a favorable partner to the ancillary healthcare service provider community it will continue to grow its ancillary healthcare service provider network and continue to derive favorable contracting terms from these service providers.

As an aggregator of patient volume that can be directed towards specific service providers, the Company believes that over time it will have the ability to negotiate exclusive contracts with its clients that will allow the Company to manage the spectrum of a client’s ancillary healthcare benefit offerings.  This can be as simple as providing a dedicated, exclusive service provider network to their patients to as complex as providing managed care services for a specific subset of ancillary healthcare services such as infusion services or diagnostic imaging.

Sales and Marketing

Sales and marketing efforts for the Company’s products and services are focused on PPOs, TPAs, large self-funded organizations and Taft-Hartley plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).  The Company’s marketing efforts are conducted through its dedicated sales force, executive officers, and a network of independent brokers and consultants.

Customers

The Company’s most significant clients include The Parker Group of Companies (“The Parker Group”, which consists of HealthSmart, AAG, and Interplan Health Group (“IHG”)), Med Partners d/b/a Lutheran (“Lutheran”), and Texas True Choice, Inc.  For the year ended December 31, 2007, ACS derived 65% of its total revenue from The Parker Group, 28% of its total revenue from Texas True Choice, Inc., and 3% of its total revenue from Lutheran.  For the year ended December 31, 2006, the Company derived 72% of its total revenue from The Parker Group, 21% of its total revenue from Lutheran, and 4% of its total revenue from ppoNext.

In January 2007, Lutheran began to contract directly with certain service providers which significantly reduced the Company’s claim volume for Lutheran.  In 2007, Lutheran accounted for approximately $684,000 of the Company’s net sales, while Lutheran accounted for approximately $2.4 million in 2006 net sales.   In 2007, the Company added five new clients including the Texas-based PPO, Texas True Choice, Inc.

Competition

The Company faces competition primarily from existing health plans and insurers.  These companies range from the large payors, such as United HealthCare, Aetna, Cigna and the Blue Cross/Blue Shield plans, as well as smaller regional PPOs and payors.  In addition, several niche players that are attempting to aggregate various segments of the ancillary healthcare service lines are potential competitors.

Research and Development

The company invests in its information technology infrastructure to enhance the capabilities of its data bases, data retrieval tools, data exchange capabilities and re-pricing engine.  In addition, the Company believes that its extensive claims data base of ancillary healthcare services and costs is a strategic asset.  The Company is investing to improve its ability to utilize this data.  These investments are made in the normal course of business and are not separately identified.

Government Regulation

The healthcare industry is extensively regulated by both the Federal and state governments.  A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services.  Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights.  The Company is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which provides national standards for electronic health information transactions and the data elements used in such transactions.  ACS and its clients may be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers.  Furthermore, the Company and its clients may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payors.  Possible sanctions for violations of these laws and regulations include minimum civil penalties of between $5,000-$10,000 for each false claim and treble damages.

The Company must continually adapt to new and changing regulations in the healthcare industry. If we fail to comply with these applicable laws, we may be subject to fines, civil penalties, or criminal prosecution.  If an enforcement action were to occur, our business and financial condition may be adversely affected.

Employees

As of March 30, 2008, the Company had 38 full-time employees and no part-time employees.

Item 1A.                      Risk Factors.

The Company’s stockholders and any potential investor in the Company’s Common Stock should carefully review and consider each of the following risk factors, as well as all other information appearing in this Annual Report on Form 10-K, relating to investment in our Common Stock.  The Company’s business faces numerous risks and uncertainties, the most significant of which are described below.  If any of the following risks actually occur, the business, financial condition, results of operations or cash flows of the Company could be materially adversely affected, the market price of the Company’s Common Stock could decline significantly, and a stockholder could lose all or part of an investment in the Company’s Common Stock.

The Company has a history of losses and has never been profitable on an annual basis.

The Company has incurred losses in each year since our inception in December 2003 and has an accumulated deficit of approximately $7.4 million as of December 31, 2007.  The Company’s predecessor never achieved profitability either.  The Company will require significant growth in either claims volume for existing contracts, new contracts or both in order to generate sufficient operational margin to become profitable and maintain profitability. No assurances can be given that the Company will be able to generate additional revenues or ever operate profitably in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services, particularly given its failure to date to operate profitably.

The Company is dependent upon payments from third party payors who may reduce rates of reimbursement.

The Company’s profitability depends on payments provided by third-party payors.  Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years. If continuing, these trends could adversely affect the Company’s results of operations unless it can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to the Company’s clients for the Company’s services, and consequently, the amount these clients would be willing to pay for the Company’s services.

The Company has a limited number of clients, a few of which account for a substantial portion of its business, and failure to retain such clients could have a material adverse effect on its business and results of operations.

Our three largest clients accounted for approximately 96% of our revenues during 2007, and 65% of our revenue during the fiscal year ended December 31, 2007 was from a single client.  In 2006, our two largest clients accounted for 93% of our revenue, and 72% of our revenue during 2006 was generated from a single client. The loss of any one of these clients or significant declines in the level of use of our services by one or more of these clients, without replacement by new business, would have a material adverse effect on the Company’s business and results of operations.  All of our client contracts may be terminated for convenience by either party after a specified notice period, which varies from as short as 60 days to as long as two years.  There can be no assurance that any client will maintain its contract with us or that any client will renew its contract upon expiration, or on terms favorable to us.  Consequently, the Company’s failure to retain such clients could have a material adverse effect on our business and results of operations.  Additionally, an adverse change in the financial condition of any of these clients, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business.

In January 2007, Med Partners d/b/a Lutheran, which accounted for 21% of the Company’s 2006 revenue, began to contract directly with certain ancillary healthcare service providers.  This has resulted in a significant reduction in our claim volume from Lutheran.  In 2006, Lutheran accounted for approximately $2.4 million in net sales, but in 2007 Lutheran accounted for approximately $684,000 in revenue.  No assurance can be given that any of our current clients will not pursue a similar strategy and reduce their use of our services.

The Company is dependent upon discounted rates made available by ancillary healthcare service providers which may be discontinued at any time.

We obtain revenue from cost savings that we are able to receive from ancillary healthcare service providers and pass on to our clients. Should the ancillary healthcare service providers discontinue making a discount available to us, we will be unable to recognize any gain from the sale of our services to client payors.  If we are unable to recognize these margins, we will be unable to continue our business as it is currently conducted.

Changes in state and federal regulations could restrict our ability to conduct our business.

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

If the Company fails to comply with the requirements of HIPAA, it could face sanctions and penalties.

HIPAA provides safeguards to ensure the integrity and confidentiality of health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, fines or imprisonment, or both. Although we intend to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on our business.

Large competitors in the healthcare industry could choose to compete against ACS, reducing the Company’s margins.

Traditional health insurance companies, specialty provider networks, and specialty healthcare services companies are potential competitors of the Company.  These companies include well-established companies which may have greater financial, marketing and technological resources than we have. Competition in the marketplace has caused many of these companies to reduce the prices charged to clients for core services and to share with clients a larger portion of the formulary fees and related revenues received from service providers.  Increased price competition from such companies’ entry into the market could reduce our margins and have a material adverse effect on our financial condition and results of operations.

Limited barriers to entry into the ancillary healthcare services market could result in greater competition.

Although we are not aware of any organization or company that currently provides similar ancillary healthcare services, there are limited barriers to entering the market. Major benefit management companies and healthcare companies not presently offering ancillary healthcare services may decide to enter the market. These companies may have greater financial, marketing and other resources than are available to us.  Competition from other companies may have a material adverse effect on our financial condition and results of operations.

The Company’s inability to react effectively to changes in the healthcare industry could adversely affect its operating results.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry.  Proposed changes to the U.S. healthcare system, including potential national healthcare reform, may increase governmental involvement in healthcare and ancillary healthcare services, and otherwise change the way payors, networks and service providers conduct their businesses. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services such as those provided by the Company.  Other legislative or market-driven changes in the healthcare system that the Company cannot anticipate could also materially adversely affect our business. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on our business or our clients. Our inability to react effectively to changes in the healthcare industry may result in a material adverse effect on our business.

The continued services and leadership of the Company’s senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

The future of our business depends to a significant degree on the skills and efforts of our senior executives, in particular our Chief Executive Officer David S. Boone.  If we lose the services of any of our senior executives, and especially if any of our executives joins a competitor or forms a competing company, our business and financial performance could be seriously harmed.  We have an employment agreement with Mr. Boone, which automatically renews on April 30th each year for another one-year term.  A loss of any of our executive officers’ skills, knowledge of the industry, contacts and expertise could cause a setback to our operating plan and strategy.

The Company may be unsuccessful in hiring and retaining skilled employees.

The future growth of our business depends on our ability to hire and retain skilled employees.  The Company may be unable to hire and retain the skilled employees needed to succeed in our business.  Qualified employees are in great demand throughout the healthcare industry. Our failure to attract and retain sufficient skilled employees may limit the rate at which our business can grow, which will result in harm to our financial performance.

An interruption of data processing capabilities and telecommunications could negatively impact the Company’s operating results.

Our business is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities.  An interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on our business.

An inability to adequately protect our intellectual property could harm the Company’s competitive position.

We consider our methodologies, processes and know-how to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees, as well as our clients and contracted service providers.  The Company’s policy is to have its employees enter into a confidentiality agreement at the time employment begins, with the confidentiality agreement containing provisions prohibiting the employee from disclosing our confidential information to anyone outside of the Company, requiring the employee to acknowledge, and, if requested, assist in confirming the Company’s ownership of new ideas, developments, discoveries or inventions conceived by the employee during his or her employment with the Company, and requiring the assignment by the employee to the Company of proprietary rights to such matters that are related to our business. There can be no assurance that the steps taken by the Company to protect its intellectual property will be successful. If the Company does not adequately protect its intellectual property, its competitors may be able to use its technologies and erode or negate the Company’s competitive advantage in the market.

Fluctuations in the number and types of claims processed by the Company could make it more difficult to predict the Company’s revenues from quarter to quarter.

Monthly fluctuations in the number of claims we process and the types of claims we process will impact the quarterly and annual results of the Company.  Our discount rate varies depending on the type of ancillary healthcare service provided and the overall mix of these claims will impact our profitability.  Consequently, it will be difficult to predict our revenue from one quarter to another quarter.

Future sales of the Company’s Common Stock, or the perception that these sales may occur, could depress the price of the Company’s Common Stock.

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of March 26, 2008, the Company had 15,067,423 shares of its Common Stock outstanding.  Of the outstanding shares, 10,317,334 are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act.  An additional 4,750,089 shares are “restricted shares” as that term is defined under the Securities Act and may be sold from time to time pursuant to a registration statement on Form S-3 (No. 333-133110), which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At March 26, 2008, warrants to purchase 2,122,502 shares of Common Stock of the Company were outstanding, and options to purchase 2,041,556 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan.  In addition, 508,559 shares of the Common Stock of the Company remain available for future grants of options to purchase shares of the Common Stock of the Company under the Company’s Amended and Restated 2005 Stock Option Plan.  If all of the outstanding warrants are exercised and all options available under the Company’s Amended and Restated 2005 Stock Option Plan are issued and exercised, there will be approximately 19,740,040 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 26, 2008, our officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 54.3% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

Item 1B.                   Unresolved Staff Comments.

None.

Item 2.                      Properties.

The Company’s principal executive offices, consisting of 9,349 square feet of space located at 5429 Lyndon B. Johnson Freeway, Suite 700, Dallas, TX 75240, is leased by the Company pursuant to a lease that expires on April 30, 2013.  The Company does not own or lease any other real property and believes its offices are suitable to meet its current needs.

Item 3.                      Legal Proceedings.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2007.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock has traded on the American Stock Exchange (“Amex”) under the symbol XSI since October 19, 2006.  Prior to the commencement of trading on the Amex, public trading for our Common Stock commenced on December 28, 2005 on the OTC Bulletin Board. The following table sets forth, for the fiscal periods indicated, the range of high and low bid quotations for our Common Stock as quoted on the OTC Bulletin Board from January 1, 2006 through October 19, 2006 and the high and low sales prices for our Common Stock on the Amex from October 19, 2006 through December 31, 2007.  With respect to the OTC quotations, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
2007
Fourth Quarter Ended December 31(Amex)	$4.30	$2.32
Third Quarter Ended September 30 (Amex)	$2.60	$1.40
Second Quarter Ended June 30 (Amex)	$2.10	$1.56
First Quarter Ended March 31 (Amex)	$2.53	$1.45

2006
Fourth Quarter Ended December 31 (Amex)	$2.75	$1.47
Third Quarter Ended September 30 (OTC)	$4.15	$2.46
Second Quarter Ended June 30 (OTC)	$6.10	$3.16
First Quarter Ended March 31 (OTC)	$7.01	$5.10

The closing price on the Amex for our Common Stock on March 26, 2008 was $3.29.

Holders

As of March 26, 2008, in accordance with the records of our transfer agent, there were 174 record holders of ACS Common Stock.  The Company estimates that the number of beneficial owners of our Common Stock is approximately 1,000.

Dividends

We have not declared cash dividends on our Common Stock.  We intend to retain all earnings to finance future growth and do not anticipate that we will pay cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2007.

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results ofOperations.

Management’s discussion and analysis provides a review of the Company’s operating results for the fiscal year ended December 31, 2007 and its financial condition at December 31, 2007.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of ACS.  This review should be read in conjunction with the accompanying consolidated financial statements.

Overview

ACS provides ancillary healthcare services through its proprietary network of ancillary healthcare service providers for the benefit of its healthcare payor clients.  Our clients route healthcare claims to ACS after service has been performed by participant providers in our network and ACS re-prices those claims according to its contractual rate with the provider of service.  In the process of re-pricing the claim, ACS is paid directly by the client or the insurer for the service.  ACS then pays the provider of service according to its contractual rate.  ACS assumes the risk of generating positive margin, the difference between the payment it receives for the service and the amount it is obligated to pay the original provider of service or member of its proprietary network.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured.  Patient claims revenues are recognized by us as services are provided. Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing patient services, client administration fees paid to our client payors to reimburse them for the cost of implementing and managing claims submissions, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by us from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the service providers as well as our direct labor and overhead to administer the patient claims.

The Company markets its products to insurance companies, third party administrators and preferred provider organizations.

Although we have never reported a profit for a full fiscal year and we incurred a loss of $820,230 for the year ended December 31, 2007, we realized our first quarterly profit during the second half of 2007, with net income of $188,211 and $318,742, respectively, for each of the three month periods ended September 30, 2007 and December 31, 2007.  Our improved performance during the second half of 2007 was attributable to the addition of five new clients during the year and the expansion of services performed for existing clients. The Company is seeking continuing growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional preferred provider organizations and third party administrators as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

2007 Summary Results of Operations (in thousands)

	Three months ended				2007
	03/31/07	06/30/07	09/30/07	12/31/07	Total
Net Revenue	$2,267	$4,008	$7,088	$10,125	$23,488
Cost of Revenues	2,102	3,478	6,092	8,930	20,602
Contribution Margin	165	530	996	1,195	2,886
Selling, general and administrative	702	1,209	767	1,076	3,754
Depreciation and amortization	78	84	86	81	329
Operating Income (Loss)	(615)	(763)	143	38	(1,197)
Financing (income)	(4)	(47)	(45)	(48)	(144)
Income tax benefit	-	-	-	(233)	(233)
Net Income (Loss)	$(611)	$(716)	$188	$319	$(820)
EPS, basic	$(0.04)	$(0.05)	$0.01	$0.02	$(0.06)
EPS, diluted	$(0.04)	$(0.05)	$0.01	$0.02	$(0.06)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

ACS statement of operations data for the years ended December 31,

	2007	2006

Net Revenue	$23,487,911	$11,418,554
Cost of Revenue	20,601,600	9,346,927
Contribution Margin	2,886,311	2,071,627
Selling, general and administrative	3,754,175	3,005,241
Depreciation and amortization	328,839	316,304
Operating loss	(1,196,703)	(1,249,918)
Financing (income) expense	(143,719)	63,909
Income tax benefit	(232,754)	-
Net (loss)	$(820,230)	$(1,313,827)

Revenues of American CareSource Holdings are comprised of revenues from ancillary healthcare service claims. Revenues increased 106% to $23,487,911 from $11,418,554 for the year ended December 31, 2007 from the year ended December 31, 2006. Approximately $8.7 million of the increase in revenues from ancillary healthcare service claims was derived from five new clients which began with us in 2007. In addition, revenue from established clients increased approximately $5.1 million during 2007 due to our expansion of services for those clients. Offsetting these increases, revenue from another one of our clients declined during 2007 to approximately $0.7 million from approximately $2.4 million in 2006, as such client entered into agreements with certain service providers independently from us, which we have described in reports previously filed by us with the SEC.

The Company will continue to attempt to increase the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our service providers, administration fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations.  Cost of revenue increased from $9,346,927 for the fiscal year ended December 31, 2006 to $20,601,600 for the fiscal year ended December 31, 2007.  This represents an increase of 120% over the prior year.  Cost of revenue directly related to provider services in 2007 increased by 150% compared to 2006.  This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, and fluctuation in the mix of services provided by the Company.  Administration fees increased 183% in 2007 over the prior year due to the addition of five new clients and expanded relationships with existing clients.  Fixed costs increased 5% in 2007 over the prior year reflecting continued scale of our existing infrastructure.

Contribution margin (net revenue less cost of revenue) for the year ended December 31, 2007 was $2,886,311 compared to $2,071,627 for the year ended December 31, 2006. Contribution margin as a percentage of net revenue for the year ended December 31, 2007 was 12.3% compared to 18.1% for the year ended December 31, 2006. The decline in contribution margin is attributable primarily to more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company and increased administration fees payable to clients. The Company anticipates that it will experience margin expansion as the rate of client volume increases over time as a result of leveraging its fixed cost infrastructure.

Selling, general and administrative expense increased to $3,754,175 for the fiscal year ended December 31, 2007 from $3,005,241 for the fiscal year ended December 31, 2006. These costs consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. Included in the expense for the fiscal year ended December 31, 2007 is a severance charge of $329,981 for our former CEO, Wayne Schellhammer, who resigned effective as of June 30, 2007. The increase in selling and administrative expenses is primarily related to the accrual of bonuses in 2007 and increased stock option compensation expense during the year ended December 31, 2007.  In addition, the Company incurred increased sales commissions associated with our higher sales.

Depreciation and amortization expense remained relatively stable at $328,839 for the fiscal year ended December 31, 2007 compared to $316,304 for the fiscal year ended December 31, 2006.  These expenses include $213,581 of amortization of intangibles that includes $85,516 in amortization of certain software development costs and $128,065 in amortization of the capitalized value of provider contracts that were acquired as part of the acquisition of American CareSource Corporation’s assets by Patient Infosystems (now CareGuide, Inc.) in 2003.

The on-going value of these acquired contracts are re-evaluated each quarter to test for any potential impairment to these assets.  As of December 31, 2007, the Company’s analysis of its goodwill and related intangibles did not indicate any impairment.

Financing (Income)/Expense is comprised of financing costs, interest expenses and other expenses.  The totals are as follows for the fiscal years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Interest (income)	$(200,719)	$(194,097)
Interest expense	10,700	72,806
Debt issuance cost	46,300	185,200
Total other (income) expense	$(143,719)	$63,909

Interest expense decreased to $10,700 for the fiscal year ended December 31, 2007 from $72,806 for the fiscal year ended December 31, 2006.  The decrease resulted from the repayment of the Company’s Wells Fargo line of credit during 2006 and the lack of any other significant debt for the Company. In addition, retirement of debt payable to Patient Infosystems (now CareGuide, Inc.) in February 2007 further contributed to the decline. The Company has fully amortized the debt issuance costs related to its line of credit with Wells Fargo Bank, and as a result, debt issuance costs for the fiscal year ended December 31, 2007 were $46,300 as compared to $185,200 for the fiscal year ended December 31,2006.

Taxes

The Company realized a tax benefit of $232,754 in 2007 and none in 2006.  The 2007 income tax benefit is the result of the Company filing for the Texas margin tax credit carryforward that is available due to the change in the Texas taxation method.  Based on the method upon which the new tax is calculated and the credit that is available, the Company now believes that this amount will be realized for financial statement purposes.  The Company has recorded a full valuation allowance to reduce all other deferred tax assets.  The Company’s deferred tax assets consist primarily of the tax benefit associated with its net operating loss carryforwards.

Our management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets.  The valuation allowance reduces deferred tax assets to approximately $256,000 in 2007 and to zero in 2006, which represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Loss

The Company reported a net loss of $820,230 ($0.06 per share) for the year ended December 31, 2007 as compared to a net loss of $1,313,827 ($0.09 per share) for the year ended December 31, 2006.  The net loss decreased by $493,597 due to increases in net revenues offset by corresponding service provider cost increases, increased client administration fees, the severance expense for our former CEO and increased selling, general and administrative costs.

           Goodwill impairment analysis

The Company evaluated its annual impairment assessment of its goodwill and related intangibles value at December 31, 2007.  As part of its annual goodwill impairment test, the Company prepares a cash flow valuation of its intangibles and the enterprise in total.  There was no indication of impairment in 2007.

Liquidity and Capital Resources

At December 31, 2007, the Company had a working capital surplus of $3,613,135, as compared to a surplus of $4,202,027 at December 31, 2006.  Since its inception, the Company has incurred losses and has relied on external sources of capital, including its capital line of credit for its operational, working capital and capital expenditure needs.

In March 2006, the Company raised approximately $10.0 million in a private placement of approximately two million shares of its Common Stock.  A portion of the proceeds was used to re-pay the $3,650,000 balance of the Wells Fargo Bank, NA $5.0 million credit line.  The Company’s $5.0 million line of credit expired on March 31, 2007 and, as planned, was not renewed.  The remainder of the proceeds from the March 2006 private placement are being used by the Company to fund working capital and for other general corporate purposes.

The Company incurred losses of $820,230 for the fiscal year ended December 31, 2007. These losses were funded by the Company’s available capital. If the Company is unable to reduce its losses, it will continue to reduce its available capital and may be required to identify alternative sources of financing including indebtedness or selling equity. Any such financing would likely be dilutive to current stockholders and could result in significant additional costs.

The Company anticipates that its available cash reserves will be sufficient to fund its operating needs for at least the next twelve months.

Off-balance sheet arrangements

The Company does not have any material off-balance sheet arrangements at December 31, 2007 or December 31, 2006, or for the periods then ended.

Critical Accounting Policies

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the financial statements located at the end of this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management:

Use of Estimates. In preparing the financial statements, the Company uses estimates in determining the economic useful lives and possible impairments of its assets, provisions for doubtful accounts, tax valuation allowances and various other recorded or disclosed amounts. Estimates require management to use its judgment. While we believe our estimates for these matters are reasonable, if the actual amount is significantly different than the estimated amount, the Company’s assets, liabilities or results of operations may be overstated or understated.

Intangible Assets. The value of the Company’s intangible assets was derived from the allocation of the purchase price from the December 31, 2003 acquisition of the assets of American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.). The allocation of the purchase price was based on an independent appraisal of the acquired assets. The amounts assigned to each asset are being amortized on a straight line basis over the expected life of the asset, 5 years for software and 15 years for the service provider contracts. The service provider contracts do not have a specified contract period. Our experience to date demonstrates attrition of approximately 3% per year, implying a greater than twenty year life; however, we believe that 15 years represents a more realistic estimate. Accordingly, the Company has elected to amortize the value of these contracts over 15 years. The on going value of these acquired contracts are re-evaluated each quarter using the discounted cashflow method to test for any potential impairment to this asset that would result from either reduced cash flows or a shorter than anticipated useful life. The contracts are accounted for as a pool of contracts. There will be no additions to the capitalized amounts that were established at the time of the acquisition.  The cost of adding additional providers is considered an ongoing operating expense.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the actual value is significantly less than the estimated value, our assets may be overstated.

Revenue recognition. The Company evaluates its service provider contracts using the indicators of EITF No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.  Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured. The Company acts as a principal under EITF 99-19 when settling claims for service providers through its contracted service provider network for the following reasons:

•
The Company negotiates a contract with the service provider and also negotiates separate contracts with client payors. Neither the service provider nor the payor can look through the Company and claim directly against the other party.  Each service provider contracts with the Company only, and not with the payor.  Likewise, each payor contracts with the Company only and not with the service provider.  Each party deals directly with the Company and does not deal with each other directly.

•	The Company determines through negotiations which service provider will be included or excluded in the network to be offered to the client payor, based on price, access, etc.

•	The Company does not earn a fixed dollar amount per client transaction regardless of the amount billed to clients or earn a stated percentage of the amount billed to its clients.

•	The Company is responsible to its service providers for processing the claims and managing the claims its adjustor processes.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with its service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from a payor and the negotiated amount paid to a service provider.

When claims are recorded gross, the payor's payment to the Company is recorded as revenue and the Company's payment to the service provider is recorded as cost of revenue in the statement of operations. The Company does, however, record revenue on a net basis when an agency relationship exists. When the Company receives a fee for claims processing and there are no financial risks to the Company, then only the claims processing fee is recorded as revenue.

The Company does not have responsibility to collect co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of sales.

Pending Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   Statement No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under Statement No. 157, fair value measurements are disclosed by level within that hierarchy.  The requirements of Statement No. 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.  The Company is currently assessing the potential effect of Statement No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, “Fair Value Measurements.”  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Item 8.                      Financial Statement and Supplementary Data.

The Company’s financial statement and supplementary data required to be filed pursuant to this Item 8 are located at the end of this Annual Report on Form 10-K, beginning on page F-1.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and FinancialDisclosure.

None.

Item 9A(T).              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting by the Company.  “Internal control over financial reporting” is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditure of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Management based its assessment on criteria for effective internal control over financial reporting described in the Securities and Exchange Commission’s Commission Guidance Regarding Management’s Report on Internal Control over Financial Reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that, as of December 31, 2007,  the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected our internal controls over financial reporting or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.     Other Information

On March 26, 2008, in accordance with the recommendation of the Compensation Committee, the Board of Directors of the Company approved a management bonus plan (the “Bonus Plan”) for its Chief Executive Officer, Chief Financial Officer, Vice President of Network Development, Vice President of Operations, Vice President of Information Technology and other key director level employees of the Company to be identified by the Chief Executive Officer.  The Bonus Plan ties payment of future bonuses to the achievement of measurable performance metrics, including two key financial measurements and individual objectives.  Target bonus payouts range from 20% to 60% of base salary.  Maximum bonus payouts for employees at the director and Vice President level are 125% and 150% of base salary, respectively.  The Chief Executive Officer and Vice President/Officers are not subject to a maximum bonus payout.

On March 26, 2008, the Board of Directors of the Company approved the compensation of certain members of senior management, in accordance with the recommendations of the Compensation Committee, consisting of 2008 base salary levels, cash bonuses for the year ended December 31, 2007, 2008 annual bonus target percentages, and awards of stock options to purchase shares of the Company’s Common Stock.  Our Chief Executive Officer David S. Boone’s base salary was increased from $265,000 to $300,000 and he received a cash bonus of $86,449 for the year ended December 31, 2007.  Steven J. Armond, Chief Financial Officer, and Kurt Fullmer, Vice President of Operations and Information Technology, received base salary increases of not more than $25,000 each and cash bonuses for the year ended December 31, 2007 of not more than $20,000 each.  The 2008 target bonus percentage for Mr. Boone is 60% of base salary.  The target bonus percentage for Messrs. Armond and Fullmer and Ms. Cornelia Outten, Vice President of Network Development, is 50%  of base salary.  In addition, options to purchase 135,000, 75,000, 60,000 and 45,000 shares of the Company’s Common Stock were granted to Messrs. Boone, Armond, Fullmer and Ms. Outten, respectively.  The stock options were awarded pursuant to the terms of the Company’s Amended and Restated 2005 Stock Option Plan, are exercisable at the closing price of the Company’s Common Stock on March 26, 2008 (the grant date), and vest 25% on the first anniversary of the grant date and thereafter 1/36th per month over the following three years.

On March 26, 2008, in accordance with the recommendation of the Compensation Committee, the Board of Directors approved a base salary for its Executive Chairman, Edward B. Berger, retroactive to February 1, 2008, of $120,000 per year, and also approved the payment of a $20,000 cash bonus to the Executive Chairman for the year ended December 31, 2007.

In addition, on March 26, 2008, the Board approved the payment of a director’s fee of $1,000 per meeting to be paid to each member of the Board of Directors and an additional annual fee for the Chairman of the Audit Committee of $2,500.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Ethics which is set forth below, the information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 20, 2008, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2007.

The Board of Directors of the Company has adopted a Code of Ethics, attached hereto as Exhibit 14.1, which defines the ethical principles which govern the conduct of all senior officers of the Company, including our chief executive officer, chief operating officer, chief financial officer and principal accounting officer.  The Code of Ethics is available to stockholders at our website, www.anci-care.com.

Item 11.                      Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 20, 2008, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2007.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information at December 31, 2007

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights, (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,000,563	$1.41	948,559
Equity compensation plans not approved by security holders	0	0	0
Total	2,000,563	$1.41	948,559

In addition, warrants to purchase 2,122,502 shares of Common Stock of the Company are issued and outstanding as compensation to certain guarantors (including two of our directors) of Company debt that has since been retired by the Company, as part of compensation to the placement agent in connection with a March 2006 private placement of the Company’s Common Stock, and to a client of the Company as partial compensation for services performed by the client under the Company’s agreement with the client.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants

Series A (1)	1,096,491	$0.40

Series B (2)	641,059	$0.49

Series C (3)	159,952	$5.50

Series D (4)	225,000	$1.84

Total Warrants Outstanding	2,122,502	$0.96

(1)
Series A warrants were granted on January 20, 2005 to John Pappajohn and Derace L. Schaffer in conjunction with the personal guarantees associated with the Company’s $3,000,000 line of credit with Wells Fargo Bank, NA.

(2)
Series B warrants were granted on August 9, 2005 to John Pappajohn, Derace L. Schaffer and Matthew P. Kinley in conjunction with increasing the Company’s line of credit with Wells Fargo Bank, NA from $3,000,000 to $4,000,000 and the associated increase in the personal guarantees.

(3)	Service warrants were granted as part of the compensation to Laidlaw and Company in connection with the Company’s March 2006 private placement.

(4)
These warrants were granted on May 21, 2007 to Corporate Health Plans of America, Inc., an affiliate of the Company’s client, Texas True Choice, Inc. (“Texas True Choice”), as partial compensation to Texas True Choice for services to be performed by it pursuant to an ancillary care services network access agreement between the Company and Texas True Choice.

The other information required by this Item 12 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 20, 2008, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2007.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 20, 2008, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2007.

Item 14.                      Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 20, 2008, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2007.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)           Financial Statements

The following financial statements are set forth in Item 8 hereof:

(2)           Financial Statement Schedules

None.

(3)           Exhibits

Reference is made to the Exhibit Index following this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American CareSource Holdings, Inc.

We have audited the consolidated balance sheets of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of American CareSource Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year then ended and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa
March 31, 2008

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,272,498	$5,025,380
Accounts receivable	3,651,203	1,334,950
Prepaid and other current assets	409,445	33,515

Total current assets	8,333,146	6,393,845

NET PROPERTY AND EQUIPMENT	332,450	266,555

OTHER ASSETS
Certificate of deposit restricted	145,000	145,000
Deferred taxes	255,731	-
Other non-current assets	237,246	-
Net intangible assets	1,494,238	1,707,819
Goodwill	4,361,299	4,361,299

Total other assets	6,493,514	6,214,118

Total assets	$15,159,110	$12,874,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to service providers	$3,344,278	$1,077,174
Accounts payable and other accrued liabilities	1,320,036	761,926
Current maturities of long-term debt	55,697	352,718

Total current liabilities	4,720,011	2,191,818

LONG-TERM DEBT	50,348	101,541

Total liabilities	4,770,359	2,293,359

STOCKHOLDERS’ EQUITY

Common stock, par value $0.01, 40,000,000 shares authorized and 14,668,416 and 14,484,115 issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	146,684	144,841
Preferred stock, par value .01, 10,000,000 shares authorized and none outstanding as of December 31, 2007 and 2006	-	-
Additional paid-in-capital	17,613,880	17,034,201
Deferred debt issuance cost	-	(46,300)
Accumulated (deficit)	(7,371,813)	(6,551,583)

Total stockholders’ equity	10,388,751	10,581,159

Total liabilities and stockholder’s equity	$15,159,110	$12,874,518

See Notes to Consolidated Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues:
Ancillary health	$23,487,911	$11,323,217
Patient claims processing	-	95,337

Total revenues	23,487,911	11,418,554

Total costs of revenues	20,601,600	9,346,927

Contribution margin	2,886,311	2,071,627

Selling, general and administrative expense	3,754,175	3,005,241
Depreciation and amortization	328,839	316,304

Total operating expenses	4,083,014	3,321,545

Operating (loss)	(1,196,703)	(1,249,918)

Financing (income) expenses:

Interest (income)	(200,719)	(194,097)
Interest expense	10,700	72,806
Debt issuance cost	46,300	185,200

Total financing (income)/expenses	(143,719)	63,909

Net (loss) before income taxes	(1,052,984)	(1,313,827)
Income tax benefit	(232,754)	-

Net (Loss)	$(820,230)	$(1,313,827)

Net (Loss) per share – basic and diluted	$(0.06)	$(0.09)
Weighted Average Shares Outstanding – basic and diluted	14,546,796	14,129,762

See Notes to Consolidated Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Shares	Amount	Additional Paid-In Capital	Deferred Debt Issuance Cost	Accumulated (Deficit)	Total

Balance, December 31, 2005	12,368,809	$123,688	$7,734,825	$(231,500)	$(5,237,756)	$2,389,257
Issue of 1,999,400 common stock shares	1,999,400	19,994	8,585,993	-	-	8,605,987
Issue of common stock warrants	-	-	463,861	-	-	463,861
Exercise of stock options	115,906	1,159	35,943	-	-	37,102
Option compensation expense	-	-	213,579	-	-	213,579
Amortization of warrants associated with deferred debt	-	-	-	185,200	-	185,200
Net (loss)	-	-	-	-	(1,313,827)	(1,313,827)

Balance, December 31, 2006	14,484,115	144,841	17,034,201	(46,300)	(6,551,583)	$10,581,159
Issuance of 225,000 common stock warrants for payment of client management fees	-	-	105,825	-	-	105,825
Exercise of stock options	184,301	1,843	55,796	-	-	57,639
Option compensation expense	-	-	418,058	-	-	418,058
Amortization of warrants associated with debt	-	-	-	46,300	-	46,300
Net (loss)	-	-	-	-	(820,230)	(820,230)

Balance, December 31, 2007	14,668,416	$146,684	$17,613,880	$-	$(7,371,813)	$10,388,751

See Notes to Consolidated Financial Statements.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(820,230)	$(1,313,827)

Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	328,839	316,304
Compensation expense related to warrants	46,300	185,200
Stock option compensation	418,058	213,579
Client management fee expense related to warrants	35,276	-
Deferred taxes	(255,731)	-
Gain on disposal of assets	-	(32,755)
Changes in operating assets and liabilities
Accounts receivable	(2,316,253)	(852,791)
Prepaid and other assets	(542,626)	(3,364)
Due to service providers	2,267,104	690,957
Accounts payable and other accrued liabilities	558,110	409,543
Net cash used in operating activities	(281,153)	(387,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(181,153)	(234,376)
Proceeds from sales of equipment	-	73,462
Purchase of Certificate of Deposit	-	(145,000)
Net cash used in investing activities	(181,153)	(305,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit, net	-	(3,450,000)
Proceeds from long term debt	-	135,000
Payments on long term debt	(348,215)	(96,901)
Net proceeds from the sale of capital stock	-	9,069,848
Net proceeds from the exercise of stock options	57,639	37,102

Net cash provided by (used in) financing activities	(290,576)	5,695,049

Net increase (decrease) in cash and cash equivalents	(752,882)	5,001,981

Cash and cash equivalents at beginning of year	5,025,380	23,399
Cash and cash equivalents at end of year	$4,272,498	$5,025,380

SUPPLEMENTAL CASH FLOW INFORMATION, cash paid for interest	$30,101	$52,532

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCIAL ACTIVITIES
Warrants issued in payment of client management fees	105,825	-
Warrants issued for stock issuance	-	463,861

See Notes to Consolidated Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Organization and Description of business:  Essentially all of the outstanding shares of common stock of American CareSource Holdings, Inc. (the “Company” or “American CareSource Holdings”), a Delaware corporation, were distributed by dividend to the stockholders of Patient Infosystems, Inc. (“Patient Infosystems”) on December 23, 2005.  Public trading of the Company’s common stock commenced on December 28, 2005 under the symbol ACSH.OB on the Over the Counter Bulletin Board Market (“OTC Bulletin Board”).  The Company’s common stock was listed for trading on the American Stock Exchange on October 19, 2006 under the symbol XSI.

American CareSource Holdings has one wholly owned subsidiary, Ancillary Care Services, Inc.

The Company’s predecessor was formed as Physician’s Referral Network in 1995 and merged into Health Data Solutions, Inc. in October 1997.  At the time of such merger, Health Data Solutions changed its name to American CareSource Corporation.  American CareSource Corporation was acquired by Patient Infosystems on December 31, 2003.  The Company was incorporated on November 24, 2003 as a wholly-owned subsidiary of Patient Infosystems in order to facilitate Patient Infosystems’ acquisition of substantially all of the assets of American CareSource Corporation.

The Company is in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers.  The Company markets its products to insurance companies, third party administrators, and preferred provider organizations.

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

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues are recorded gross when services by providers have been authorized and performed and collections from third party payors are reasonably assured.  The Company acts as principal under EITF 99-19 when settling claims for service providers through its contracted service provider network for the following reasons:

The Company negotiates a contract with the service provider and also negotiates a separate contract with the client payor.  Neither the service provider nor the payor can look through the Company and claim directly against the other party.  Each service provider contracts with the Company only, and not with the payor. Likewise, each payor contracts with the Company only and not with the service provider.  Each party deals directly with the Company and does not deal with each other directly.

The Company determines through negotiations which service providers will be included or excluded in the network to be offered to the client payor based on price, access, etc.

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

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does record an allowance on all sales reported as gross to arrive at a net revenue number.  Copayments, deductibles and co-insurance can all impact the collectability of each individual claim.  While the Company is able to re-price a claim and accurately estimate what it should be paid for the service, the presence of co-pays, deductibles and coinsurance can all affect the ultimate collectability of the claim.  In addition, the Company’s collection experience with each payor varies.  The Company records an allowance against gross revenue to better estimate collectability.  This allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience each quarter.

Accounts receivable:  Accounts receivable are reported at amounts expected to be received from third party payors and other customers.  These amounts are net of an allowance to adjust for expected collectability.

Fair value of financial instruments:  The Company’s financial instruments consist primarily of cash and cash equivalents, a certificate of deposit, accounts receivable, accounts payable, accrued expenses and long-term debt.  The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

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

The estimated useful lives of property and equipment are as follows:

Leasehold improvements	5 years
Computer equipment	3 years
Furniture and fixtures	7 years
Software	3 - 5 years

Costs of revenues:  Costs of ancillary health revenues consist of expenses due to providers for providing patient services, the related direct labor and administrative fees for providing the service, direct labor and overhead to administer the patient claims processing and administration.  The Company is not liable for costs incurred by independent contract service providers until payment is received by the Company from the respective payors.  The Company recognizes actual or estimated liabilities to independent contract service providers as related revenues are recognized.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Warrants:  The Company has issued warrants to stockholders and directors in exchange for a guarantee of Company debt.  The warrants were valued at $376,646 as of the dates of the grants using the fair value method.  The exercise price of these warrants ranges from $0.40 - $0.49.  These deferred debt issuance costs were amortized to expense over the life of the guarantee.

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

Concentration of revenues:  The Company has three customers that each comprise a significant portion of the Company’s revenue.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of these customers:

	Twelve Months Ended December 31, 2007			Twelve Months Ended December 31, 2006

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$1,964,000	$15,195,000	65%	$826,000	$8,183,000	72%
Customer B	1,473,000	6,633,000	28%	-	-	0%
Customer C	42,000	684,000	3%	287,000	2,442,000	21%
All Others	172,000	976,000	4%	222,000	794,000	7%
	$3,651,000	$23,488,000	100%	$1,335,000	$11,419,000	100%

Stock-Based Compensation:

At December 31, 2007, the Company has a stock based compensation plan, which is described more fully in Note 6.  Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB25, and related Interpretations, as permitted by SFAS 123.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under thistransition method, compensation cost recognized in the year ended December 31, 2006, included: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions for SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R).  Results for prior periods have not been restated.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets:  Intangible assets consist of provider contracts and internally developed claims payment and billing software.  Each of these items is being amortized using the straight line method over its expected useful life, 5 years for the software and 15 years for the provider contracts.  Our experience to date is that we have approximately 3% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2007, there is no impairment of this intangible asset.  The cost of adding additional providers is considered an ongoing operating expense.

The following is a summary of the intangible assets as of December 31, 2007 and 2006:

		2007	2006
	Gross Carrying Amount	Accumulated Amortization	Accumulated Amortization
Software	$427,581	$342,065	$256,549
Provider Contracts	1,920,984	512,262	384,197
	$2,348,565	$854,327	$640,746

Amortization expense was approximately 214,000 for each of the years ended December 31, 2007 and 2006.

Estimated aggregated amortization expenses for the next five years are as follows:

Estimated Amortization Expense

Year ending December 31:
2008	$214,000
2009	128,000
2010	128,000
2011	128,000
2012	128,000
$726,000

Goodwill is tested annually for impairment based on the valuation of the Company’s stock.  Management deemed there was no impairment as of December 31, 2007 and 2006.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development:  Research and development costs are expensed as incurred.  The Company capitalizes costs associated with internal software development.  Capitalized internal software is depreciated over a period of 5 years.

Earnings per common share:  Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during each of the periods.  Diluted earnings per share is the same amount because all outstanding stock equivalents have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified three states as major tax jurisdictions, as defined by FIN 48, its federal income tax return and its state income tax..  The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2003. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

Pending Accounting Pronouncements:

In September 2006, FASB issued FASB Statement No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   Statement No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under Statement No. 157, fair value measurements are disclosed by level within that hierarchy.  The requirements of Statement No. 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.  The Company is currently assessing the potential effect of Statement No. 157 on its financial position, results of operations and cash flows.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Note 2.   Property and Equipment

Property and equipment consist of the following:

	2007	2006

Computer equipment	$257,938	$184,071
Software	231,948	132,051
Furniture and fixtures	122,382	116,275
Leasehold improvements	33,149	31,867
	645,417	464,264
Less accumulated depreciation and amortization	(312,967)	(197,709)
	$332,450	$266,555

Included in property and equipment is equipment held under capitalized leases as follows:

	2007	2006

Computer Equipment	$47,179	$47,179
Less accumulated amortization	(43,248)	(27,521)
	$3,931	$19,658

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Long-Term Debt

Long-term debt consists of the following:

	2007	2006

Note payable to CareGuide, Inc. (formerly Patient Infosystems, Inc.)	$0	$300,505

Note payable due in monthly installments of approximately $4,200 including interest at 6.5%, maturing in September 2009. Debt is secured by a CD held with lender	81,939	121,263

Capital lease obligations	24,106	32,491
	106,045	454,259
Less current maturities	(55,697)	(352,718)
Long-term debt, less current maturities	$50,348	$101,541

Approximate scheduled payments in each of the next five years and thereafter on the debt and capital lease obligations are as follows:

Year ending December 31:
2008	$56,000
2009	47,000
2010	3,000
$106,000

Note 4. Income Taxes

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 34% as a result of approximately the following:
	2007	2006
Computed “expected” tax benefit	$(365,000)	$(447,000)
Change in the valuation allowance for deferred tax assets	456,000	588,000
Tax benefit of stock options exercised	(85,000)	(187,000)
Texas margin tax credit carryforward	(262,000)	-
State taxes	29,000	-
Other	(6,000)	46,000
Total income tax (benefit)	$(233,000)	$-

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The current year income tax benefit is the result of the Company filing for the Texas margin tax credit that is available due to the change in the Texas taxation method.  Based on the method that the new tax is calculated and the credit that is available the Company now believes that this amount will be realized for financial statement purposes.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	2007	2006
Deferred tax assets:
Operating loss carryforward	$2,107,000	$1,904,000
Accounts receivable allowance	64,000	-
Fixed assets	4,000	-
Warrants	143,000	115,000
Texas tax credit carryforward	256,000	-
Stock option compensation	205,000	73,000
Accrued expenses	194,000	39,000
Total deferred tax assets	2,973,000	2,131,000
Deferred tax liabilities:
Goodwill	(195,000)	(78,000)
Fixed assets	-	(4,000)
Prepaid expense	(21,000)	(4,000)
Total deferred tax liabilities	(216,000)	(86,000)

Net deferred tax assets	2,757,000	2,045,000
Valuation allowance	(2,501,000)	(2,045,000)
Deferred tax assets, net of valuation allowance	$256,000	$-

The valuation allowance increased $456,000 and $588,000 during the year ended December 31, 2007 and 2006, respectively.

The Company has a net operating loss carryforward of approximately $6,197,000 which expires in 2024 through 2027.

The income tax expense (benefit) shown on the statement of operations for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006
Current	$22,977	$-
Deferred	(255,731)	-
	$(232,754)	$-

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Commitments and Contingencies

Operating leases:  The Company leases certain equipment and office space under noncancelable lease agreements, which expire at various dates through March 2013.

At December 31, 2007 minimum annual lease payments for operating and capital leases are approximately as follows:

	Capital Leases	Operating Leases	Total

2008	$12,000	$169,000	$181,000
2009	12,000	200,000	212,000
2010	3,000	202,000	205,000
2011	--	197,000	197,000
2012	--	196,000	196,000
Thereafter	--	49,000	49,000

Total minimum lease payments	27,000	1,013,000	1,040,000
Less amount representing interest at 9.5%	(3,000)	---	(3,000)
	$24,000	$1,013,000	$1,037,000

Rent expense related to operating leases was approximately $172,000 and $143,000 for the years ended December 31, 2007 and 2006, respectively.

Employment agreements:  The Company has executed employment agreements with two employees effective through various dates from April 2008 to October 2010, providing for minimum annual salaries and incentives.  In addition, the Company had employment agreements providing for general terms of employment in effect with two additional employees effective through January 2008 which were not renewed upon their expiration.

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

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shares of common stock reserved for future grants under the plan were 948,559 and 285,231 December 31, 2007 and 2006 respectively.

Under the Stock Option incentive plan, the compensation cost that has been charged against income for the year ended December 31, 2007 and 2006 was $418,058 and $213,579, respectively.  No income tax benefit has been recognized in the consolidated statement of operations for share-based compensation arrangements for the years ended December 31, 2007 and 2006 due to the fact that the Company has net operating loss carryforwards for which a full valuation allowance has been established.  At the time the tax benefit of those net operating loss carryforwards is realized, approximately $84,000 of such benefit related to the share based compensation deduction will be credited directly to additional paid in capital.

The non-qualified options granted to employees and outside directors under American CareSource Holdings, Inc.’s Stock option incentive plan become exercisable in cumulative installments over periods of one to four years and expire after 10 years.  The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.  Volatility is calculated using an analysis of historical volatility.  The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility.  The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling one-year average.  The Company believes the historical experience method is the best estimate of future exercise patterns currently available.  The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.  The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2007	2006
Weighted average grant date fair value	$1.17	$2.53
Weighted average assumptions used
Expected volatility	66.0%	111.0%
Expected lives	3.2 years	5 years
Risk free interest rate	5.7%	6.5%
Forfeiture rate	24.3%	3.8%

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity follows:

	Outstanding	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2005	1,608,738	$0.33

Options granted during the year ended December 31, 2006	408,000	$3.22

Options forfeited by holders during the year
ended December 31, 2006	(52,640)	$2.56

Options exercised during the year ended December 31, 2006	(115,906)	$0.32

Options outstanding at December 31, 2006	1,848,192	$0.90

Options granted during the year ended December 31, 2007	779,488	$2.38

Options forfeited by holders during the year
ended December 31, 2007	(442,816)	$1.45

Options exercised during the year ended December 31, 2007	(184,301)	$0.31

Options outstanding at December 31, 2007	2,000,563	$1.41

Options exercisable at December 31, 2007	1,290,298	$0.93

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Outstanding	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

Under $1.00	1,029,146	7.4	$0.33	904,734	$0.33
$1.00 - $2.00	492,000	9.2	$1.86	297,912	$1.87
$2.01 - $3.00	235,750	9.3	$2.54	30,708	$2.55
$3.01 - $4.00	193,667	9.7	$3.53	26,389	$3.72
Greater than $4.01	50,000	8.2	$5.60	30,555	$5.60

The total intrinsic value of options outstanding at December 31, 2007 and 2006 was $3,583,650 and $2,232,320, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2007 and 2006 was $2,925,782 and $1,263,572, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $296,562 and $550,789, respectively.

AMERICAN CARESOURCE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, there was approximately $910,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.4 years.

American CareSource has warrants outstanding and exercisable for the purchase of 1,953,752 shares of common stock at December 31, 2007, with warrants for another 56,250 shares scheduled to vest on May 21, 2008, 2009 and 2010.  American CareSource valued the warrants using the Black-Scholes-Merton method.  As of December 31, 2007, there was approximately $316,000 of total unrecognized cost related to non-vested warrants.  The weighted average exercise price at December 31, 2007 was $0.89. These warrants expire five years after issuance.  The weighted average remaining life of the warrants is 2.5 years.

Note 7.   Related Party Transactions

In 2007, the Company engaged the services of Michael McComb, who has a familial relationship with Director and Chairman Edward Berger.  The Company paid Mr. McComb approximately $10,000 for management consulting services.

American CareSource Holdings reimbursed a Director, John Pappajohn, approximately $12,000 for business related expenses in 2007.  The Company made similar payments of approximately $20,000 to Mr. Pappajohn in 2006.

In 2006, the Company issued 100,000 options with a fair value of $113,028 to David George, who was at the time a Director of the company, for consulting services through 2007.  The strike price of the options was set at the market price of the stock at the date of grant.  The options vested over 12 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ David S. Boone	March 31, 2008
David S. Boone Chief Executive Officer (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edward B. Berger	March 31, 2008
Edward B. Berger Executive Chairman and Director	Date

By: /s/ David S. Boone	March 31, 2008
David S. Boone Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Steven J. Armond	March 31, 2008
Steven J. Armond Chief Financial Officer (Principal Financial Officer)	Date

By: /s/ Steven M. Phillips	March 31, 2008
Steven M. Phillips Controller, Principal Accounting Officer (Principal Accounting Officer)	Date

By: /s/ Kenneth S. George	March 31, 2008
Kenneth S. George Director	Date

By: /s/ John N. Hatsopoulos	March 31, 2008
John N. Hatsopoulos Director	Date

By: /s/ Derace L. Schaffer	March 31, 2008
Derace L. Schaffer Director	Date

By: /s/ John Pappajohn	March 31, 2008
John Pappajohn Director	Date

By: /s/ John W. Colloton	March 31, 2008
John W. Colloton Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1(1)	Certificate of Incorporation of American CareSource Holdings, Inc.

3.2(1)	By-Laws

3.3(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated May 25, 2005

3.4(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated June 2, 2005

3.5(3)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated November 14, 2005

3.6(4)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.

3.7(4)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.

3.8(4)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.

3.9(4)	Certificate of Incorporation of Ancillary Care Services, Inc.

4.1(6)	Amended and Restated 2005 Stock Option Plan

4.2(2)	Specimen Stock Certificate

10.01(2)*	Employment Agreement dated October 11, 2004 between American CareSource Holdings, Inc. and Wayne A. Schellhammer

10.02(2)*	Employment Agreement dated May 1, 2005, between American CareSource Holdings, Inc. and David Boone

10.03(7)*	Employment Agreement dated September 1, 2006 between American CareSource Holdings, Inc. and Kurt Fullmer

10.04(7)*	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Maria Baker

10.05(7)*	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Jennifer Boone

10.06(9)*	Employment Agreement dated October 12, 2007 between American CareSource Holdings, Inc. and Steven J. Armond

10.07(8)*	Separation Agreement and General Release dated July 12, 2007 between American CareSource Holdings, Inc. and Wayne Schellhammer

10.08*	Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten

10.09*	Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich

10.10(4)	Form of Registration Rights Agreement used in March 2006 private placement

10.11(4)	Form of Subscription Agreement used in March 2006 private placement

10.12(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated January 27, 2005).

10.13(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated January 27, 2005).

10.14(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated August 15, 2005).

10.15(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated August 15, 2005).

10.16(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and among American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant dated August 15, 2005).

10.17(5)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

14.1	Code of Ethics

20.1(5)	Governance and Nominating Committee Charter

20.2(5)	Audit Committee Charter

20.3(5)	Compensation Committee Charter

21.1	Subsidiaries

23.1	Consent of McGladrey & Pullen LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Accounting Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of this report.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit toAmendment No. 1 to the Form SB-2 filed May 13, 2005 and incorporated herein byreference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 5 to the Form SB-2 filed August 12, 2005 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 8 to the Form SB-2 filed November 18, 2005 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

(6)
Previously filed with the Securities and Exchange Commission as Exhibit A to Amendment No. 1 to the Proxy Statement for the 2007 Annual Meeting of Stockholders filed May 1, 2007 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed July 17, 2007 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed November 13, 2007 and incorporated herein by reference.