Form 10-Q
period 2008-03-31
American Caresource Holdings, Inc.
filed 2008-05-15
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-Accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2008, 15,067,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding.

 TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

ii

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of
Assets	March 31, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$5,857,094	$4,272,498
Accounts receivable (less allowance for losses of $358,158 in 2008 and $189,556 in 2007)	3,248,579	3,651,203
Prepaid and other current assets	427,195	409,445
Total current assets	9,532,868	8,333,146

Property and equipment, net	388,504	332,450

Other Assets
Certificate of deposit, restricted	145,000	145,000
Deferred income taxes Other non-current assets Intangible assets	255,731 164,507 1,440,843	255,731 237,246 1,494,238
Goodwill	4,361,299	4,361,299
Total other assets	6,367,380	6,493,514
Total assets	$16,288,752	$15,159,110

Liabilities and stockholders’ equity

Current Liabilities
Due to service providers	$3,709,889	$3,344,278
Accounts payable and accrued liabilities	1,288,963	1,320,036
Current maturities of long-term debt	56,697	55,697
Total current liabilities	5,055,549	4,720,011

Long-term debt	35,784	50,348

Total liabilities	5,091,333	4,770,359

Stockholders’ equity:

Common stock-par value $0.01, 40,000,000 shares authorized and 15,067,423 and 14,668,416 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	150,674	146,684

Preferred stock-par value $0.01, 10,000,000 shares authorized and none outstanding	-	-

Additional paid-in-capital	17,897,140	17,613,880
Accumulated deficit	(6,850,395)	(7,371,813)

Total stockholders’ equity	11,197,419	10,388,751

Total liabilities and stockholders’ equity	$16,288,752	$15,159,110

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Net revenue	$11,505,675	$2,266,569
Total cost of revenues	9,801,122	2,101,643

Contribution margin	1,704,553	164,926

Selling, general, and administrative expense	1,112,854	694,421
Depreciation and amortization	92,067	78,074

Total operating expense	1,204,921	772,495

Operating income (loss)	499,632	(607,569)
Financing (income) expenses:
Interest income	(40,668)	(53,874)
Interest expense	1,838	11,071
Debt issuance cost	—	46,300

Total financing (income) expenses	(38,830)	3,497

Net income (loss) before income taxes	538,462	(611,066)
Income tax provision	17,044	—

Net income (loss)	$521,418	$(611,066)

Earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)

Basic weighted average common shares outstanding	14,880,266	14,486,749
Diluted weighted average common shares outstanding	17,255,201	14,486,749

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2007	14,668,416	$146,684	$17,613,880	$(7,371,813)	$10,388,751
Exercise of stock options	399,007	3,990	125,735	—	129,725
Stock-based compensation expense	—	—	157,525	—	157,525
Net income	—	—	—	521,418	521,418
Balance March 31, 2008	15,067,423	$150,674	$17,897,140	$(6,850,395)	$11,197,419

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$521,418	$(611,066)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	157,525	49,536
Depreciation and amortization	92,067	78,074
Amortization of debt issuance costs	—	46,300
Client management fee expense related to warrants	13,228	—
Changes in operating assets and liabilities:
Accounts receivable	402,624	384,844
Prepaid and other current assets	41,761	(25,660)
Accounts payable and accrued liabilities	(31,073)	(22,287)
Due to service providers	365,611	(445,683)
Net cash provided by (used in) operating activities	1,563,161	(545,942)

Cash flows from investing activities:
Purchase of property and equipment	(94,726)	(18,833)
Net cash used in investing activities	(94,726)	(18,833)

Cash flows from financing activities:
Payments on long-term debt	(13,564)	(309,659)
Net proceeds from the exercise of stock options	129,725	1,924
Net cash provided by (used in) financing activities	$116,161	(307,735)

Net increase (decrease) in cash and cash equivalents	$1,584,596	(872,510)

Cash and cash equivalents at beginning of period	4,272,498	5,025,380
Cash and cash equivalents at end of period	$5,857,094	$4,152,870

Supplemental disclosures cash flow information:
Cash paid for interest	$1,838	$29,931

See notes to unaudited consolidated financial statements.

AMERICAN CARESOURCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the period ended March 31, 2008

Note 1.  Description of Business and Basis of Presentation

American CareSource Holdings, Inc., a Delaware corporation (the “Company,” “American CareSource Holdings,” “ACS,” “we,” “our,” “us,” or the “Registrant”), is in the business of delivering ancillary healthcare services for employment groups through its national network of ancillary care providers. The Company markets its products to insurance companies, third-party administrators and preferred provider organizations.  American CareSource Holdings has one wholly owned subsidiary, Ancillary Care Services, Inc. (“Care Services”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”). Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2008 and December 31, 2007 and operating result amounts are for the three months ended March 31, 2008 and 2007, and include all normal and recurring adjustments that we consider necessary for the fair summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

Note 2.  Revenue Recognition

The Company evaluates its service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

Revenues are recorded gross when services by providers have been authorized and performed and collections from third-party payors are reasonably assured. The Company acts as principal under EITF 99-19 when settling claims for service providers through its contracted service provider network for the following reasons:

•
The Company negotiates a contract with the service provider and also negotiates separate contracts with the payor. Neither the service provider nor the payor can look through the Company and claim directly against the other party. Each service provider contracts with the Company only, and not with the payor.  Likewise, each payor contracts with the Company only, and not with the service provider.  Each party deals directly with the Company and does not deal directly with each other.

•	The Company determines through negotiations which service providers will be included in or excluded from the network to be offered to the client payor based on, among other things, price and access.

•	The Company does not earn a fixed dollar amount per client transaction regardless of the amount billed to clients or earn a stated percentage of the amount billed to its clients.

•	The Company is responsible to the service provider for processing claims and managing the claims its adjustors process.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to service providers.

When claims are recorded gross, the payor’s payment to the Company is recorded as revenue and the Company’s payment to the service provider is recorded as cost of revenue in the statement of operations.
The Company does not have responsibility for collecting co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected are not recorded as either revenue or cost of revenues.

The Company records an allowance on all sales reported as gross to arrive at a net revenue amount. Co-payments, deductibles and co-insurance can all affect the collectability of each individual claim. While the Company is able to re-price a claim and accurately estimate what should be paid for the service, the presence of co-pays, deductibles and co-insurance can all affect the ultimate collectability of the claim. In addition, the Company’s collection experience with each payor varies.  The Company records an allowance against gross revenue to better estimate collectability. This allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience each quarter.

During the three months ended March 31, 2008, two of the Company’s customers comprised a significant portion of the Company’s revenue.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those customers:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$1,833,000	$7,067,000	61%	$584,000	$1,859,000	82%
Customer B	1,188,000	4,015,000	35%	113,000	40,000	2%
All Others	228,000	424,000	4%	253,000	368,000	16%
	$3,249,000	$11,506,000	100%	$950,000	$2,267,000	100%

Note 3.    Earnings Per Share

Earnings (loss) per common share - basic represents income or (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the periods presented. The diluted earnings (loss) per common share amounts were computed using the weighted average number of common shares outstanding during the period, adjusted for the effect of dilutive potential common shares equivalents, which consists of outstanding stock options and warrants.

The following table details the reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income (loss)	$521,418	$(611,066)
Denominator:
Weighted-average basic common shares outstanding	14,880,266	14,486,749
Assumed conversion of dilutive securities:
Stock options	859,796	-
Warrants	1,515,139	-
Potentially dilutive common shares	2,374,935	-
Denominator for diluted earnings
per share - Adjusted weighted-average shares	17,255,201	14,486,749

Earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)

Note 4.  Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Notes payable to Capital One Bank, $135,000 due September 2009, due in monthly installments of approximately $4,143, including interest at 6.5%	$70,787	$81,939
Capital lease obligations	21,694	24,106
	92,481	106,045
Less current maturities	(56,697)	(55,697)
Long-term debt, less current maturities	$35,784	$50,348

Note 5.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”)  SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.   We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  Our adoption of this standard on January 1, 2008 did not have a material impact on our consolidated financial statements.

The Company was required to adopt SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) for the fiscal year beginning January 1, 2008. SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are measured differently. The Company does not expect to voluntarily implement the optional fair value measurements portions of SFAS No. 159 for eligible items.  The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position or results of operations as we elected not to adopt fair value accounting on applicable financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other “forward-looking” information.

We believe it is important to communicate to our stockholders and potential investors not only the Company’s current condition, but management’s forecasts about the Company’s future opportunities, performance and results, including, for example, information with respect to potential margin expansion, cash reserves and other financial items, and our strategies and prospects.  However, forward-looking statements are based on current expectations and assumptions and are subject to substantial risks and uncertainties, including, but not limited to, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of geopolitical events and changes in government regulations, general economic conditions and economic factors in the country and the healthcare industry, and other risk factors as may be listed from time to time in the Company’s filings with the SEC. In evaluating such forward-looking statements, investors should specifically consider the matters set forth under the caption “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on March 31, 2008, as well as any other cautionary language contained in this quarterly report, any of which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Except to the extent required by applicable securities laws and regulations, we disclaim any obligation to update or revise information contained in any forward-looking statement contained herein to reflect events or circumstances occurring after the date of this quarterly report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2008 and its financial condition at March 31, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income or loss and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

ACS provides ancillary healthcare services through its proprietary network of ancillary healthcare service providers for the benefit of its healthcare payor clients.  Clients route healthcare claims to ACS after service has been performed by providers who participate in the ACS network.  ACS re-prices those claims according to its contractual rate with the service provider.  In the process of re-pricing the claim, ACS is paid directly by the client or the insurer for the provider’s service.  ACS then pays the service provider according to its contractual rate.  ACS assumes the risk of generating positive margin, the difference between the payment it receives for the service and the amount it is obligated to pay the original service provider or member of its proprietary network.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured.  Patient claims revenues are recognized by the Company as services are provided. Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing patient services, client administration fees paid to client payors to reimburse them for the cost of implementing and managing claims submissions, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until the Company receives payment from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. Patient claim costs of revenue consist of amounts due the service providers as well as our direct labor and overhead to administer the patient claims.

The Company markets its products to insurance companies, third-party administrators and preferred provider organizations.

Although we have never reported a profit for a full fiscal year, we realized our first quarterly profit during the second half of 2007, with net income of $188,211 and $318,742, respectively, for each of the three month periods ended September 30, 2007 and December 31, 2007.  Our improved performance during the aforementioned three-month periods was attributable to the addition of five new clients during our fiscal year 2007 and the expansion of services performed for existing clients. The Company is seeking continuing growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional preferred provider organizations and third-party administrators as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider network or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Recent Events

There have been changes to the composition of our senior management team since the beginning of fiscal year 2008.

The Company did not renew the employment agreements of Maria L. Baker, formerly Vice President of Marketing, and Jennifer Boone, formerly Vice President of Network Development. Ms. Baker and Ms. Boone left the Company on January 31, 2008.

On February 27, 2008, M. Cornelia Outten joined the Company as Vice President of Network Development.

On March 10, 2008, Rost A. Ginevich joined the Company as Chief Information Officer.

On April 28, 2008, Matthew D. Thompson joined the Company as Controller and Principal Accounting Officer, replacing Steven M. Phillips, formerly Controller and Principal Accounts Officer, who resigned effective May 1, 2008.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements.  These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense.  As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2007.

Results of Operations

The three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Statement of Operations for the Quarters Ended
	March 31, 2008	March 31, 2007

Net revenue	$11,505,675	$2,266,569
Cost of revenue	9,801,122	2,101,643
Contribution margin	1,704,553	164,926

Selling, general and administrative expense	1,112,854	694,421
Depreciation and amortization	92,067	78,074
Operating income (loss)	499,632	(607,509)
Financing (income) expense	(38,830)	3,497
Net income (loss) before income taxes	538,462	(611,066)
Income tax provision	17,044	—
Net income (loss)	$521,418	$(611,066)

Revenue

The Company’s revenues are generated from ancillary healthcare service claims. Net revenues increased 407% to $11.5 million from $2.3 million for the quarter ended March 31, 2008 from the same quarter of the prior year.  Approximately $6.2 million of the increase was due to the addition of five new clients which began with us in 2007.  In addition, revenue from established clients increased approximately $3.0 million in the first quarter of 2008 compared to the first quarter in 2007.  That increase was the result of expansion of services for those existing clients.

The Company will continue to attempt to increase the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider network or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Costs and Expenses

Cost of revenue is comprised of payments to our providers, administration fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations.  Cost of revenue increased from $2.1 million for the quarter ended March 31, 2007 to $9.8 million for the quarter ended March 31, 2008.  This represents an increase of 366% over the prior year’s comparable quarter.  Cost of revenue directly related to provider services in the quarter ended March 31, 2008 increased approximately $6.8 million, or 443%, compared to the prior year’s comparable quarter.  This increase reflects increased amounts paid to providers for their services as a result of our increased revenue, and fluctuation in the mix of services provided by the Company.  Administration fees increased approximately $615,000 to $702,000, compared to the prior year’s comparable period due to the addition of five new clients and expanded relationships with existing clients.  Fixed costs increased approximately $238,000, or 50%, compared with the prior year’s comparable period due to increased costs and expenses related to increased volume of claims processing.

Contribution margin (net revenue less cost of revenue) for the quarter ended March 31, 2008 was $1.7 million compared to $164,926 for the quarter ended March 31, 2007.  Contribution margin as a percentage of net revenue for the quarter was 14.8% compared to 7.3% for the comparable period in 2007.  The increase in contribution margin is attributable primarily to the increase in revenue, offset by a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, and increased administration fees payable to clients.  The Company anticipates that it will continue to experience margin expansion as the rate of client volume increases over time as a result of leveraging its fixed cost infrastructure.

Selling, general and administrative (“SG&A”) expense increased to $1.1 million for the quarter ended March 31, 2008 as compared to $694,421 for the quarter ended March 31, 2007.  As a percent of net revenues, SG&A expense was 9.7% for the first quarter 2008 compared to 30.6% for the same period in 2007.  These costs consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.  The increase is primarily related to increased professional expenses, specifically accounting, legal and consulting fees, accrued bonuses related to improved operating results compared to the prior year period, increased stock-based compensation expense and sales commissions commensurate with our increased sales.

Depreciation and amortization expense was $92,067 in the quarter ended March 31, 2008 compared to $78,074 in the quarter ended March 31, 2007. These expenses include $53,000 of amortization of intangibles, which consists of $21,000 in amortization of certain software development costs and $32,000 in amortization of the capitalized value of provider contracts that were acquired in the 2003 acquisition of American CareSource Corporation’s assets by Patient Infosystems (now CareGuide, Inc.) in 2003.

Financing (Income) Expense

Financing (income) expense is comprised of interest income, interest expense and other expenses.  For the three months ended March 31, 2008, net financing income was $38,830, as compared to net financing expense of $3,497 for the three months ended March 31, 2007.  The change from the prior year period was the result of amortization of debt issuance costs of $46,300, which was incurred during the first quarter of 2007.  Those costs were fully amortized as of December 31, 2007.

Income Tax Provision

For the three months ended March 31, 2008, an income tax provision of $17,044 was recorded, as compared to no income tax provision being recorded to the same period of 2007.  The provision recorded in the first quarter 2008 represents our estimated margin tax liability in the State of Texas.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a working capital surplus of $4.5 million as compared to a working capital surplus of $3.6 million at December 31, 2007.  The increase in working capital is primarily the result of net cash provided by operating activities during the quarter ended March 31, 2008 compared to the same prior year period.

For the three months ended March 31, 2008, operating activities provided net cash of $1.6 million, primarily generated from net income of $521,418, non-cash share-based compensation expense of $157,525, and a net decrease in operating assets and liabilities of $778,923.  Net operating assets and liabilities declined mainly due to the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network.

Investing activities in the quarter ended March 31, 2008 were comprised of investments of $94,726 in property and equipment.

Financing activities in the quarter ended March 31, 2008 produced cash of $116,161, compared to cash used of $307,735 in the same period in 2007.  Cash generated in financing activities was primarily comprised of proceeds of $129,725 from the exercise of 399,007 stock options by the former Chief Executive Officer of the Company.

During the quarter ended March 31, 2008, the Company’s net income was $521,418 and cash flows from operating activities were $1.6 million.  Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities.  We believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.

Inflation

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2008 and March 31, 2007, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-balance sheet arrangements

The Company does not have any material off-balance sheet arrangements at March 31, 2008 or March 31, 2007, or for the periods then ended.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, the reader should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the expectations concerning our future opportunities, performance and results described in forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our stockholders may lose all or part of their investment.  During the three months ended March 31, 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.  Exhibits.

See Exhibit Index following this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American CareSource Holdings, Inc.
Date:	May 15, 2008	By:	/s/ David S. Boone
David S. Boone President and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ Steven J. Armond
Steven J. Armond Chief Financial Officer

Exhibit Index

Exhibit #	Description of Exhibits

14.1	Code of Business Conduct and Ethics

20.1	Audit Committee Charter

20.2	Compensation Committee Charter

20.3	Governance and Nominations Committee Charter

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.