Form 10-Q
period 2008-06-30
American Caresource Holdings, Inc.
filed 2008-08-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-33094

AMERICAN CARESOURCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0428568
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5429 LYNDON B. JOHNSON FREEWAY
SUITE 700
DALLAS, TEXAS
75240
(Address of principal executive offices)
(Zip code)

(972) 308-6830
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock of registrant outstanding on August 14, 2008 was 15,093,171.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$13,012,528	$4,008,288	$24,518,203	$6,274,857
Cost of revenues	11,110,593	3,478,292	20,911,715	5,579,935
Contribution margin	1,901,935	529,996	3,606,488	694,922

Selling, general and administrative expenses	1,194,504	1,209,740	2,307,358	1,911,272
Depreciation and amortization	96,606	83,642	188,672	161,715
Total operating expenses	1,291,110	1,293,382	2,496,030	2,072,987
Operating income (loss)	610,825	(763,386)	1,110,458	(1,378,065)
Interest income	(31,240)	(49,758)	(71,908)	(103,632)
Interest expense	1,606	2,488	3,444	6,449
Debt issuance costs	-	-	-	46,300
Total interest (income) expense, net	(29,634)	(47,270)	(68,464)	(50,883)
Income (loss) before income taxes	640,459	(716,116)	1,178,922	(1,327,182)
Income tax provision	19,019	-	36,064	-
Net income (loss)	$621,440	$(716,116)	$1,142,858	$(1,327,182)

Earnings (loss) per common share:
Basic	$0.04	$(0.05)	$0.08	$(0.09)
Diluted	$0.04	$(0.05)	$0.07	$(0.09)

Basic weighted average common shares outstanding	15,069,007	14,492,863	14,973,213	14,489,806
Diluted weighted average common shares
outstanding	17,435,365	14,492,863	17,343,860	14,489,806

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,077,395	$4,272,498
Accounts receivable, net	4,421,223	3,651,203
Prepaid expenses and other current assets	561,066	403,559
Deferred income taxes	5,886	5,886
Total current assets	11,065,570	8,333,146

Property and equipment, net	640,115	332,450

Other assets:
Certificate of deposit, restricted	145,000	145,000
Deferred income taxes	255,731	255,731
Other non-current assets	200,739	237,246
Intangible assets, net	1,387,447	1,494,238
Goodwill	4,361,299	4,361,299
	$18,055,901	$15,159,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$4,225,359	$3,344,278
Accounts payable and accrued liabilities	1,605,439	1,320,036
Current maturities of long-term debt	57,718	55,697
Total current liabilities	5,888,516	4,720,011

Long-term debt	20,967	50,348

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized;
15,087,855 and 14,668,416 shares issued and outstanding in
2008 and 2007, respectively	150,879	146,684
Additional paid-in capital	18,224,494	17,613,880
Accumulated deficit	(6,228,955)	(7,371,813)
Total shareholders' equity	12,146,418	10,388,751
	$18,055,901	$15,159,110

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2007	14,668,416	$146,684	$17,613,880	$(7,371,813)	$10,388,751
Net income	-	-	-	1,142,858	1,142,858
Stock-based compensation expense	-	-	316,147	-	316,147
Exercise of stock options	419,439	4,195	133,136	-	137,331
Issuance of common stock warrants for
payment of client management fees	-	-	161,331	-	161,331
Balance at June 30, 2008	15,087,855	$150,879	$18,224,494	$(6,228,955)	$12,146,418

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,142,858	$(1,327,182)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations:
Stock-based compensation expense	316,147	206,032
Depreciation and amortization	188,672	161,715
Amortization of debt issuance costs	-	46,300
Client management fee expense related to warrants	26,455	8,812
Changes in operating assets and liabilities:
Accounts receivable	(770,020)	(325,268)
Prepaid expenses and other assets	13,876	(366,038)
Accounts payable and accrued liabilities	285,403	370,967
Due to service providers	881,081	112,983
Net cash provided by (used in) operating activities	2,084,472	(1,111,679)

Cash flows from investing activities:
Investment in software development costs	(284,085)	-
Additions to property and equipment	(105,461)	(69,606)
Net cash used in investing activities	(389,546)	(69,606)

Cash flows from financing activities:
Payments on long-term debt	(27,360)	(322,572)
Proceeds from exercise of stock options	137,331	2,391
Net cash provided by (used in) financing activities	109,971	(320,181)

Net increase (decrease) in cash and cash equivalents	1,804,897	(1,501,466)
Cash and cash equivalents at beginning of period	4,272,498	5,025,380

Cash and cash equivalents at end of period	$6,077,395	$3,523,914

Supplemental cash flow information:
Cash paid for interest	$3,444	$25,310

Supplemental non-cash financing activity:
Warrants issued as payment of client management fees	$161,331	$52,913

See accompanying notes.

American CareSource Holdngs, Inc.
Notes to Condensed Financial Statements
(Unaudited)

(1)	Description of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”). Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2008 and December 31, 2007 and operating result amounts are for the three months and six months ended June 30, 2008 and 2007, and include all normal and recurring adjustments that we consider necessary for the fair summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008.

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

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

(2)	Revenue Recognition

The Company evaluates its service provider contracts using the indicators of EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (“EITF 99-19”) to determine whether the Company is acting as a principal or an agent in the fulfillment of services to be rendered.

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

During the six months ended June 30, 2008, two of the Company’s customers comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those customers as of the dates presented:

	Six months ended June 30,
	2008			2007
	Accounts		% of Total	Accounts		% of Total
	receivable	Revenue	Revenues	receivable	Revenue	Revenues
Customer A	$2,183,000	$14,947,000	61%	$791,000	$4,449,000	71%
Customer B	2,183,000	9,040,000	37%	710,000	998,000	16%
Others	55,000	531,000	2%	159,000	828,000	13%
	$4,421,000	$24,518,000	100%	$1,660,000	$6,275,000	100%

(3)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:

Net income (loss)	$621,440	$(716,116)	$1,142,858	$(1,327,182)

Denominator:

Weighted-average basic common shares outstanding	15,069,007	14,492,863	14,973,213	14,489,806
Assumed conversion of dilutive securities:
Stock options	805,761	-	832,779	-
Warrants	1,560,597	-	1,537,868	-
Potentially dilutive common shares	2,366,358	-	2,370,647	-

Denominator for diluted earnings
per share - Adjusted weighted - average shares	17,435,365	14,492,863	17,343,860	14,489,806

Earnings per common share:
Basic	$0.04	$(0.05)	$0.08	$(0.09)
Diluted	$0.04	$(0.05)	$0.07	$(0.09)

(4)	Long-Term Debt

Long-term debt consists of the following as of the dates presented:

	June 30,	December 31,
	2008	2007
Notes payable to Capital One Bank, $135,000 due
September 2009, due in monthly installments of
approximately $4,143, including interest at 6.5%	$59,470	$81,939

Capital lease obligations	19,215	24,106
	78,685	106,045
Less current maturities	(57,718)	(55,697)
Long-term debt, less current maturities	$20,967	$50,348

(5)	Stock Warrants

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (“the agreement”) effective May 21, 2007 with a new customer, Texas True Choice, Inc. (“TTC”).  As partial compensation under the agreement, the Company issued to an affiliate of TTC, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of our stock on May 21, 2007.  25% of the shares vested on May 21, 2007 and May 21, 2008, and 25% vest on May 21 on each of the two subsequent years.  As of June 30, 2008, 25%, or 56,250 warrants had vested.  According to the agreement, TTC must provide two years notice in the event of termination.  Since the measurement date for the third traunch of warrants had been reached as of June 30, 2008, we recorded the fair value of 25% of the warrants, or 56,250 warrants, which were recorded as other non-current assets and will be amortized over the related contract period.  The total fair value of the warrants was $161,331, which was recorded based on the Black-Scholes-Merton method.

(6)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.   We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our financial statements.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2008 and its financial condition at June 30, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income or loss and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured.  Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing patient services, client administration fees paid to client payors to reimburse them for the cost of implementing and managing claims submissions, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until the Company receives payment from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. The Company markets its products to insurance companies, third-party administrators and preferred provider organizations.  Although we have never reported a profit for a full fiscal year, we realized positive net income of $506,953 during the second half of 2007, which ended December 31, 2007.  Our improved performance during this period was attributable to the addition of five new clients during our fiscal year 2007 and the expansion of services performed for existing clients. The Company is seeking continuing growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional preferred provider organizations and third-party administrators as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider network or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

RECENT EVENTS

On June 30, 2008, the Company announced that it signed an agreement with Viant Holdings, Inc. (“Viant”) to provide ancillary care services to the payor client base of an affiliate of Viant.  The affiliate offers comprehensive healthcare management services and custom healthcare cost containment solutions for clients across the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Net revenues	$13,013	$4,008	$9,005	225%	$24,518	$6,275	$18,243	291%

The Company’s net revenues are generated from ancillary healthcare service claims. For the three and six months ended June 30, 2008, approximately $5.9 million and $12.1 million, respectively, of the increases in net revenues was due to the addition of five new clients with which we entered into agreements in 2007.  In addition, revenue from established clients increased approximately $3.1 million and $6.1 million, respectively, for the three and six months ended June 30, 2008 compared to the corresponding prior year periods.  Those increases were the result of expansion of services to those existing clients.

The Company will continue to attempt to increase the number of client payors and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing preferred provider organizations and third party administrators as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider network or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Cost of Revenues and Contribution Margins

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Provider payments	$9,555	$2,793	$6,762	242%	$17,946	$4,337	$13,609	314%
Administrative fees	751	166	585	352%	1,453	253	1,200	474%
Fixed costs	805	519	286	55%	1,513	990	523	53%
Total cost of revenues	$11,111	$3,478	$7,633	219%	$20,912	$5,580	$15,332	275%

Cost of revenues is comprised of payments to our providers, administration fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations.  For the three and six month periods ended June 30, 2008, the increases in total cost of revenues compared to the corresponding prior year periods,  reflect increased amounts paid to providers for their services as a result of our increased revenues, and the fluctuation in the mix of types of services provided by the Company.  The increase in administration fees was due to the addition of five new clients and expanded relationships with existing clients.  Fixed costs increased due to increased costs and expenses related to increased volume of claims processing.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending June 30:

	Second Quarter			Six Months
			Change			Change
($ in thousands)	2008	2007	% pts	2008	2007	% pts
Contribution margin	14.6%	13.2%	1.4%	14.7%	$11.1%	3.6%

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues.  The increase in contribution margin reflected in the above table is attributable primarily to the increase in net revenues, offset by a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, and increased administration fees payable to clients.  The Company anticipates that it will continue to experience margin expansion as the rate of client volume increases over time as a result of leveraging its fixed cost infrastructure.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Selling, general and administrative expenses	$1,195	$1,210	$(15)	(1)%	$2,307	$1,911	$396	17%

Percentage of total net revenues	9.2%	30.2%			9.4%	30.5%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.  The increase in SG&A reflected in the above table is primarily related to increased professional expenses, specifically accounting, legal and consulting fees, accrued bonuses related to improved operating results compared to the prior year periods, increased stock-based compensation expense and sales commissions commensurate with our increased sales.  Those increases were offset by the effect of the severance costs incurred during the three months ended June 30, 2007 related to our former Chief Executive Officer, who resigned effective June 30, 2007.  Those costs were approximately $330,000.

SG&A expenses as a percentage of net revenues decreased over the prior year periods as a result of the disproportionately greater increase in our net revenues.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Depreciation	$44	$31	$13	42%	$83	$56	$27	48%
Amortization	53	53	-	- %	106	106	-	- %
Total Depreciation and amortization	$97	$84	$13	15%	$189	$162	$27	17%

Amortization of intangibles consists of $21,000 of amortization of certain software development costs and $32,000 in amortization of the capitalized value of provider contracts that were acquired in the 2003 acquisition of American CareSource Corporation’s assets by Patient Infosystems (now CareGuide, Inc.).

Interest (Income) Expense, net

The following table sets forth a comparison of the components of interest (income) expense, net for the periods presented ending June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Interest income	$(32)	$(50)	$18	(36)%	$(72)	$(103)	$31	(30)%
Interest expense	2	3	(1)	(33)%	4	6	(2)	(33)%
Debt issuance costs	-	-	-	- %	-	46	(46)	(100)%
Total interest (income) expense, net	$(30)	$(47)	$17	(36)%	$(68)	$(51)	$(17)	33%

For the six months ended June 30, 2008, interest (income) expense, net increased compared to the prior year period due to the amortization of debt issuance costs of $46,300, which was incurred during the first quarter of 2007.  Those costs were fully amortized as of December 31, 2007.

Income Tax Provision

For the three and six months ended June 30, 2008, a provision for income taxes of $19,019 and $36,064 was recorded, respectively, as compared to no income tax provision being recorded in the prior year periods.  The provision amounts for the aforementioned periods in 2008 represents our estimated margin tax liability in the State of Texas.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2008, the Company had a working capital surplus of $5.2 million as compared to a working capital surplus of $3.6 million at December 31, 2007.  The increase in working capital is primarily the result of net cash provided by operating activities of $2.1 million during the six months ended June 30, 2008.  That increase was partially offset by capital expenditures of approximately $390,000 during the same period.

For the six months ended June 30, 2008, operating activities provided net cash of $2.1 million, the primary components of which were net income of $1.1 million, adjusted for non-cash charges of share-based compensation expense of $316,147 and depreciation and amortization of $188,672, and a net decrease in operating assets and liabilities of $410,340.  Net operating assets and liabilities declined due to the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network and the accrual made for performance related bonuses during the six months ended June 30, 2008.

Investing activities in the quarter ended June 30, 2008 were comprised of investments in software development costs of $284,085 and in property and equipment of $105,461.  The software development costs relate primarily to enhancements to our internal reporting capabilities.

Financing activities in the quarter ended June 30, 2008 produced cash of $109,971, compared to cash used of $320,181 in the corresponding period in 2007.  Cash generated in financing activities was primarily comprised of proceeds of $137,331, from the exercise of employee stock options, $129,725 of which was received from the exercise of 399,007 stock options by the former Chief Executive Officer of the Company.  Those proceeds were offset by payment made under capital leases of $27,360.

During the six months ended June 30, 2008, the Company’s net income was $1.1 million and cash flows from operating activities were $2.1 million.  Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities.  We believe our current cash balance ($6.1 million as of June 30, 2008) and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2008 and March 31, 2007, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements at June 30, 2008 or June 30, 2007 or for the periods then ended.

ITEM 4.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first three months of 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 20, 2008.  The results of the matters voted on at the meeting are as follows:

With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Edward B. Berger	9,919,376	539,883
John W. Colloton	10,397,259	62,000
Kenneth S. George	10,397,259	62,000
John N. Hatsopoulos	10,397,259	62,000
John Pappajohn	9,919,334	539,925
Derace L. Schaffer, MD	9,919,376	539,883

With respect to the ratification of McGladrey & Pullen LLP as our independent auditors for fiscal year 2008, votes were as follows:

For	Against	Abstain
10,418,758	9,800	30,701

ITEM 6.   Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ David S. Boone
David S. Boone
President and Chief Executive Officer (principal executive officer and an authorized signatory)

By:	/s/ Steven J. Armond
Steven J. Armond
Chief Financial Officer (principal financial officer and an authorized signatory)

By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Controller (principal accounting officer and an authorized signatory)

Date: August 14, 2008