Form 10-Q
period 2008-09-30
American Caresource Holdings, Inc.
filed 2008-11-13
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2008

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

❑ Large Accelerated Filer	❑ Non-Accelerated Filer
❑ Accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock of registrant outstanding on November 11, 2008 was 15,230,743.

 TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$16,110,795	$7,088,499	$40,628,998	$13,363,356
Cost of revenues	13,554,352	6,091,789	34,466,067	11,671,724

Gross profit	2,556,443	996,710	6,162,931	1,691,632

Selling, general and administrative expenses	1,488,455	766,648	3,795,813	2,677,920
Depreciation and amortization	105,887	86,445	294,559	248,160

Total operating expenses	1,594,342	853,093	4,090,372	2,926,080

Operating income (loss)	962,101	143,617	2,072,559	(1,234,448)

Interest income	(65,531)	(47,430)	(137,439)	(151,063)
Interest expense	1,067	2,836	4,511	9,286
Debt issuance costs	-	-	-	46,300

Total interest (income) expense, net	(64,464)	(44,594)	(132,928)	(95,477)

Income (loss) before income taxes	1,026,565	188,211	2,205,487	(1,138,971)
Income tax provision	25,559	-	61,623	-
Net income (loss)	$1,001,006	$188,211	$2,143,864	$(1,138,971)

Earnings (loss) per common share:
Basic	$0.07	$0.01	$0.14	$(0.08)
Diluted	$0.06	$0.01	$0.12	$(0.08)

Basic weighted average common shares outstanding	15,139,839	14,555,314	15,029,161	14,511,642
Diluted weighted average common shares outstanding	18,044,602	16,888,882	17,577,846	14,511,642

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,221,348	$4,272,498
Accounts receivable, net	4,960,235	3,651,203
Prepaid expenses and other current assets	365,248	403,559
Deferred income taxes	5,886	5,886
Total current assets	13,552,717	8,333,146

Property and equipment, net	807,745	332,450

Other assets:
Certificate of deposit, restricted	-	145,000
Deferred income taxes	255,731	255,731
Other non-current assets	176,913	237,246
Intangible assets, net	1,334,052	1,494,238
Goodwill	4,361,299	4,361,299
	$20,488,457	$15,159,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$5,077,322	$3,344,278
Accounts payable and accrued liabilities	1,919,484	1,320,036
Current maturities of long-term debt	10,765	55,697
Total current liabilities	7,007,571	4,720,011

Long-term debt	5,911	50,348

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized;
15,203,743 and 14,668,416 shares issued and outstanding in	152,037	146,684
2008 and 2007, respectively
Additional paid-in capital	18,550,887	17,613,880
Accumulated deficit	(5,227,949)	(7,371,813)
Total shareholders' equity	13,474,975	10,388,751
	$20,488,457	$15,159,110

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2007	14,668,416	$146,684	$17,613,880	$(7,371,813)	$10,388,751
Net income	-	-	-	2,143,864	2,143,864
Stock-based compensation expense	-	-	485,568	-	485,568
Issuance of common stock upon
exercise of stock options	498,401	4,984	163,049	-	168,033
Issuance of common stock upon
exercise of stock warrants	23,177	232	127,196	-	127,428
Issuance of common stock upon
net warrant exercises	13,749	137	(137)	-	-

Issuance of common stock warrants for
payment of client management fees	-	-	161,331	-	161,331
Balance at September 30, 2008	15,203,743	$152,037	$18,550,887	$(5,227,949)	$13,474,975

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,143,864	$(1,138,971)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations:
Stock-based compensation expense	485,568	319,965
Depreciation and amortization	294,559	248,160
Amortization of debt issuance costs	-	46,300
Client administration fee expense related to warrants	54,467	22,047
Changes in operating assets and liabilities:
Accounts receivable	(1,309,032)	(1,132,521)
Prepaid expenses and other assets	205,510	(550,488)
Accounts payable and accrued liabilities	599,448	412,378
Due to service providers	1,733,044	804,528
Net cash provided by (used in) operating activities	4,207,428	(968,602)

Cash flows from investing activities:
Investment in software development costs	(351,605)	-
Additions to property and equipment	(258,065)	(139,563)
Redemption of certificate of deposit	145,000	-
Net cash used in investing activities	(464,670)	(139,563)

Cash flows from financing activities:
Payments on long-term debt	(89,369)	(339,308)
Proceeds from exercise of stock warrants	127,428	-
Proceeds from exercise of stock options	168,033	52,226
Net cash provided by (used in) financing activities	206,092	(287,082)

Net increase (decrease) in cash and cash equivalents	3,948,850	(1,395,247)
Cash and cash equivalents at beginning of period	4,272,498	5,025,380

Cash and cash equivalents at end of period	$8,221,348	$3,630,133

Supplemental cash flow information:
Cash paid for interest	$4,511	$28,147

Supplemental non-cash financing activity:
Warrants issued as payment of client management fees	$161,331	$52,913

See accompanying notes.

American CareSource Holdngs, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(tables in thousands, except per share data)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”). Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2008 and December 31, 2007 and operating result amounts are for the three months and nine months ended September 30, 2008 and 2007, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008.

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

•
The Company does not earn a fixed dollar amount per client transaction regardless of the amount billed to clients or earn a stated percentage of the amount billed to its clients.  The Company has latitude in establishing pricing, in that it negotiates rates for services with each client payor with which it enters into agreements.  Client rates for services are negotiated separately, independent of other client contracts.  The Company also negotiates separately with the service providers.  The Company bears the risk of profitability as its contracted rates with service providers are negotiated separately from its client rates.

•	The Company is responsible to the service provider for properly processing claims and managing the claims that are processed by its adjustors.

•	The Company sets prices to be settled with payors and separately negotiates the prices to be settled with the service providers.

•	The Company may realize a positive or negative margin represented by the difference between the negotiated fees received from the payor and the negotiated amount paid to service providers.

The payor’s payment to the Company is recorded as gross revenue and the Company’s payment to the service provider is recorded as cost of revenue in the statement of operations.

The Company does not have responsibility for collecting co-payments to be made or co-insurance claims to be received. Accordingly, co-payments or co-insurance claims collected by the payor are not recorded as either revenue or cost of revenues.

During the three and nine months ended September 30, 2008, two of the Company Company’s customers comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those customers as of the dates presented:

		Periods ended September 30, 2008					Periods ended September 30, 2007
	As of					As of
	September 30,					September 30,
	2008	Three months		Nine months		2008	Three months		Nine months
	Accounts		% of Total		% of Total	Accounts		% of Total		% of Total
	receivable	Revenue	Revenues	Revenue	Revenues	receivable	Revenue	Revenues	Revenue	Revenues
Customer A	$2,803	$9,419	58%	$24,366	60%	$1,247	$4,011	57%	$8,460	63%
Customer B	1,998	6,265	39%	15,305	38%	1,261	2,856	40%	3,854	29%
Others	159	427	3%	958	2%	121	222	3%	1,049	8%
	$4,960	$16,111	100%	$40,629	100%	$2,629	$7,089	100%	$13,363	100%

(3)   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which are provided at the time revenue is recognized.  Co-payments, deductibles and co-insurance payments can all impact the collectability of each individual claim submitted to payors for payment.  While the Company is able to re-price a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against gross revenue to better estimate collectability.  The allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience on a quarterly basis.

The following table summarizes the changes in the allowance for doubtful accounts for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning balance	$200	$537	$190	$414
Provisions for losses - accounts receivable	-	355	85	243
Deduction for accounts charged off	-	(425)	(75)	(190)
Ending balance	$200	$467	$200	$467

(4)   Earnings (Loss) Per Share

The following table details the reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:

Net income (loss)	$1,001	$188	$2,144	$(1,139)

Denominator:

Weighted-average basic common shares outstanding	15,140	14,555	15,029	14,512
Assumed conversion of dilutive securities:
Stock options	1,158	969	941	-
Warrants	1,747	1,365	1,608	-
Potentially dilutive common shares	2,905	2,334	2,549	-

Denominator for diluted earnings
per share - Adjusted weighted average shares	18,045	16,889	17,578	14,512

Earnings (loss) per common share:
Basic	$0.07	$0.01	$0.14	$(0.08)
Diluted	$0.06	$0.01	$0.12	$(0.08)

(5)   Long-term Debt

Long-term debt consists of the following as of the dates presented:

	September 30, 2008	December 31, 2007

Notes payable to Capital One Bank, $135,000 due September 2009, due in monthly installments of approximately $4,143, including interest at 6.5%	$-	$82

Capital lease obligations	17	24

	17	106

Less current maturities	(11)	(56)

Long-term debt, less current maturities	$6	$50

During the three months ended September 30, 2008, we retired the note payable with Capital One Bank.  The final payment under the note was approximately $48,000.  As a condition to the issuance of the note, we were required to hold a restricted certificate of deposit in the amount of $145,000.  Subsequent to the retirement of the debt, the restriction on the balance was lifted and the certificate of deposit was redeemed.

(6)   Stock Warrants

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (“the agreement”) effective May 21, 2007 with a new customer, Texas True Choice, Inc. (“TTC”).  As partial compensation under the agreement, the Company issued to an affiliate of TTC, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of our stock on May 21, 2007.  25% of the shares vested on each of May 21, 2007 and May 21, 2008, and 25% vest on May 21 of each of the two subsequent years.  As of September 30, 2008, 25%, or 56,250 warrants had vested.  According to the agreement, TTC must provide two years notice in the event of termination.  Since the measurement date for the third traunch of warrants was reached as of June 30, 2008, we recorded the fair value of 25% of the warrants, or 56,250 warrants, which were recorded as other non-current assets and will be amortized over the related contract period.  The total fair value of the warrants was $161,331, which was recorded based on the Black-Scholes-Merton method.

 (7)   Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its operating results or financial position.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2008 and its financial condition at September 30, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income or loss and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

ACS provides ancillary healthcare services through its proprietary network of ancillary healthcare service providers for the benefit of its healthcare payor clients. Clients route healthcare claims to ACS after service has been performed by providers who participate in the ACS network. ACS re-prices those claims according to its contractual rate with the service provider. In the process of re-pricing the claim, ACS is paid directly by the client or the insurer for the provider’s service. ACS then pays the service provider according to its contractual rate. ACS has the risk of generating positive margin, the difference between the payment it receives for the service and the amount it is obligated to pay the original service provider or member of its proprietary network.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed and collections from payors are reasonably assured. Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing patient services, client administration fees paid to client payors to reimburse them for the cost of implementing and managing claims submissions, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company does not pay independent contract service providers until the Company receives payment from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized. The Company markets its products to insurance companies, third-party administrators and preferred provider organizations. Although we have never reported a profit for a full fiscal year, we have produced five consecutive profitable quarters, including the three months ended September 30, 2008. Our improved operating performance during the period is attributable to (1) the addition of five new clients that were added during and prior to 2007 and four new clients that were added in 2008, (2) the expansion of our relationships with our two largest clients, one of which was established in 2006 and the other in early 2007, which resulted in increased number of payors, (3) the expansion of services performed for existing clients and (4) the additions to our network of service providers. The Company is seeking continuing growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional preferred provider organizations and third-party administrators as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can adjudicate as well as the volume of patients it can direct through its service provider network. No assurances can be given that the Company can expand its service provider network or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

RECENT EVENTS

During the third quarter of 2008, the Company’s Board of Directors approved the decision to move the listing of the Company’s common stock to The NASDAQ Stock Market (“the NASDAQ”) from the American Stock Exchange. Trading of the Company’s common stock commenced on the NASDAQ on September 29, 2008 under the stock symbol “ANCI”.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Net revenues	$16,111	$7,088	$9,023	127%	$40,629	$13,363	$27,266	204%

The Company’s net revenues are generated from ancillary healthcare service claims.  The increase in revenue for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is due to the addition of five new clients during 2007 and four new clients during 2008 and the expansion of our relationships with our two largest clients, one of which was established in 2006 and the other in early 2007.  The progression of these relationships allowed the Company access to a greater number of payors and allowed us to benefit from the external growth and expansion of our clients.  In addition, revenues were positively impacted by growth in our service provider network.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which are provided for at the time revenue is recognized.  Co-payments, deductibles and co-insurance payments can all impact the collectability of each individual claim submitted to payors for payment.  While the Company is able to re-price a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against gross revenue to better estimate collectability.  The allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience on a quarterly basis.

During the three months ended September 30, 2008, we did not record a provision for doubtful accounts and we did not write-off any accounts receivable, as compared to three months ended September 30, 2007 when we recorded a provision for doubtful accounts of approximately $355,000 and we wrote off accounts receivable of approximately $425,000.  During the nine months ended September 30, 2008, we recorded a provision for doubtful accounts of approximately $85,000 compared to a provision of approximately $243,000 for the same period in the prior year.  During 2008, we wrote off accounts receivable of approximately $75,000, compared to receivable write offs of approximately $190,000 during 2007.

Revenue is recognized based on estimates of amounts to be collected in the future related to re-priced claims submitted to payors.  As our historical collection data has improved and our client/payor relationship have matured, we have improved our ability to more accurately estimate future amounts to be collected.  Thus, during 2008, the adjustments to the allowance for uncollectable accounts and receivables written off were consistent with the improvement of our collection estimates.

Cost of Revenues and Gross Margin

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ending September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Provider payments	$11,744	$5,193	$6,551	126%	$29,690	$9,530	$20,160	212%
Administrative fees	928	386	542	140%	2,381	639	1,742	273%
Fixed costs	882	513	369	72%	2,395	1,503	892	59%
Total cost of revenues	$13,554	$6,092	$7,462	122%	$34,466	$11,672	$22,794	195%

Cost of revenues is comprised of payments to our providers, administration fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations.  For the three and nine month periods ended September 30, 2008, the increases in total cost of revenues compared to the corresponding prior year periods,  reflect increased amounts paid to providers for their services as a result of our increased revenues, and the fluctuation in the mix of types of services provided by the Company.  The increase in administration fees was due to increased claim volume as a result of expanded relationships with existing clients.  Fixed costs increased due to increased headcount, the implementation of an employee incentive plan in early 2008 and increased information technology costs associated with software development and infrastructure expansion.

The following table sets forth a comparison of gross margin percentage for the periods presented ending September 30:

	Third Quarter			Nine Months
			Change			Change
	2008	2007	% pts	2008	2007	% pts
Gross margin	15.9%	14.1%	1.8%	15.2%	$ 12.7%	2.5%

Gross margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues.  The increase in gross margin reflected in the above table is attributable primarily to the increase in net revenues, offset by a variety of factors, including more aggressive pricing by the Company, fluctuations in the mix of services provided by the Company, and increased administration fees payable to clients as result of higher claim volume.  The Company anticipates that it will continue to experience margin expansion as the rate of client volume increases over time resulting in improved leverage of its fixed cost infrastructure.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Selling, general and	$1,488	$767	$721	94%	$3,796	$2,678	$1,118	42%
administrative expenses

Percentage of total net revenues	9.2%	10.8%			9.3%	20.0%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.  The increase in SG&A, on an absolute dollar basis, reflected in the above table is primarily related to increased professional expenses, specifically accounting, legal and consulting fees, accrued bonuses related to improved operating results compared to the prior year periods, increased stock-based compensation expense, increased recruiting fees related to attracting and hiring talented employees to facilitate the Company’s growth and sales commissions commensurate with our increased revenues.  For the nine months ended September 30, 2008, the increase was offset by the effect of the severance costs incurred during the three months ended June 30, 2007 related to our former Chief Executive Officer, who resigned effective June 30, 2007.  Those costs were approximately $330,000.

SG&A expenses as a percentage of net revenues decreased over the prior year periods as a result of net revenues growing more rapidly than our SG&A expenses, which is primarily the result of the achievement of economies of scale as our revenues increased.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Depreciation	$53	$33	$20	61%	$135	$88	$47	53%
Amortization	53	53	-	-%	160	160	-	-%
Total Depreciation
and amortization	$106	$86	$20	23%	$295	$248	$47	19%

Amortization of intangibles consists of $21,000 of amortization of certain software development costs and $32,000 in amortization of the capitalized value of provider contracts that were acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation. Each of these items is being amortized using the straight-line method over its expected useful life, which is five years for software and 15 years for provider contracts.

Interest (Income) Expense, net

The following table sets forth a comparison of the components of interest (income) expense, net for the periods presented ending September 30:

	Third Quarter		Change			Nine Months		Change
($ in thousands)	2008	2007	$	%		2008	2007	$	%
Interest income	$(66)	$(47)	$(19)	40%		$(137)	$(151)	$14	(9	) %
Interest expense	1	3	(2)	(67	) %	5	9	(4)	(44	) %
Debt issuance costs	-	-	-	-%		-	46	(46)	(100	) %
Total interest (income)
expense, net	$(65)	$(44)	$(21)	48%		$(132)	$(96)	$(36)	38%

For the nine months ended September 30, 2008, interest (income) expense, net increased compared to the prior year period due to the amortization of debt issuance costs of $46,300, which was incurred during the first quarter of 2007.  Those costs were fully amortized as of December 31, 2007.

Income Tax Provision

For the three and nine months ended September 30, 2008, a provision for income taxes of $25,559 and $61,623 was recorded, respectively, as compared to no income tax provision being recorded in the prior year periods.  The provision for the aforementioned periods in 2008 represents our estimated margin tax liability in the State of Texas.  Due to the existence of our net operating loss carryforward, we have no federal income tax liability for the three and nine month periods ended September 30, 2008.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2008, the Company had a working capital surplus of $6.5 million compared to $3.6 million at December 31, 2007.  In addition, our cash and cash equivalents balance increased to $8.2 million as of September 30, 2008 compared to $4.3 at December 31, 2007.  The increase is primarily the result of net cash provided by operating activities of $4.2 million during the nine months ended September 30, 2008.  That increase was offset by capital expenditures of approximately $610,000 during the same period.

For the nine months ended September 30, 2008, operating activities provided net cash of $4.2 million, the primary components of which were net income of $2.1 million, adjusted for non-cash charges of share-based compensation expense of approximately $486,000 and depreciation and amortization of approximately $295,000, and an increase in net operating assets and liabilities of $1.2 million.  Net operating assets and liabilities increased due to the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network and the accrual made for performance related bonuses during the nine months ended September 30, 2008.

Investing activities in the quarter ended September 30, 2008 were comprised of investments in software development costs of approximately $352,000 and in property and equipment of approximately $258,000.  The software development costs relate primarily to enhancements to our business intelligence capabilities, while the increase in property and equipment relates primarily to investments in computer equipment to facilitate our growth and increases in headcount.  During the three months ended September 30, 2008, we retired our outstanding note payable with Capital One Bank.  The final payment under the note was approximately $48,000.  As a condition to the issuance of the note, we were required to hold a restricted certificate of deposit in the amount of $145,000.  Subsequent to the retirement of the debt, the restriction on the balance was lifted and the certificate of deposit was redeemed.

Financing activities in the quarter ended September 30, 2008 produced cash of approximately $206,000, compared to cash used of approximately $287,000 in the corresponding period in 2007.  Cash generated in financing activities was primarily comprised of proceeds of approximately $168,000, from the exercise of employee stock options, approximately $130,000 of which was received from the exercise of 399,007 stock options by the former Chief Executive Officer of the Company.  In addition, approximately $127,000 was generated from the exercise of stock warrants, which resulted in the issuance of 23,177 shares of the Company’s common stock.  Those cash inflows were offset by the retirement of our note payable with Capital One Bank as described above.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities to fund our operations.  We believe our current cash balance of $8.2 million as of September 30, 2008 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended September 30, 2008 and September 30, 2007, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements at September 30, 2008 or September 30, 2007 or for the periods then ended.

ITEM 4.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Although the Company has not experienced a decline in its operations as a result of the recent financial crisis, it may be affected in the future in at least two ways. First, to the extent that there are significant increases in unemployment, fewer people may participate in insurance programs with our customers. Second, plan participants, seeking to make their operations more cost effective, could make less frequent use of some ancillary services. In either case, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines. Finally, as with any business, the deterioration of the financial condition of our significant customers (with two customers accounting for in excess of 98% of our revenue during the nine months ended September 30, 2008) could have a corresponding adverse effect on us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the nine months ended September 30, 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2008, the Company issued 886 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase 1,000 shares.  The Holder of the warrant forfeited the right to acquire 114 shares of its common stock under the warrant as consideration for this cashless exercise.

On July 2, 2008, the Company issued 4,430 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase 5,000 shares.  The Holder of the warrant forfeited the right to acquire 570 shares of its common stock under the warrant as consideration for this cashless exercise.

On September 17, 2008, the Company issued 8,433 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase an aggregate of 26,680 shares.  The Holder of the warrant forfeited the right to acquire 18,247 shares of its common stock under the warrant as consideration for this cashless exercise.

On September 24, 2008, the Company issued an aggregate of 23,177 shares of its common stock in connection with exercises by five accredited investors of restricted warrants to purchase an aggregate of 23,177 for an aggregate exercise price of $127,428.

The share issuances in all of the above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as they were transactions by the issuer that did not involve public offerings of securities and involved sales made to accredited investors.

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

Date: November 13, 2008