Form 10-K
period 2008-12-31
American Caresource Holdings, Inc.
filed 2009-03-31
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___ Commission File Number: 001-33094 AMERICAN CARESOURCE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 308-6830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”).	Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).	Yes ☐ No ☒

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
☒

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

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates of the Registrant was $35,241,842, computed by reference to the price at which the Common Stock was last sold on The NASDAQ Capital Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 23, 2008 was 15,419,442.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of American CareSource Holdings, Inc. to be held on May 19, 2009 and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

Some information contained in this Annual Report on Form 10-K for the year  ended December 31, 2008 constitutes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “contemplate,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition, or state other “forward-looking” information.

We believe it is important to communicate to our stockholders and potential investors not only the Company’s current condition, but management’s forecasts about our future opportunities, performance and results, including, for example, information with respect to revenues, growth, margins, cash reserves and other financial items, and our strategies and prospects. However, forward-looking statements are based on current expectations and assumptions and are subject to substantial risks and uncertainties that could cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Events may occur in the future that we cannot accurately predict or over which we have no control.  Risks and uncertainties include, but are not limited to, those relating to demand for our services, pricing, market acceptance, timing, issues relating to client implementation, the effect of economic conditions, our ability to attract and maintain providers, our ability to manage growth, risks in product development, the ability to complete transactions, competition and other risks identified in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of geopolitical events and regulatory changes, general economic conditions and economic factors in the country and the healthcare industry.  Therefore, in evaluating such forward-looking statements, you should specifically consider the various risks, uncertainties and events set forth in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and cautionary language appearing elsewhere in this report.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Unless otherwise indicated, the information in this annual report is as of December 31, 2008.  Except to the extent required by applicable securities laws and regulations, we undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

Item 1.                    Business.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s healthcare payor customers, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), engage the Company to provide them with a complete outsourced solution designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by:

•
providing payor customers with a comprehensive network of ancillary healthcare services providers that is tailored to each payor customer’s specific needs and is available to each payor customer’s covered persons for covered services;

•	providing payor customers with claims management, reporting, and processing and payment services;
•	performing network/needs analysis to assess the benefits to payor customers of adding additional/different service providers to the payor customer-specific provider networks; and
•	credentialing network service providers for inclusion in the payor customer-specific provider networks.

Ancillary healthcare services encompass a broad array of services that supplement or support the care provided by hospitals and physicians and include the services listed under “--Services and Capabilities--Ancillary care services” below.

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

The Company’s principal executive offices are located at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, TX 75240. Our Common Stock is listed on The NASDAQ Capital Market under the symbol “ANCI.” Our telephone number is (972) 308-6830.  Our Internet address is www.anci-care.com.

Services and Capabilities

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

Ancillary healthcare services include, but are not limited to, the following categories:

· Acupuncture	· Long-term Acute Care
· Cardiac Monitoring	· Massage Therapy
· Chiropractor	· Occupational Therapy
· Diagnostic Imaging	· Pain Management
· Dialysis	· Physical Therapy
· Durable Medical Equipment	· Podiatry
· Genetic Testing	· Rehab: Outpatient
· Hearing Aids	· Rehab: Inpatient
· Home Health	· Sleep
· Hospice	· Skilled Nursing Facility
· Implantable Devices	· Surgery Center
· Infusion	· Transportation
· Lab	· Urgent Care
· Lithotripsy	· Vision

The Company’s clients are healthcare payors including PPOs, TPAs, insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).   The Company has agreements with approximately 2,500 ancillary healthcare service providers operating in approximately 25,000 sites nationwide.  The Company is able to offer its clients cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary healthcare services.  The Company’s services include analyzing the needs of client payors and creating a custom network for them, credentialing providers, processing provider claims submitted to the payors and forwarded by the payors to ACS, submitting the processed claims to its client payors for payment and performing client service functions for its clients and contracted providers, including monthly reporting services.  Contracting with the Company provides its clients the capability of marketing comprehensive, efficient and affordable ancillary healthcare services to their participants.

Provider Network

The Company views its ability to manage, organize and maintain its provider network and to recruit new providers as critical elements in its long term success because its network is one of the most important reasons healthcare payors engage the Company.  The Company has contractual agreements with its network of ancillary healthcare service providers for the purpose of meeting its contractual obligations to its healthcare payors to make available a comprehensive and customer-specific ancillary healthcare provider network.  The agreements define the scope of services to be provided to covered persons by each ancillary healthcare provider and the amounts to be charged for those services and are negotiated independent of the agreements reached with the Company’s client payors.  The terms of each agreement between the Company and ancillary healthcare service providers make it clear that the Company is solely obligated to the service provider under the contract between them and do not contemplate any contractual relationship between the service providers and the Company’s payor customers or permit the service providers to pursue claims directly against the Company’s payor customers.  The network is comprised of approximately 2,500 ancillary healthcare service providers that are located in 25,000 sites nationwide.

When providers initially enter the ACS provider network, the Company credentials them for inclusion in the payor-specific provider network.  The Company also re-credentials its providers on a periodic basis.  From time to time, the Company reviews its provider relationships to determine whether any changes to the relationship are appropriate.  The Company believes that credentialing providers represents a valuable service to both its clients and the providers in the network, who would, in the absence of such service, be forced to undergo the credentialing process with respect to each client with whom they enter into a service relationship.

Our Model

The Company’s business model, illustrating the relationships among the persons involved, directly or indirectly, in the Company’s business and its generation of revenue and expenses is depicted below:

Our clients route healthcare claims to us after service has been performed by participant providers in our network.  We process those claims and charge the client/payor according to its contractual rate for the services according to our contract with the client/payor.  In processing the claim, we are paid directly by the client or the insurer for the service.  We then pay the provider of service according to its independently-negotiated contractual rate.  We assume the risk of generating positive margin, the difference between the payment we receive for the service and the amount we are obligated to pay the provider of service.

The Company may also receive a claims submission from a client either electronically or via a paper based claim.  As part of its relationship with its clients, the Company may pay an administrative fee to its clients for the modifications that may be required to the client’s technology, systems and processes to create electronic connectivity with the Company, as well as for the aggregation of claims and the electronic transmission of those claims to us.

How We Deliver Services

Ancillary network analysis.  The Company performs an analysis of the available claims history from each client payor and develops a specific plan to meet each client’s needs.  This analysis identifies service providers that are not already in our network.  We attempt to enter into agreements with such service providers to maximize discount levels and capture a significant volume of previously out-of-network claims.

Ancillary custom network.   ACS customizes its network to meet the needs of each client.  In particular, when a new client joins and periodically for each of our clients, we review the client’s “out-of-network” claims history through our network analysis service and develop a strategy to create a network that efficiently serves the client’s needs.  This may involve adding additional service providers for a client or removing service providers if we determine it is beneficial for them to be excluded from the client’s network.

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

Ancillary systems integration.  The Company has created a proprietary software system that enables us to manage many different customized accounts and includes the following modules:

•	Provider network management

•	Credentialing

•	Data transfer management/electronic data interface

•	Multi-level reimbursement management

•	Posting, Explanation of Benefits, check, and e-funds processes

•	Client service management

•	Claims pricing

•	Advanced data reporting

Ancillary reporting.  ACS offers a complete suite of reports to each client on a monthly basis.  These reports cover contracting efforts and capture rates, client savings, volumes by service category and complete claims and utilization reports and other information of value to the client.

Ancillary healthcare claims management.  The Company can manage ancillary healthcare claims flow, both electronic and paper based, and integrate with a client’s process electronically or through paper claims.  The Company has the capability of performing a number of customized processes that may add additional value for each client.  As part of the claims management process, we manage the documentation requirements specific to each payor.  In the event claims are submitted to us by a payor without the complete required documentation, we will work with the payor and/or service provider to obtain the required documentation so that the claim will be accepted by the payor.  This service provides a labor cost savings to our clients.

Ancillary claims collections management.  The Company facilitates an expedited claims collection process by ensuring receipt of the claim by the client payor, providing information to the client payor required for processing the claim, tracking the status of the claim throughout the process and maintaining a team of customer service representatives to resolve any issues that might delay the collections process.  The Company believes that the providers in its network are paid more effectively and efficiently than would otherwise be the case.

Ancillary data insights.  The Company has developed and continues to develop an extensive database of ancillary healthcare claims history.  The data provides insights into utilization and pricing across a wide variety of service categories, geographies, and service providers.  The Company intends to market this data as a value added service to its clients in the design of custom networks, and the development of ancillary healthcare management programs.

Business Strategy

The Company’s focus is strictly on the ancillary healthcare services market, a growing market that now accounts for almost 30% of total annual healthcare spending in the United States and is estimated at $574 billion (as derived from 2006 data published by the Center for Medicare and Medicaid Services, National Health Statistics Group, U.S. Department of Commerce and Bureau of Economic Analysis and Census).   Ancillary healthcare services are cost effective alternatives to physician and hospital-based services and ancillary providers offer services in 28 different categories, including those listed under “--Services and Capabilities--Ancillary care services.” While most efforts are placed on managing outcomes and reducing healthcare costs associated with patient care in hospitals and in physician offices, the ancillary healthcare service market is an often over-looked, but very important emerging segment of the overall United States healthcare system.  As more and more care is delivered in highly cost effective out-patient and ancillary care settings, the need for better organization and cost containment will only increase over the next several years.  We believe that companies who understand the nuances of the ancillary healthcare market and develop the expertise to manage this new, de-centralized system of patient care, are able to capitalize on this market opportunity.  For example, contracting with ancillary healthcare service providers is difficult without a specific focus on the market.  This is due to the disparate nature of ancillary healthcare services and the fact that these services are offered by a wide array of providers, ranging from small independent practitioners, regional specialty practices as well as national providers.  Since this market is so diverse, it has not been a focus of the major health plans and payors.  The Company believes that because it has developed a substantial network of providers, it has established a sustainable advantage in this market by becoming an aggregator of these services for health plans, and because it has been retained by substantial payors, it can offer healthcare providers a substantial number of patients who are entitled to receive services from payors.

Because the Company is solely focused on the nation-wide ancillary healthcare system designed specifically to help regional and mid-market payors across the country, expanding and maintaining a nation-wide, high-quality, multiple specialty ancillary provider network is a critical component of the Company’s strategy.  The Company has invested to develop its ancillary service provider network both proactively, across geographical and healthcare specialties, and reactively to address specific client needs.  While we have a national footprint of service providers, our intention is to focus on specific geographic markets where we can have a significant impact on a service provider’s patient load.  With market strength in specific geographic areas, the Company has been able to develop favorable rates with ancillary service providers and create an attractive product offering (healthcare cost savings) to regionally-based clients.

In order to enhance its ability to recruit and manage its network of providers, the Company offers a suite of value added services specifically designed to help ancillary care service providers lower their cost of doing business by assuming the responsibility for the most complex and costly interactions with payors.  The services include those listed under “--Services and Capabilities--Ancillary care services.”  The Company believes that by becoming an indispensable business partner to the ancillary healthcare service provider community, it will continue to grow its ancillary healthcare service provider network and continue to derive favorable contracting terms from these service providers.

The Company markets its services to PPOs, TPAs, insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).    The Company believes that there is a large market opportunity involved in providing a highly competitive ancillary care solution to the standard service offered by the major national insurers in select regional markets across the country.  The combination of our regionally specific networks of providers and the resulting contractual cost savings we are able to generate helps ACS’ payor customers compete more effectively against the major national insurers in their local markets.

As of early 2009, the Company’s contracts span approximately 18 million covered lives.  As a rapid aggregator of significant patient volume, the Company believes that it will be able to continue to drive favorable contracting terms from the selected service providers in the ACS Network by directing patient volume to their practices and it will have the ability to negotiate exclusive contracts that will allow the Company to manage the full spectrum of a payor client’s ancillary healthcare benefit offerings.

Sales and Marketing

The Company markets its services to PPOs, TPAs, insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).  The Company utilizes both a new business sales organization of three senior sales professionals as well as a Client Development group of six account management professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new client.  The new business sales team uses a variety of channels to reach potential customers including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences and through strategic partnerships with market partners, independent brokers, and consultants.  The Client Development team gets engaged with each new client to help manage the implementation process.  In addition, an Account Manager is generally assigned to each new customer organization and is responsible for all aspects of the Company’s relationship with the entity including the expanded utilization of the Company’s services over time.

In early 2009, the Company invested in a Sales Force Automation/Customer Relationship Management (“SFA/CRM”) software program to help improve the reach and efficiency of both of these marketing groups.  The SFA component will be used to help track, analyze, and optimize the New Business Sales team’s direct sales efforts and will provide a strategic account management tool for the Client Development team.  In addition, the CRM component will be utilized for targeted direct marketing campaigns to prospective and current customers by both organizations.

In 2009, the Company committed to regular sales and account management training sessions for it’s New Business Sales, Client Development, and Provider Development teams.  The training sessions span ACS product knowledge, new business and exiting customer sales techniques, and major account management.

The Company invests in on-going market research with its customers and maintains an informal customer advisory group with a number of senior leaders in managed care organizations.   In the first quarter of 2009, the Company engaged a strategic marketing services company to conduct a “Market Pulse” which involved in-depth interviews with senior managers/decision-makers in current ACS customer organizations.  The purpose of the “Market Pulse” was to gain customer feed-back on the Company’s optimal product messaging by market segment, differentiated “go-to-market” strategies, and new product ideas.  The outcome from these sessions was used to formulate a solid base of sales, marketing and new product priorities for the next several years.

Customers

The Company’s healthcare payor customers engage the Company to manage a comprehensive array of ancillary healthcare services that the healthcare payors have agreed to make available to their insureds or beneficiaries or for which they have agreed to provide insurance coverage.  The typical services the healthcare payor customers require the Company to provide include:

•	providing a comprehensive network of ancillary healthcare services providers that is available to the payor’s covered persons for covered services;

•	providing claims management, reporting, and processing and payment services;
•	performing network/needs analysis to assess the benefits to payor customers of adding additional/different service providers to the payor customer-specific provider networks; and
•	credentialing network service providers for inclusion in the payor customer-specific provider networks.

The terms of the agreement between the Company and its payor customers do not contemplate that the payor customers will have any relationship with the service providers and, in fact, prohibit payor customers from claiming directly against the service providers.  The agreements between the Company and its payor customers provide that it is the Company’s obligation to deliver or make available the agreed-upon services.  The Company is responsible irrespective of the existence or terms of any agreement the Company has with the service providers.  The terms of the Company-payor customer agreement provide that the Company is obligated to provide or arrange for the provision of all of the service under the Company-payor customer agreement and the Company is responsible for ensuring that the contractual terms are met and such services are provided (whether the services are those performed directly by the Company, such as claims management, processing and payment service, network/needs analysis and credentialing, or those performed by a service provider contracted by the Company).

The Company’s most significant clients include (i) HealthSmart (“HealthSmart”), which consists of HealthSmart and its affiliates, American Administrative Group (“AAG”), Interplan Health Group (“IHG”), and Emerald Healthcare, and (ii) Viant Holdings Inc., consisting of Texas True Choice, Inc. and Beech Street Corporation.  For the year ended December 31, 2008, ACS derived 59% of its total revenue from HealthSmart (including its affiliates) and 39% of its total revenue from Viant Holdings, Inc. (including its affiliates).   For the year ended December 31, 2007, ACS derived 65% of its total revenue from HealthSmart and 28% of its total revenue from Viant Holdings, Inc.

In 2008, the Company added seven new clients, including an affiliate of Viant Holdings. On December 31, 2008, the Company entered into an amendment to its provider service agreement with HealthSmart.  The purpose of this amendment was, among other things, to facilitate and accelerate the integration into the Company’s business model of IHG, with which HealthSmart became affiliated in September 2007, adjust the administrative fees outlined in the previous amendment, define and clarify the exclusivity and levels of cooperation contemplated by the previous amendments, and extend the partnership between the Company and HealthSmart and the duration of their provider service agreement to December 31, 2012.  Under a strategic contracting plan that the amendment requires the parties to develop, the Company would be the exclusive outsourced ancillary contracting and network management provider for HealthSmart’s group health clients and any third party administrators (TPAs).

As part of the amendment, the Company agreed to pay HealthSmart $1,000,000 for costs incurred in connection with the integration of and access to the Company’s network by members of the IHG network, including, but not limited to, costs associated with salaries, benefits, and third party contracts over the extended contract term through 2012.   The amendment specifies that payment of such amount will be made within 90 days of December 31, 2008.  The Company will continue to pay a service fee to HealthSmart designed to reimburse and compensate HealthSmart for the work that it is required to perform to support the Company’s program.  The Amendment provides for adjustments to such fee upon certain events.

Competition

The Company faces four types of direct competitors.

•
The first group of competitors consists of larger, national health plans and insurers such as Aetna, Blue Cross/Blue Shield plans, Cigna, Humana, and United HealthCare.  These larger carriers offer nation-wide, standardized products and often compete on a local level based of the cost-effectiveness of their national contracts.

•
The second group of competitors is more regionally-focused and consists of smaller regional PPOs, payors and community-based provider-owned networks.  These regional competitors are generally managing their own home-grown network of ancillary care providers and are more likely to offer customized products and services tailored to the needs of the local community.  These regional groups will often use their ownership and/or management of the full continuum of care in a local market to direct patients to the provider groups within their network.

•
The third type of competitors focus on managing patients within a single ancillary specialty (e.g. dialysis, imaging or infusion), and offer comprehensive payor and provider services within their chosen ancillary category.

•
The fourth group of competitors is our own clients.  Our clients have selected us based on our extensive network of service providers and cost-savings potential.  However, they may choose to develop their own network instead of outsourcing ancillary management services to us in the future.

Research and Development

The company invests in its information technology infrastructure to enhance the capabilities of its databases, data retrieval tools, data exchange capabilities and claims processing engine.  In addition, the Company believes that its extensive claims database of ancillary healthcare services and costs is a strategic asset.  The Company’s capitalized development costs totaled approximately $490,000 during 2008.

Government Regulation

The healthcare industry is extensively regulated by both the Federal and state governments.  A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services.  Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights.  The Company is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which provides national standards for electronic health information transactions and the data elements used in such transactions.  ACS and its clients may be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers.  Furthermore, the Company and its clients may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payors, mail pharmacy laws and regulations, consumer protection laws and regulations, legislation imposing benefit plan design restrictions, various licensure laws, such as managed care and third party administrator licensure laws, drug pricing legislation and Medicare and Medicaid reimbursement regulations.  Possible sanctions for violations of these laws and regulations include minimum civil penalties of between $5,000-$10,000 for each false claim and treble damages.

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

Employees

As of March 23, 2009, the Company had 59 full-time employees and no part-time employees.

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

The Company has a history of losses and has only achieved profitability in the past year.

Although the Company was profitable in 2008, it incurred losses in each year between its inception in December 2003 and December 2007 and has an accumulated deficit of approximately $3.7 million as of December 31, 2008.  The Company will need to maintain similar levels of claims volume and revenue as it had in 2008 in order to maintain profitability.  No assurances can be given that the Company will be able to continue to grow at the current pace or to continue to operate profitably in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services, particularly given its operating history through 2007.

The Company has a limited number of clients, a few of which account for a substantial portion of its business, and failure to retain such clients could have a material adverse effect on its business and results of operations.

Our two largest clients, HealthSmart Preferred Care, Inc. (“HealthSmart”) and Viant Holdings, Inc. (“Viant”), accounted for an aggregate of approximately 98% of our revenue during 2008; 59% of our revenue during 2008 was derived from HealthSmart.  In 2007, our two largest clients accounted for 93% of our revenue, and 65% of our revenue during 2007 was generated from HealthSmart. The loss of either one of these clients or significant declines in the level of use of our services by one or more of these clients (as would be the case, for example, if our clients decide to contract directly with ancillary healthcare service providers), without replacement by new business, would have a material adverse effect on the Company’s business and results of operations.

The client contract with Viant expires on May 20, 2011 and automatically renews for successive one-year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Such contract may be terminated for convenience by Viant upon two years notice to us or upon thirty (30) days’ notice in the event of a breach.  The client contract with HealthSmart, which was set to expire on July 31, 2009, was amended on December 31, 2008.  The term was extended four years and will expire on December 31, 2012.  There can be no assurance that any client will maintain its contract with us or after the expiration of the then-current term that it will renew its contract on terms favorable to us.  Consequently, the Company’s failure to retain such clients could have a material adverse effect on our business and results of operations.  Additionally, an adverse change in the financial condition of any of these clients, particularly HealthSmart or Viant, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business.

The current financial crisis may reduce our revenue and profitability and harm our growth prospects.

While the Company has not experienced a decline in its operations as a result of the recent financial crisis, it may be affected in the future in at least two ways. First, to the extent that there are significant increases in unemployment, fewer people may participate in insurance programs with our customers. Second, plan participants, seeking to make their operations more cost effective, could make less frequent use of some ancillary services. In either case, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines. Finally, as with any business, the deterioration of the financial condition of our significant customers could have a corresponding adverse effect on us.

Large competitors in the healthcare industry could choose to compete with us, reducing our margins. Some of these potential competitors may be our current clients.

Traditional health insurance companies, specialty provider networks, and specialty healthcare services companies are potential competitors of the Company.  These entities include well-established companies that may have greater financial, marketing and technological resources than we have. Pricing pressure caused by competition has caused many of these companies to reduce the prices charged to clients for core services and to pass on to clients a larger portion of the formulary fees and related revenues received from service providers.  Increased price competition from such companies’ entry into the market could reduce our margins and have a material adverse effect on our financial condition and results of operations.  In fact, our clients could choose to establish their own network of ancillary care providers.  As a result, we would not only lose the benefit of revenue from such clients, but we could face additional competition in our market.

The Company is dependent upon payments from third party payors who may reduce rates of reimbursement.

The Company’s profitability depends on payments provided by third-party payors.  Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years. If continuing, these trends could adversely affect the Company’s results of operations unless it can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to the Company’s clients for the Company’s services provided through the Company, and consequently, the amount these clients would be willing to pay for the Company’s services.

The Company is dependent upon its network of qualified providers and its provider agreements may be terminated at any time.

The development of a network of qualified providers is an essential component of our business strategy.   The typical form of agreement from ancillary healthcare providers provides that these agreements may be terminated at any time by either party with or without cause.  If these agreements are terminated, such ancillary healthcare providers could enter into new agreements with our competitors which would have an adverse effect on our ability to continue our business as it is currently conducted.

For any given claim, the Company is subject to the risk of paying more to the provider than it receives from the customer.

The Company’s agreements with its payor customers, on the one hand, and the service providers, on the other, are negotiated separately.  The Company has complete discretion in negotiating both the prices it charges its payor customers and the financial terms of its agreements with the providers.  As a result, the Company’s profit is primarily a function of the spread between the prices it has agreed to pay the service providers and the prices the Company’s payor customers have agreed to pay the Company.  The Company bears the pricing/margin risk because it is responsible for providing the agreed-upon services to its payor customers, whether or not it is able to negotiate fees and other agreement terms with service providers that result in a positive margin for the Company.  For example, during 2007, approximately 11% of claims were “loss claims” (that is, where the amount paid by the Company to the provider exceeded the amount received by the Company from the corresponding payor for that particular claim) and these loss claims, in the aggregate, comprised approximately $460,000, or 56% of the Company’s net loss in 2007.  During 2008, the aggregate loss on loss claims was approximately $998,000.  The loss claims represent 9% of all claims in 2008.  There can be no assurances that the loss claim percentage will not be higher in future periods.  If a higher percentage of the Company’s claims resulted in a loss, its results of operations and financial position would be adversely affected.

The Company has significantly increased in size and may not be able to effectively process the claims submitted by its providers in a timely manner.

Our size and the volume of claims has increased dramatically in the last few years.  As a result, we have had to increase the size of our processing capabilities and our staff.  If we are unable to effectively increase our processing speed and integrate new providers, we may be unable to process properly all claims submitted and this could have a negative impact on our relationships with clients, which in turn could lead to a loss of business.

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

Numerous state and federal laws and regulations affect our business and operations. These laws and regulations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;
•	the Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;
•	mail pharmacy laws and regulations;
•	privacy and confidentiality laws and regulations;
•	consumer protection laws and regulations;
•	legislation imposing benefit plan design restrictions;
•	various licensure laws, such as managed care and third party administrator licensure laws;
•	drug pricing legislation;
•	Medicare and Medicaid reimbursement regulations; and
•	Health Insurance Portability and Accountability Act of 1996.

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

There are limited barriers to entering our market, meaning that it is relatively easy for other companies to replicate our business model and provide the same or similar services that we currently provide. Major benefit management companies and healthcare companies not presently offering ancillary healthcare services may decide to enter the market. These companies may have greater financial, marketing and other resources than are available to us.  Competition from other companies may have a material adverse effect on our financial condition and results of operations.

The Company’s inability to react effectively to changes in the healthcare industry could adversely affect its operating results.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry.  Proposed changes to the U.S. healthcare system, including potential national healthcare reform, may increase governmental involvement in healthcare and ancillary healthcare services, and otherwise change the way payors, networks and service providers conduct their businesses. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services such as those provided by the Company.  Other legislative or market-driven changes in the healthcare system that the Company cannot anticipate could also materially adversely affect our business. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on our business or our clients.  Our inability to react effectively to changes in the healthcare industry may result in a material adverse effect on our business and operating results.

The continued services and leadership of the Company’s senior management is critical to its ability to maintain growth and any loss of key personnel could adversely affect its business.

The future of our business depends to a significant degree on the skills and efforts of our senior executives, in particular our Chief Executive Officer, David S. Boone, and our Chief Financial Officer, Steven J. Armond.  If we lose the services of any of our senior executives, and especially if any of our executives joins a competitor or forms a competing company, our business and financial performance could be seriously harmed.  We have an employment agreement with Mr. Boone, which automatically renews on April 30th of each year for another one-year term.  We have an employment agreement with Mr. Armond, which automatically renews on October 12 of each year for another one-year term.  While we are in the process of obtaining life insurance coverage for Mr. Boone, we currently have no such coverage for him.  A loss of any of our executive officers’ skills, knowledge of the industry, contacts and expertise could cause a setback to our operating plan and strategy.

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

Monthly fluctuations in the number of claims we process and the types of claims we process will impact the quarterly and annual results of the Company.  Our margins vary depending on the type of ancillary healthcare service provided, the rates associated with those services and the overall mix of these claims, each of which will impact our profitability.  Consequently, it may be difficult to predict our revenue from one quarter to another quarter.

Future sales of the Company’s Common Stock, or the perception that these sales may occur, could depress the price of the Company’s Common Stock.

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of March 23, 2009, the Company had 15,419,442 shares of its Common Stock outstanding.  Of the outstanding shares, 10,669,353 are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act.  An additional 4,750,089 shares are “restricted shares” as that term is defined under the Securities Act and may be sold from time to time pursuant to a registration statement on Form S-3 (No. 333-133110), which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At March 23, 2008, warrants to purchase 2,065,645 shares of Common Stock of the Company were outstanding, and options to purchase 2,355,200 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan.  In addition, 393,292 shares of the Common Stock of the Company remain available for future grants of options to purchase shares of the Common Stock of the Company under the Company’s Amended and Restated 2005 Stock Option Plan.  If all of the outstanding warrants are exercised and all options available under the Company’s Amended and Restated 2005 Stock Option Plan are issued and exercised, there will be approximately 20,233,579 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 23, 2009, our officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 60.5% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

We are subject to the listing requirements of the Nasdaq Capital Market and there can be no assurances that we will continue to satisfy these listing requirements.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to continued listing requirements, including requirements with respect to the market value of publicly-held shares and minimum bid price per share, among others, and requirements relating to board and audit committee independence.   If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.  If we are delisted from The Nasdaq Capital Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others, a limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2.                    Properties.

The Company occupies a total of 16,449 square feet of office space, all of which is leased.  The leased space comprises our principal executive offices, which is located at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, TX 75240, pursuant to a lease that expires on March 31, 2013.  Included in the 16,449 square feet are 7,100 square feet of space added to our original lease by means of an amendment to the lease executed in February 2009. The Company does not own or lease any other real property and believes its offices are suitable to meet its current needs.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2008.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
                                 Equity Securities.

Market Information

The Company’s Common Stock has traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol ANCI since September 29, 2008.  Between October 19, 2006 and September 26, 2008, our stock traded on the American Stock Exchange (“Amex”) under the symbol XSI and between December 28, 2005 and October 19, 2006, public trading for our Common Stock occurred on the OTC Bulletin Board.

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our Common Stock on the Amex from January 1, 2007 through September 26, 2008 and the high and low sales prices for our Common Stock on NASDAQ from September 29, 2008 through December 31, 2008.

	High	Low
2008
Fourth Quarter Ended December 31(NASDAQ)	$9.50	$4.02
Third Quarter Ended September 30 (NASDAQ)	$9.50	$4.40
Second Quarter Ended June 30 (Amex)	$4.75	$2.85
First Quarter Ended March 31 (Amex)	$3.60	$2.40

2007
Fourth Quarter Ended December 31(Amex)	$4.30	$2.32
Third Quarter Ended September 30 (Amex)	$2.60	$1.40
Second Quarter Ended June 30 (Amex)	$2.10	$1.56
First Quarter Ended March 31 (Amex)	$2.53	$1.45

The closing price on NASDAQ for our Common Stock on March 23, 2009 was $7.99.

Holders

As of March 23, 2009, in accordance with the records of our transfer agent, there were 156 record holders of ACS Common Stock.

Dividends

We have not declared cash dividends on our Common Stock.  We intend to retain all earnings to finance future growth and do not anticipate that we will pay cash dividends for the foreseeable future.

Repurchases of Securities

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On October 8, 2008, the Company issued 326 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase an aggregate of 1,000 shares.  The Holder of the warrant forfeited the right to acquire 674 shares of its common stock under the warrant as consideration for this cashless exercise.  This share issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as it was a transaction by the issuer that did not involve a public offering of securities and involved a sale made to an accredited investor.  There were no proceeds to the Company pursuant to such issuance.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The focus of the following discussion is on the underlying business reasons for significant changes and trends affecting the revenues, net losses and financial condition of ACS.  The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the twelve month periods ended December 31, 2008 and 2007 as well as our financial positions at December 31, 2008 and 2007, contained elsewhere in this Annual Report on Form 10-K  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

American CareSource Holdings, Inc. (the “Company”, “ACS”, “we”, “us”, or “our”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers. The Company’s customers include self-insured employers, indemnity insurers, PPOs, HMOs, third-party administrators and federal and local governments that engage the Company to provide them with a complete outsourced solutions designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by:

•	providing payor customers with a comprehensive network of ancillary healthcare services providers that is available to their covered persons for covered services;
•	providing payor customers with claims management, reporting, and processing and payment services;
•	performing network/needs analysis to assess the benefits to payor customers of adding additional/different service providers to the payor customer-specific provider networks; and
•	credentialing network service providers for inclusion in the payor customer-specific provider networks.

The Company’s business model, illustrating the relationships among the persons involved, directly or indirectly, in the Company’s business and its generation of revenue and expenses is depicted below:

Our clients route healthcare claims to us after service has been performed by participant providers in our network.  We process those claims and charge the client/payor according to its contractual rate for the services according to our contract with the client/payor.  In processing the claim, we are paid directly by the client or the insurer for the service.  We then pay the provider of service according to its contractual rate.  We assume the risk of generating positive margin, the difference between the payment we receive for the service and the amount we are obligated to pay the original provider of service or member of its proprietary network.

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed, the claim has been billed to the payor and collections from payors are reasonably assured.  Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing ancillary health care services, client administration fees paid to our client payors to reimburse them for routing the claims to us for processing, and the Company’s related direct labor and overhead of processing invoices, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by us from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized.

The Company markets its products to preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans, such as employee benefit plans that are self-administered under collective bargaining agreements.

The year ended December 31, 2008 marks the first full year in which we realized a profit.  Our net income for year ended December 31, 2008 was $3,638,463, compared to a net loss of $820,230 for the year ended December 31, 2007. The Company is seeking continuing growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional PPOs, TPAs and other direct payors as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues

The following table sets forth a comparison of our revenues for the following years ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Net Revenues	$58,289	$23,488	$34,801	148%

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed.  The increase in revenue for the year ended December 31, 2008 as compared to 2007 is due to the addition of five new clients (two of which are affiliates of our two existing significant customers) during 2007, the addition of seven new clients in 2008 (one of which is an affiliate of one of our existing significant customers) and the expansion of our relationships with our two largest customers, which relationships were established in 2006 and early 2007.  The five clients added in 2007 added incremental revenues of $22.1 million during 2008 compared to 2007.  The seven new clients added in 2008 generated incremental revenues of approximately $680,000 during 2008.  In addition, we recognized $13.4 million of incremental revenues during 2008 from our largest client.  The progression of these relationships allowed the Company access to a greater number of payors and allowed us to benefit from the external growth and expansion of our clients.  In addition, revenues were positively impacted by growth in our service provider network.  The increases were offset by declines in revenue generated from certain other client accounts, as one of our clients had entered into agreements directly with service providers, which was described in previous filings.  The decline in revenue from these accounts was approximately $1.2 million in 2008 compared to 2007.

The Company will continue to seek growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional PPOs, TPAs and other direct payors as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the key components of our cost of revenues, for the years ended December 31:

					Change
($ in thousands)	2008	% of revenue	2007	% of revenue	$	%
Provider payments	$42,603	73%	$17,206	73%	$25,397	148%
Administrative fees	3,395	6	1,251	5	2,144	171%
Fixed costs	3,255	6	2,145	9	1,110	52%
Total cost of revenues	$49,253	84%	$20,602	88%	$28,651	139%

Cost of revenues is comprised of payments to our providers, administrative fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our network development and claims administration organizations.  Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.  In 2008, cost of revenues related to payments to providers increased as compared to 2007 as a result of increased claims volume and increased revenues, and the fluctuation in the mix of types of services provided by the Company.  Payments made to providers as a percent of net revenues were 73.1% during 2008 and 73.3% during 2007.  The increase in administration fees was due to increased claim volume as a result of expanded relationships with existing clients.  Fixed costs increased due to increased salaries and benefits related to headcount additions and the implementation of an employee incentive plan in early 2008 and increased costs associated with software development and infrastructure expansion.  The software development and infrastructure expansion includes enhancements to our internal billing and collection systems which allow us to more effectively and efficiently provide services to our client payors.

The following table sets forth a comparison of contribution margin percentage for the years presented ended December 31:

	2008	2007	Change % pts
Contribution margin	15.5%	12.3%	3.2%

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues.  The increase in contribution margin reflected in the above table is attributable primarily to net revenues growing at a greater pace than our cost of revenues, offset by a variety of factors, including fluctuations in the mix of services provided by the Company and increased administration fees payable to clients as result of higher claim volume.  The Company anticipates that it will continue to experience margin expansion as the rate of client volume increases over time resulting in improved leverage of its fixed cost infrastructure.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Selling, general and administrative expenses	$5,095	$3,754	$1,341	36%
Percentage of total net revenues	8.7%	16.0%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.  The increase in SG&A, on an absolute dollar basis, reflected in the above table is primarily related to increased professional expenses, specifically accounting, legal and consulting fees, accrued bonuses related to improved operating results compared to the prior year periods, increased stock-based compensation expense, increased recruiting fees related to attracting and hiring talented employees to facilitate the Company’s growth and sales commissions commensurate with our increased revenues.  For 2008, the increase was offset by the effect of the severance costs incurred during 2007 related to our former Chief Executive Officer, who resigned effective June 30, 2007.  Those costs were approximately $338,000.

SG&A expenses as a percentage of net revenues decreased over the prior year periods as a result of net revenues growing more rapidly than our SG&A expenses, which is primarily the result of the achievement of economies of scale as our revenues increased.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Depreciation	$202	$116	$86	74%
Amortization	213	213	-	-%
Total Depreciation and amortization	$415	$329	$86	26%

Amortization of intangibles consists of $85,000 of amortization of certain software development costs and $128,000 in amortization of the capitalized value of provider contracts that were acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation.  Each of these items is being amortized using the straight-line method over its expected useful life, which is five years for software and 15 years for provider contracts.  As of December 31, 2008, the intangible asset related to software development costs was fully amortized.

The increase in depreciation expense is a direct result of an increase in capital expenditures, which increased approximately 333% in 2008 compared to 2007.  A significant portion of those expenditures in 2008 related to the continued development of our technology infrastructure.

Interest Income (Expense), net

The following table sets forth a comparison of the components of interest income (expense), net for the periods ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Interest income	$183	$201	$(18)	(9)%
Interest expense	(5)	(11)	6	(55)%
Debt issuance costs	-	(46)	46	-%
Total interest income, net	$178	$144	$34	24%

During 2008, interest (income) expense, net increased compared to the prior year period due to the amortization of debt issuance costs of $46,300, which was amortized during 2007.  Those costs were fully amortized as of December 31, 2007.

Income Tax Provision

For 2008, a provision for income taxes of approximately $65,000 was recorded, as compared to an income tax benefit that was recorded in the prior year periods of approximately $233,000.  The provision for 2008 represents our estimated margin tax liability in the State of Texas.  Due to the existence of our net operating loss carryforward, we have no federal income tax liability for the year ended December 31, 2008.

During 2008, the Company generated net income which began to reduce the net operating loss carryforward and the resulting valuation allowance.  The Company evaluated the need for the valuation allowance and determined that a full allowance was needed for all net assets other than its Texas tax credit carryforward, which is a margin tax.  Such Texas tax credit carryforward will be utilized over a 18-year period.  The Company will evaluate the need to reduce the valuation allowance based on continued positive income performance.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a working capital surplus of $7.8 million compared to $3.6 million at December 31, 2007.  In addition, our cash and cash equivalents balance increased to $10.6 million as of December 31, 2008 compared to $4.3 at December 31, 2007.  The increase is primarily the result of net cash provided by operating activities of $6.5 million and approximately $579,000 of proceeds from the exercise of stock options and warrants during 2008.  That increase was offset by capital expenditures of approximately $785,000 during the same period.

During 2008, operating activities provided net cash of $6.5 million, the primary components of which were net income of $3.6 million, adjusted for non-cash charges of share-based compensation expense, an administrative fee expense of approximately $781,000, depreciation and amortization of approximately $415,000 and a $1.6 million change in operating assets and liabilities.  Net operating assets and liabilities provided cash due to the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network in addition to the accrual made for performance related bonuses during the year ended December 31, 2008.

Investing activities during 2008 were comprised of investments in software development costs of approximately $492,000 and in property and equipment of approximately $292,000.  The software development costs relate primarily to enhancements to our business intelligence capabilities, while the increase in property and equipment relates primarily to investments in computer equipment to facilitate our growth and increases in headcount.  During 2008, we retired our outstanding note payable.  As a condition to the issuance of the note, we were required to hold a restricted certificate of deposit in the amount of $145,000.  Subsequent to the retirement of the debt, the restriction on the balance was lifted and the certificate of deposit was redeemed.

Financing activities during 2008 produced cash of approximately $488,000, compared to cash used of approximately $291,000 in the corresponding period in 2007.  Cash generated in financing activities was primarily comprised of proceeds of approximately $452,000, from the exercise of employee stock options, approximately $130,000 of which was received from the exercise of 399,007 stock options by the former Chief Executive Officer of the Company.  In addition, approximately $127,000 was generated from the exercise of stock warrants, which resulted in the issuance of 23,177 shares of the Company’s common stock.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities to fund our operations.  We believe our current cash balance of $10.6 million as of December 31, 2008 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2008.

Inflation

Inflation did not have a significant impact on the Company’s costs during the years ended December 31, 2008 and December 31, 2007, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at December 31, 2008 or December 31, 2007 or for the periods then ended.

Critical Accounting Policies

Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the financial statements located elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management:

Intangible Assets.

Intangible assets consist of provider contracts and internally developed claims payment and billing software.  Each of these items is being amortized using the straight-line method over its expected useful life of five years for the software and fifteen years for the provider contracts.  Our experience to date is that we have approximately 4% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2008, there is no impairment of this intangible asset.  The cost of adding additional providers is considered an ongoing operating expense.

Impairment of Long-Lived Assets.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. If the actual value is significantly less than the estimated value, impairment is incurred.

Revenue recognition.

The Company recognizes revenue on the services that it provides, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers, (ii) providing claims management, reporting, processing and payment services, (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks and (iv) providing credentialing of network services providers for inclusion in the cleint payor-specific provider networks. Revenue is recognized when services are delivered, which occurs after processed claims are billed to the client payors and collections are reasonably assured.  The Company estimates revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

The Company presents its revenues in accordance with EITF No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" (EITF 99-19), which requires the determination of whether the Company is acting as a principal or an agent in the fulfillment of the services rendered.  After careful evaluation of the key indicators detailed in EITF No. 99-19, the Company acknowledges that while the determination of gross versus net reporting is highly judgmental in nature, the Company has concluded that its circumstances are most consistent with those key indicators that support gross revenue reporting.

Following are the key indicators that support the Company’s conclusion that it acts as a principal under EITF No. 99-19 when settling claims for service providers through its contracted service provider network:

•
The Company is the primary obligor in the arrangement.  The Company has assessed its role as primary obligor as a strong indicator of gross reporting as described in EITF No. 99-19.  The Company believes that it is the primary obligor in its transactions because it is responsible for providing the services desired by its client payors.  The Company has distinct, separately negotiated contractual relationships with its client payors and with the ancillary health care providers in its networks.  The Company does not negotiate “on behalf of” its client payors and does not hold itself out as the agent of the client payors when negotiating the terms of the Company’s ancillary healthcare service provider agreements.  The Company’s agreements contractually prohibit client payors and service providers from entering into direct contractual relationships with one another.  The client payors have no control over the terms of the Company’s agreements with the service providers.  In executing transactions, the Company assumes key performance-related risks.  The client payors hold the Company responsible for fulfillment, as the provider, of all of the services the client payors are entitled to receive under their contracts; client payors do not look to the service providers for fulfillment.  In addition, the Company bears the pricing/margin risk as the principal in the transactions.  Because the contracts with the client payors and service providers are separately negotiated, the Company has complete discretion in negotiating both the prices it charges its client payors and the financial terms of its agreements with the service providers.  Since the Company’s profit is generally the spread between the amounts received from the client payors and the amount paid to the service providers, it bears significant pricing/margin risk.  There is no guaranteed mark-up payable to the Company on the amount the Company has contracted.  Thus, the Company bears the risk that amounts paid to the service provider will be greater than the amounts received from the client payors, resulting in a loss or negative claim.

•
The Company has latitude in establishing pricing.  The Company has complete latitude in negotiating the price to be paid to the Company by each client payor and the price to be paid to each contracted service provider.  This type of pricing latitude may indicate that the Company has the risks and rewards normally attributed to a principal in the transactions.

•
The Company changes the product or performs part of the services.  The Company provides the benefits associated with the relationships it builds with the client payors and the service providers.  While the parties could deal with each other directly, the client payors would not have the benefit of the Company’s experience and expertise in assembling a comprehensive network of service providers, in claims management, reporting and processing and payment services, in performing network/needs analysis to assess the benefits to client payors of adding additional/different service providers to the client payor-specific provider networks, and in credentialing network service providers.

•
The Company has discretion in supplier selection.  The Company has complete discretion in supplier selection.  One of the key factors considered by client payors who engage the Company is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers.  As part of the contractual arrangement between the Company and its client payors, the payors identify their obligations to their respective covered persons and then work with the Company to determine the types of ancillary healthcare services required in order for the payors to meet their obligations.  The Company may select the providers and contract with them to provide services at its discretion.

•
The Company is involved in the determination of product or service specifications.  The Company works with its client payors to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered persons.  In some respects, the Company is customizing the product through its efforts and ability to assemble a comprehensive network of providers for its customers that is tailored to each client payor’s specific needs.  In addition, as part of its claims processing and payment services, the Company works with the client payors, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

•
The supplier (and not the Company) has credit risk.  The Company believes it has some level of credit risk, but that risk is mitigated because the Company does not remit payments to providers unless and until it has received payment from the relevant client payors following the processing of a claim by the Company.

•	The amount that the Company earns is not fixed. The Company does not earn a fixed amount per transaction nor does it realize a per-person, per-month charge for its services.

The Company has evaluated the other indicators under EITF 99-19, including whether or not the Company has general inventory risk (a key indicator that may support gross revenue reporting).  The Company believes that this indicator is not applicable to its situation, as its business is not related to the delivery of goods and inventory is not an important factor from an operational or financial point of view.

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2008 and December 31, 2007, its net revenues would have been $15,685,967 and $6,282,260, respectively.

Pending Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.   The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, the FSP is effective for the Company on January 1, 2009.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009.  109,095 warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for these warrants outstanding at that date.  The Company is currently evaluating the impact the adoption of EITF 07-5 will have on it financial position, results of operations or cash flows.

Item 8.                    Financial Statement and Supplementary Data.

The Company’s financial statement and supplementary data required to be filed pursuant to this Item 8 are located at the end of this Annual Report on Form 10-K, beginning on page F-1.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) are effective for the recording, processing, summarizing and reporting of the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting by the Company.   “Internal control over financial reporting “   is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management believes that, as of December 31, 2008, the Company has maintained effective internal control over financial reporting.

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

None.
PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

Apart from certain information concerning our Code of Ethics which is set forth below, the information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 19, 2009, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2008.

The Board of Directors of the Company has adopted a Code of Ethics, attached to our annual report on Form 10-K for the year ended December 31, 2007 as Exhibit 14.1, which defines the ethical principles that govern the conduct of all senior officers of the Company, including our chief executive officer, chief operating officer, chief financial officer and principal accounting officer.  The Code of Ethics is available to stockholders at our website, www.anci-care.com.

Item 11.                  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 19, 2009, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2008.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information at December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,489,492	$3.08	—
Equity compensation plans not approved by security holders	106,708	6.89	393,292
Total	2,355,200	$3.25	393,292

In addition, warrants to purchase 2,065,645 shares of Common Stock of the Company are issued and outstanding as compensation to certain guarantors (including two of our directors) of Company debt that has since been retired by the Company, as part of compensation to the placement agent in connection with a March 2006 private placement of the Company’s Common Stock, and to a client of the Company as partial compensation for services performed.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants

Series A (1)	1,096,491	$0.40

Series B (2)	635,059	$0.49

Series C (3)	109,095	$5.50

Series D (4)	225,000	$1.84

Total Warrants Outstanding	2,065,645	$0.85

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

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 19, 2009, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2008.

Item 14.                  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about May 19, 2009, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of American CareSource Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Annual Report on Form 10-K for the year ended then and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa
March 31, 2009

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31
	2008	2007

Net revenues	$58,288,775	$23,487,911
Cost of revenues:
Provider payments	42,602,808	17,205,652
Administrative fees	3,395,085	1,250,386
Fixed costs	3,255,140	2,145,562
Total cost of revenues	49,253,033	20,601,600

Contribution margin	9,035,742	2,886,311

Selling, general and administrative expenses	5,094,580	3,754,175
Depreciation and amortization	415,459	328,839
Total operating expenses	5,510,039	4,083,014

Operating income (loss)	3,525,703	(1,196,703)

Interest income	182,976	200,719
Interest expense	(4,883)	(10,700)
Debt issuance costs	-	(46,300)
Total interest income (expense), net	178,093	143,719

Income (loss) before income taxes	3,703,796	(1,052,984)
Income tax provision	65,333	(232,754)
Net income (loss)	$3,638,463	$(820,230)

Earnings (loss) per common share:
Basic	$0.24	$(0.06)
Diluted	$0.21	$(0.06)

Basic weighted average common shares outstanding	15,083,827	14,546,796
Diluted weighted average common shares outstanding	17,735,576	14,546,796

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,577,829	$4,272,498
Accounts receivable, net	5,788,457	3,651,203
Prepaid expenses and other current assets	489,928	403,559
Deferred income taxes	5,886	5,886
Total current assets	16,862,100	8,333,146

Property and equipmet, net	915,224	332,450

Other assets:
Certificate of deposit, restricted	-	145,000
Deferred income taxes	243,959	255,731
Other assets	883,155	237,246
Intangible assets, net	1,280,656	1,494,238
Goodwill	4,361,299	4,361,299
	$24,546,393	$15,159,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to service providers	$5,964,392	$3,344,278
Accounts payable and accrued liabilities	3,100,839	1,320,036
Current maturities of long-term debt	11,023	55,697
Total current liabilities	9,076,254	4,720,011

Long-term debt	3,053	50,348

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares autorized none issued	-	-
Common stock, $0.01 par value; 40,000,000 shares autorized; 15,406,972 and 14,668,416 shares issued and outstanding in 2008 and 2007, respectively	154,069	146,684
Additional paid-in capital	19,046,367	17,613,880
Accumulated deficitt	(3,733,350)	(7,371,813)
Total shareholders’ equity	15,467,086	10,388,751
	$24,546,393	$15,159,110

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the years ended December 2008 and 2007
	Common Stck		Additional Paid-in Capital	Debt Issuance Costs	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	14,484,115	$144,841	$17,034,201	$(46,300)	$(6,551,583)	$10,581,159
Net loss	-	-	-	-	(820,230)	(820,230)
Stock-based compensation expense	-	-	418,058	-	-	418,058
Issuance of common stock upon exercise of stock options	184,301	1,843	55,796	-	-	57,639
Amortization of warrants associated with debt	-	-	-	46,300	-	46,300
Issuance of common stock warrants for payment of client management fees	-	-	105,825	-	-	105,825
Balance at December 31, 2007	14,668,416	$146,684	$17,613,880	$-	$(7,371,813)	$10,388,751
Net income	-	-	-	-	3,638,463	3,638,463
Stock-based compensation expense	-	-	698,863	-	-	698,863
Issuance of common stock upon exercise of stock options	700,630	7,006	445,244	-	-	452,250
Issuance of common stock upon exercise of stock warrants	23,177	232	127,196	-	-	127,428
Issuance of common stock upon net warrant exercises	14,749	147	(147)	-	-	-
Issuance of common stock warrants for payment of client management fees	-	-	161,331	-	-	161,331
Balance at December 31, 2008	15,406,972	$154,069	$19,046,367	$-	$(3,733,350)	$15,467,086

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31
	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,638,463	$(820,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Stock-based compensation expense	698,863	418,058
Depreciation and amortization	415,462	328,839
Amortization of debt issuance costs	-	46,300
Client administration fee expense related to warrants	82,478	35,276
Deferred income taxes	11,772	(255,731)
Changes in operating assets and liabilities:
Accounts receivable	(2,137,254)	(2,316,253)
Prepaid expenses and other assets	346,575	(542,626)
Accounts payable and accrued liabilities	780,803	558,110
Due to service providers	2,620,114	2,267,104
Net cash provided by (used in) operating activities	6,457,276	(281,153)

Cash flows from investing activities:
Investment in software development costs	(492,185)	-
Additions to property and equipment	(292,469)	(181,153)
Redemption of certificate of deposit	145,000	-
Net cash used in investing activities	(639,654)	(181,153)

Cash flows from financing activities:
Payments on long-term debt	(91,969)	(348,215)
Proceeds from exercise of stock warrants	127,428	-
Proceeds from exercise of stock options	452,250	57,639
Net cash provided by (used in) financing activities	487,709	(290,576)

Net increase (decrease) in cash and cash equivalents	6,305,331	(752,882)
Cash and cash equivalents at beginning of period	4,272,498	5,025,380

Cash and cash equivalents at end of period	$10,577,829	$4,272,498

Supplemental cash flow information:
Cash paid for taxes	$15,423	$-

Supplemental non-cash financing activity:
Warrants issued as payment of client management fees	$161,331	$105,825

See accompanying notes.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s healthcare payor customers, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), engage the Company to provide them with a complete outsourced solution designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by:

•
providing payor customers with a comprehensive network of ancillary healthcare services providers that is tailored to each payor customer’s specific needs and is available to each payor customer’s covered persons for covered services;

•	providing payor customers with claims management, reporting, and processing and payment services;
•	performing network/needs analysis to assess the benefits to payor customers of adding additional/different service providers to the payor customer-specific provider networks; and
•	credentialing network service providers for inclusion in the payor customer-specific provider networks.

ACS was incorporated in Delaware in 2003 as a wholly-owned subsidiary of Patient Infosystems, Inc. (“Patient Infosystems”) in order to facilitate Patient Infosystems’ acquisition of substantially all of the assets of American CareSource Corporation.  American CareSource Corporation had been in operation since 1997, and its predecessor company, Physician’s Referral Network, had been in operation since 1995.  In December 2005, Patient Infosystems distributed substantially all of its shares of the Company to its then-current stockholders through a dividend, and since that time ACS has been an independent, publicly-traded company.

Public trading of the Company’s common stock commenced on December 28, 2005 under the symbol ACSH.OB on the Over the Counter Bulletin Board Market (“OTC Bulletin Board”).  The Company’s common stock was listed for trading on the American Stock Exchange on October 19, 2006 under the symbol “XSI”.

During the third quarter of 2008, the Company’s Board of Directors approved the decision to move the listing of the Company’s common stock to The NASDAQ Stock Market (“the NASDAQ”) from the American Stock Exchange.  Trading of the Company’s common stock commenced on the NASDAQ on September 29, 2008 under the stock symbol “ANCI”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its one wholly-owned subsidiary, Ancillary Care Services, Inc.  All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts in deposit accounts in excess of federally insured limits of $250,000.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue on the services that it provides, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers, (ii) providing claims management, reporting, processing and payment services, (iii) providing network/need analysis to assess the benefits to payor clients of adding what additional/different service providers to the client-specific provider networks and (iv) providing credentialing of network services providers for inclusion in the client payor-specific provider networks. Revenue is recognized when services are delivered, which occurs after processed claims are billed to the client payors and collections are reasonably assured.  The Company estimates revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

The Company presents its revenues in accordance with EITF No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" (EITF 99-19), which requires the determination of whether the Company is acting as a principal or an agent in the fulfillment of the services rendered.  After careful evaluation of the key indicators detailed in EITF No. 99-19, the Company acknowledges that while the determination of gross versus net reporting is highly judgmental in nature, the Company has concluded that its circumstances are most consistent with those key indicators that support gross revenue reporting.

Following are the key indicators that support the Company’s conclusion that it acts as a principal under EITF No. 99-19 when settling claims for service providers through its contracted service provider network:

•
The Company is the primary obligor in the arrangement.  The Company has assessed its role as primary obligor as a strong indicator of gross reporting as described in EITF No. 99-19.  The Company believes that it is the primary obligor in its transactions because it is responsible for providing the services desired by its client payors.  The Company has distinct, separately negotiated contractual relationships with its client payors and with the ancillary health care providers in its networks.  The Company does not negotiate “on behalf of” its client payors and does not hold itself out as the agent of the client payors when negotiating the terms of the Company’s ancillary healthcare service provider agreements.  The Company’s agreements contractually prohibit client payors and service providers to enter into direct contractual relationships with one another.  The client payors have no control over the terms of the Company’s agreements with the service providers.  In executing transactions, the Company assumes key performance-related risks.  The client payors hold the Company responsible for fulfillment, as the provider, of all of the services the client payors are entitled to under their contracts; client payors do not look to the service providers for fulfillment.  In addition, the Company bears the pricing/margin risk as the principal in the transactions.  Because the contracts with the client payors and service providers are separately negotiated, the Company has complete discretion in negotiating both the prices it charges its client payors and the financial terms of its agreements with the service providers.  Since the Company’s profit is the spread between the amounts received from the client payors and the amount paid to the service providers, it bears significant pricing/margin risk.  There is no guaranteed mark-up payable to the Company on the amount the Company has contracted.  Thus, the Company bears the risk that amounts paid to the service provider will be greater than the amounts received from the client payors, resulting in a loss or negative claim.

•
The Company has latitude in establishing pricing.  As stated above, the Company has complete latitude in negotiating the price to be paid to the Company by each client payor and the price to be paid to each contracted service provider.  This type of pricing latitude indicates that the Company has the risks and rewards normally attributed to a principal in the transactions.

•
The Company changes the product or performs part of the services.  The Company provides the benefits associated with the relationships it builds with the client payors and the services providers.  While the parties could deal with each other directly, the client payors would not have the benefit of the Company’s experience and expertise in assembling a comprehensive network of service providers, in claims management, reporting and processing and payment services, in performing network/needs analysis to assess the benefits to client payors of adding additional/different service providers to the client payor-specific provider networks, and in credentialing network service providers.

•
The Company has discretion in supplier selection.  The Company has complete discretion in supplier selection.  One of the key factors considered by client payors who engage the Company is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers.  As part of the contractual arrangement between the Company and its client payors, the payors identify their obligations to their respective covered persons and then work with the Company to determine the types of ancillary healthcare services required in order for the payors to meet their obligations.  The Company may select the providers and contract with them to provide services at its discretion.

•
The Company is involved in the determination of product or service specifications.  The Company works with its client payors to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered persons.  In some respects, the Company is customizing the product through its efforts and ability to assemble a comprehensive network of providers for its customers that is tailored to each client payor’s specific needs.  In addition, as part of its claims processing and payment services, the Company works with the client payors, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

•
The supplier (and not the Company) has credit risk.  The Company believes it has some level of credit risk, but that risk is mitigated because the Company does not remit payment to providers unless and until it has received payment from the relevant client payors following the Company’s processing of a claim.

•	The amount that the Company earns is not fixed. The Company does not earn a fixed amount per transaction nor does it realize a per person per month charge for its services.

The Company has evaluated the other indicators under EITF 99-19, including whether or not the Company has general inventory risk (a key indicator that may support gross revenue reporting).  The Company believes that this indicator is not applicable to its situation, as its business is not related to the delivery of goods and inventory is not an important factor from an operational or financial point of view.

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2008 and December 31, 2007, its net revenues would have been $15,685,967 and $6,282,260, respectively.

Provider Payments

Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.

Property and Equipment, Net

Property and equipment are recorded at original cost and increased by the cost of any significant improvements after purchase.  The Company expenses maintenance and repairs when incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements.  For income tax purposes, the Company uses accelerated depreciation methods as allowed by tax laws.

Research and Development

Research and development costs are expensed as incurred.  The Company capitalizes costs associated with internal software development in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  During 2008, we capitalized $492,185 of internally developed software costs.  Those costs are amortized over a useful life of 5-years.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction of credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled.  A valuation allowance would be established to reduce deferred tax assets if it is likely that a deferred tax assets if it is likely that a deferred tax asset will not be realized.

Stock Compensation

The Company records all share-based payments to employees in the financial statements based on their estimated fair values in accordance with Statement Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004).  Additional information about the Company’s share-based payment plan is presented in Note 6.

Segment and Related Information

The Company uses the “management approach” for reporting information about segments in annual and interim financial statements in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of a single operating segment.

Goodwill and Intangible Assets

Intangible assets consist of provider contracts and internally developed claims payment and billing software.  Each of these items is being amortized using the straight-line method over its expected useful life of 5-years for the software and 15-years for the provider contracts.  Our experience to date is that we have approximately 4% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2008, there is no impairment of this intangible asset.  The cost of adding additional providers is considered an ongoing operating expense.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we will evaluate goodwill for impairment annually as of December, or more frequently if impairment indicators arise.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  As of December 31, 2008 and 2007, we have determined that no impairment of Goodwill or Other Intangible Assets exists.

The following is a summary of our intangible assets as of December 31 for the years presented:

	2008	2007

Provider contracts	$1,920,984	$1,920,984
Software	427,581	427,581
	2,348,565	2,348,565
Accumulated amortization	(1,067,909)	(854,327)
Acquisition intangibles, net	$1,280,656	$1,494,238

Amortization expense was approximately $214,000 for each of the years ended December 31, 2008 and 2007.  Amortization expense is estimated at $128,000 per year through 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt.  The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Concentration of Revenues

The Company has two customers that each comprise a significant portion of the Company’s revenue.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of these customers as of and for the years ended December 31:

	2008			2007

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue

Customer A	$3,059,000	$34,275,000	59%	$1,964,000	$15,195,000	65%
Customer B	2,369,000	22,688,000	39%	1,473,000	6,633,000	28%
All Others	360,000	1,326,000	2%	214,000	1,660,000	7%
	$5,788,000	$58,289,000	100%	$3,651,000	$23,488,000	100%

Customer A includes four entities and Customer B includes two entities.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which are provided at the time revenue is recognized.  Co-payments, deductibles and co-insurance payments can all impact the collectability of each individual claim submitted to payors for payment.  While the Company is able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against gross revenue to better estimate collectability.  The allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience on a quarterly basis.

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31:

	2008	2007
Beginning balance	$189,556	$224,540
Provisions for losses - accounts receivable	85,444	155,016
Deduction for accounts charged off	(75,000)	(190,000)
Ending balance	$200,000	$189,556

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or warrants to purchase common stock were exercised. For purposes of this calculation, outstanding stock options and stock warrants are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  During 2007, 4,123,065 commons stock equivalents were not included in the calculation as their affect would have been anti-dilutive.

Pending Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquiror shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.   The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, the FSP is effective for the Company on January 1, 2009.  The Company does not expect the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009.  109,095 warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for these warrants outstanding at that date.  The Company is currently evaluating the impact the adoption of EITF 07-5 will have on it financial position, results of operations or cash flows.

Note 2.   Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (years)	2008	2007

Computer equipment	3-5	$378,791	$257,938
Software – purchased	3-5	328,996	188,274
Software – internally developed	5	535,859	43,674
Furniture and fixtures	5	146,125	122,382
Leasehold improvements	7	40,300	33,149
		1,430,071	645,417
Accumulated depreciation and amortization		(514,847)	(312,967)
Property and equipment, net		$915,224	$332,450

Note 3. Income Taxes

Income tax expense for the years ended December 31 differed from the U.S. federal income tax rate of 35% approximately in the amounts indicated as a result of the following:

	2008	2007
Computed “expected” tax provision (benefit)	$1,273,000	$(365,000)
Change in the valuation allowance for deferred tax assets	(1,217,000)	371,000
Texas margin tax credit carryforward	-	(262,000)
State taxes	65,000	29,000
Other	(56,000)	(6,000)
Total income tax provision (benefit)	$65,000	$(233,000)

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

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS No. 109 and consisted of the following components:

	2008	2007
Deferred tax assets:
Operating loss carryforward	$815,000	$2,022,000
Accounts receivable allowance	70,000	64,000
Warrants	176,000	143,000
Texas tax credit carryforward	250,000	262,000
Stock option compensation	395,000	205,000
Accrued expenses	285,000	194,000
Total deferred tax assets	1,991,000	2,894,000
Deferred tax liabilities:
Goodwill	(322,000)	(195,000)
Fixed assets	(199,000)	-
Prepaid expense	(21,000)	(21,000)
Total deferred tax liabilities	(542,000)	(216,000)

Net deferred tax assets	1,449,000	2,678,000
Valuation allowance	(1,199,000)	(2,416,000)
Deferred tax assets, net of valuation allowance	$250,000	$262,000

The valuation allowance decreased $1,217,000 during the year ended December 31, 2008 and increased $371,000 during the year ended December 31, 2007.

The Company has a net operating loss carryforward of approximately $5,013,000 which expires in 2024 through 2027.  Included in the net operating loss carryforward is approximately $2,693,000 which relates to the excess tax benefits for stock options exercised which will result in a credit into additional paid-in capital of approximately $941,000 when the associated tax deduction results in a reduction in income taxes payable.

During 2008, the Company generated net income which began to reduce the net operating loss carryforward and the resulting valuation allowance.  The Company evaluated the need for the valuation allowance and determined that a full allowance was needed for all net assets other than its Texas tax credit carryforward which is a margin tax which will be utilized over an 18-year period.  The Company will evaluate the need to reduce the valuation allowance based on continued positive income performance.

The income tax expense (benefit) shown on the statement of operations for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
Current	$53,561	$22,977
Deferred	11,772	(255,731)
	$65,333	$(232,754)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” The Company has identified Federal and Texas as major tax jurisdictions which remain open to examination for periods subsequent to December 31, 2004.

Note 4.   Commitments and Contingencies

Operating leases

The Company leases certain equipment and office space under non-cancelable lease agreements, which expire at various dates through March 2013.

At December 31, 2008 minimum annual lease payments for operating leases are approximately as follows:

Operating Leases

2009	$332,000
2010	411,000
2011	414,000
2012	408,000
2013	104,000
Thereafter	—

Total minimum lease payments	$1,669,000

Rent expense related to operating leases was approximately $154,000 and $172,000 for the years ended December 31, 2008 and 2007, respectively.

Note 5.   Stock Options

Stock Option Incentive Plan

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors.  On May 16, 2005, the stockholders approved the Stock Option Plan which (i) authorized options to purchase 2,249,329 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.  The Company filed a registration statement on Form S-8 registering the issuance of 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types:  (1) incentive stock options and (2) nonqualified stock options.  The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair value of the common stock at the date the option is granted.  The Committee shall fix the terms of the grants with no option term lasting longer than ten years.  The ability to exercise such options shall be determined by the Committee when the options are granted.

On May 24, 2007, the Company amended the Stock Option Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to the Stock Option Plan.  The American CareSource Holdings, Inc. Amended and Restated 2005 Stock Option Plan (the “Amended and Restated Plan”) increased the shares available for issue under the Stock Option Plan by 1,000,000 shares to a total of 3,249,329 shares.  The Company filed a registration statement on Form S-8 registering the issuance of the additional shares on June 14, 2007.

In November 2008, the Company again amended the Plan to increase the number of shares under the plan by 500,000 to a total of 3,749,329 shares, which amendment is subject to the approval of the stockholders of the Company to be solicited at its Annual Meeting to be held on May 19, 2009.

Shares of common stock reserved for future grants under the plan were 393,292 and 948,559 at December 31, 2008 and 2007, respectively.

Under the Stock Option Plan, the compensation cost that has been charged against income for the year ended December 31, 2008 and 2007 was $698,863 and $418,058, respectively.  No income tax benefit has been recognized in the consolidated statement of operations for share-based compensation arrangements for the years ended December 31, 2008 and 2007 due to the fact that the Company has net operating loss carryforwards for which a full valuation allowance has been established.  At the time the tax benefit of those net operating loss carryforwards is realized, approximately $941,000 of such benefit related to the share based compensation deduction will be credited directly to additional paid in capital.

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

	2008	2007
Weighted average grant date fair value	$2.82	$1.17
Weighted average assumptions used
Expected volatility	65.8%	66.0%
Expected lives	5.3 years	3.2 years
Risk free interest rate	2.7%	5.7%
Forfeiture rate	24.3%	24.3%
Dividend rate	--	--

A summary of stock option activity follows:

		Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2006	1,848,192	$0.90

Options granted during the year ended December 31, 2007	779,488	$2.38

Options forfeited by holders during the year
ended December 31, 2007	(442,816)	$1.45

Options exercised during the year ended December 31, 2007	(184,301)	$0.31

Options outstanding at December 31, 2007	2,000,563	$1.41

Options granted during the year ended December 31, 2008	1,114,500	$4.88

Options forfeited by holders during the year
ended December 31, 2008	(59,233)	$2.82

Options exercised during the year ended December 31, 2007	(700,630)	$0.65

Options outstanding at December 31, 2008	2,355,200	$3.25

Options exercisable at December 31, 2008	971,805	$1.53

As of December 31, 2008, the weighted average remaining contractual life of the options outstanding was 8.5 years and the weighted average remaining contractual life of the outstanding exercisable options was 7.4 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Outstanding	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

Under $1.00	446,450	6.4	$0.34	445,324	$0.34
$1.00 - $2.00	385,750	8.3	$1.86	324,663	$1.86
$2.01 - $3.00	340,000	8.7	$2.60	86,541	$2.55
$3.01 - $4.00	490,000	9.1	$3.37	68,055	$3.50
$4.01 - $5.00	221,000	9.4	$4.17	--	$ --
$5.01 - $6.00	50,000	7.1	$5.60	47,222	$5.60
$6.01 - $7.00	238,000	9.9	$6.88	--	$ --
Greater than $7.01	184,000	9.8	$7.60	--	$ --

The total intrinsic value of options outstanding at December 31, 2008 and 2007 was $9,027,819 and $3,583,650, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2008 and 2007 was $5,331,531 and $2,925,782, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $2,577,827 and $296,562, respectively.

As of December 31, 2007, there was approximately $2,594,419 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted average period of 3.2 years.

Note 6.   Earnings (Loss) per Share

Basic earnings and diluted earnings per share data were computed as follows:

	2008	2007
Numerator for basic and diluted earnings per share
Net income (loss)	$3,638,463	$(820,230)
Denominator:
Weighted-average basic common shares outstanding	15,083,827	14,546,796
Assumed conversion of dilutive securities:
Stock options	1,002,709	—
Warrants	1,649,040	—
Potentially dilutive common shares	2,651,749	—
Denominator for diluted earnings per share – Adjusted weighted-average shares	17,735,576	14,546,796
Earnings (loss) per common share:
Basic	$0.24	$(0.06)
Diluted	$0.21	$(0.06)

Note 7.   Stock Warrants

In January 2005, the Company issued Series A warrants to purchase 1,096,491 shares of common stock to two directors of the Company in exchange for a guarantee of the Company’s $3,000,000 line of credit.  In addition, in August 2005, we issued Series B warrants to purchase 641,059 shares of common stock to two directors and a stockholder of the Company to increase the associated line of credit.  The total number of warrants issued in exchange for the guarantee of debt was 1,737,550.  Under the Black-Scholes Merton value method, the warrants were valued at $376,646 as of the dates of the grants using the fair value method.  The exercise price of these warrants ranges from $0.40 - $0.49.  These deferred debt issuance costs were amortized to expense over the life of the guarantee.

The Company also issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the Private Placement financing completed in March of 2006, to Laidlaw as part of their compensation for the financing.  The warrants were valued at $463,861 as of the date of the grant using the Black-Scholes Merton fair value method.

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) effective as of May 21, 2007 (the “Effective Date”) with a new customer, Texas True Choice, Inc. (“Texas True Choice”), a Texas-based preferred provider organization network, and certain subsidiaries of Texas True Choice. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of the common stock of the Company as reported on the American Stock Exchange on the Effective Date. The Company is valuing the warrants when a measurement dates is reached which is based on the cancellation notice that is required under the agreement.  Utilizing the Black-Scholes Merton valuation method, 112,500 warrants were valued at $0.94 in May 2007, 56,250 warrants were valued at $2.87 at June 2008 and the remaining 56,250 will be valued in June 2009.

A summary of stock warrant activity is as follows:

	Outstanding	Weighted-Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2006	1,897,502	$0.88

Warrants granted during the year ended December 31, 2007	225,000	$1.84

Warrants forfeited by holders during the year
ended December 31, 2007	—	$ —

Warrants exercised during the year ended December 31, 2007	—	$ —

Warrants outstanding at December 31, 2007	2,122,502	$0.96

Warrants granted during the year ended December 31, 2008	—	$ —

Warrants forfeited by holders during the year
ended December 31, 2008	—	$ —

Warrants exercised during the year ended December 31, 2008	(56,857)	$5.06

Warrants outstanding at December 31, 2008	2,065,645	$0.85

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issue to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, we recorded the value of warrants as deferred costs as they vest and are amortizing over the related contract term.  As of December 31, 2008 and 2007, the current and long-term portions of the costs were included as Prepaid and Other Current Assets and Other Assets, respectively.  These warrants vested as to 25% of the shares on the Effective Date, shall vest an additional 25% on each anniversary date of the Effective Date, and have an expiration date of May 20, 2012. In the event of an early termination of the Ancillary Care Services Agreement, the warrants terminate with respect to all unvested shares at the time of such early termination.

As of December 31, 2008, there was approximately $150,000 of total unrecognized cost related to non-vested warrants.  Additional costs related to the warrants will be valued at their respective measurement dates.  These warrants expire five years after issuance.  The weighted average remaining life of the warrants is 1.6 years.

Note 8.   Significant Client Agreements

On December 31, 2008, we entered into an amendment (the “Amendment”) to our Provider Service Agreement with one of our significant clients.

The purpose of the Amendment is, among other things, to facilitate and accelerate the integration into the Company’s business model of one of the client’s affiliates, adjust the administrative fees outlined in the previous amendment, define and clarify the exclusivity and levels of cooperation contemplated by the previous amendments, and extend the partnership between the Company and the client and the duration of their Provider Service Agreement to December 31, 2012.  Under a strategic contracting plan that the Amendment requires the parties to develop, the Company will be the exclusive outsourced ancillary contracting and network management provider for the client’s group health clients and any third party administrators (TPAs).

As part of the Amendment, the Company agreed to pay to the client $1,000,000 for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.   The Amendment specifies that payment of such amount will be made within 90 days of December 31, 2008.  The Company will continue to pay a service fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company has recognized the $1,000,000 fee as a prepaid expense which will be amortized over the term of the agreement.  At December 31, 2008, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $750,000 balance was classified as a long-term other asset at December 31, 2008.

Note 9.   Employee Benefit Plans

Commencing in 2008, we provide a defined contribution plan for our employees meeting minimum service requirements.  Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 2% of an employee’s compensation to the plan during 2008.  In 2009, we increased the contribution rate to a maximum of 3.5%.  We made contributions to the plan and charged operations approximately $39,000 during the year ended December 31, 2008.

Note 10.   Restricted Stock Units

On March 10, 2009, certain employees of the Company were granted 82,419 restricted stock units (“RSUs”).  The RSUs vest monthly over a two-year period, commencing April 10, 2009.  The RSUs were valued at $7.02, which was the closing market price of the Company’s common stock on March 10, 2009.  The RSUs have an aggregate value of $578,581.The Company will recognize the expense related to the RSUs ratably over the service period.

The allocation of the compensation expense to the service period is as follows:

	Total Cost	2009	2010	2011

Award vesting ratably over 24-months	$578,581	$216,968	$289,291	$72,322

Note 11. Quarterly Financial Information (unaudited)

The following table (presented in thousands except per share amounts) contains selected financial information from unaudited statements of operations for each quarter of 2008 and 2007.

	Quarters Ended
	2008				2007
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$17,660	$16,111	$13,012	$11,506	$10,125	$7,088	$4,008	$2,267
Contribution margin	2,873	2,556	1,902	1,705	1,194	997	530	165
Income (loss) before income taxes	1,498	1,028	640	538	86	188	(716)	(611)
Net income (loss)	1,495	1,001	621	521	319	188	(716)	(611)
Earnings (loss) per diluted share	0.08	0.06	0.04	0.03	0.02	0.01	(0.05)	(0.04)

Shares used in computing diluted earnings (loss) per share	18,208	18,045	17,435	17,225	17,253	16,889	14,493	14,487

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ David S. Boone	March 31, 2009
David S. Boone Chief Executive Officer Director (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edward B. Berger	March 31, 2009
Edward B. Berger Executive Chairman and Director	Date

By: /s/ David S. Boone	March 31, 2009
David S. Boone Chief Executive Officer Director (Principal Executive Officer)	Date

By: /s/ Steven J. Armond	March 31, 2009
Steven J. Armond Chief Financial Officer (Principal Financial Officer)	Date

By: /s/ Matthew D. Thompson	March 31, 2009
Matthew D. Thompson Controller, Principal Accounting Officer (Principal Accounting Officer)	Date

By: /s/ Sam S. Abbasi	March 31, 2009
Sam S. Abbasi Director	Date

By: /s/ Kenneth S. George	March 31, 2009
Kenneth S. George Director	Date

By: /s/ John N. Hatsopoulos	March 31, 2009
John N. Hatsopoulos Director	Date

By: /s/ Derace L. Schaffer	March 31, 2009
Derace L. Schaffer Director	Date

By: /s/ John Pappajohn	March 31, 2009
John Pappajohn Director	Date

By: /s/ John W. Colloton	March 31, 2009
John W. Colloton Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1(1)	Certificate of Incorporation of American CareSource Holdings, Inc.

3.2(1)	By-Laws

3.3(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated May 25, 2005

3.4(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated June 2, 2005

3.5(3)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated November 14, 2005

3.6(4)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.

3.7(4)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.

3.8(4)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.

3.9(4)	Certificate of Incorporation of Ancillary Care Services, Inc.

4.1(6)	Amended and Restated 2005 Stock Option Plan

4.2(2)	Specimen Stock Certificate

10.02(2)*	Employment Agreement dated May 1, 2005, between American CareSource Holdings, Inc. and David Boone

10.03(7)*	Employment Agreement dated September 1, 2006 between American CareSource Holdings, Inc. and Kurt Fullmer

10.04(7)*	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Maria Baker

10.05(7)*	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Jennifer Boone

10.06(9)*	Employment Agreement dated October 12, 2007 between American CareSource Holdings, Inc. and Steven J. Armond

10.07(8)*	Separation Agreement and General Release dated July 12, 2007 between American CareSource Holdings, Inc. and Wayne Schellhammer

10.08*	Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten

10.09*	Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich

10.10(4)	Form of Registration Rights Agreement used in March 2006 private placement

10.11(4)	Form of Subscription Agreement used in March 2006 private placement

10.12(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated January 27, 2005).

10.13(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated January 27, 2005).

10.14(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated August 15, 2005).

10.15(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and among American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated August 15, 2005).

10.16(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and among American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant dated August 15, 2005).

10.17(5)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.18**	First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.19**, ***
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 3 and 4 thereto, dated January 1, 2007, July 31, 2007 and December 20, 2008, respectively.

10.20*, **	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James Robinson.

10.21**,***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries.

14.1(4)	Code of Ethics

20.1(5)	Governance and Nominating Committee Charter

20.2(5)	Audit Committee Charter

20.3(5)	Compensation Committee Charter

21.1	Subsidiaries

23.1	Consent of McGladrey & Pullen LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of this report.

** Filed herewith

*** Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

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