Form 10-Q
period 2009-03-31
American Caresource Holdings, Inc.
filed 2009-05-07
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-33094

AMERICAN CARESOURCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0428568
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

5429 LYNDON B. JOHNSON FREEWAY
SUITE 850
DALLAS, TEXAS
75240
(Address of principal executive offices)
(Zip code)

(972) 308-6830
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock of registrant outstanding on May 4, 2009 was 15,421,305.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Net revenues	$16,055,649	$11,505,675
Cost of revenues:
Provider payments	11,935,835	8,390,610
Administrative fees	815,526	701,676
Fixed costs	1,004,573	708,835
Total cost of revenues	13,755,934	9,801,121
Contribution margin	2,299,715	1,704,554

Selling, general and administrative expenses	1,900,678	1,112,854
Depreciation and amortization	112,797	92,067
Total operating expenses	2,013,475	1,204,921
Operating income	286,240	499,633

Other income (expense), net:
Interest income	40,962	40,668
Interest expense	(312)	(1,838)
Other expense	(24,482)	-
Total other income, net	16,168	38,830

Income before income taxes	302,408	538,463
Income tax provision	23,349	17,045
Net income	$279,059	$521,418

Earnings per common share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.03

Basic weighted average common shares outstanding	15,418,433	14,880,266
Diluted weighted average common shares outstanding	18,287,409	17,255,201

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,346,294	$10,577,829
Accounts receivable, net	6,173,110	5,788,457
Prepaid expenses and other current assets	539,844	489,928
Deferred income taxes	5,886	5,886
Total current assets	17,065,134	16,862,100

Property and equipment, net	1,119,527	915,224

Other assets:
Deferred income taxes	243,959	243,959
Other non-current assets	783,299	883,155
Intangible assets, net	1,248,640	1,280,656
Goodwill	4,361,299	4,361,299
	$24,821,858	$24,546,393

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$5,796,503	$5,964,392
Accounts payable and accrued liabilities	2,942,368	3,100,839
Current maturities of long-term debt	11,287	11,023
Total current liabilities	8,750,158	9,076,254

Other liabilities	374,174	-
Long-term debt	127	3,053

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 15,420,116 and 15,406,972 shares issued and outstanding in 2009 and 2008, respectively	154,201	154,069
Additional paid-in capital	19,055,309	19,046,367
Accumulated deficit	(3,512,111)	(3,733,350)
Total shareholders' equity	15,697,399	15,467,086
	$24,821,858	$24,546,393

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	15,406,972	$154,069	$19,046,367	$(3,733,350)	$15,467,086
Cumulative effect of change in accounting principle-
January 1, 2009 reclassification of embedded feature
of equity-linked financial instrument to derivative
liability	-	-	(316,376)	(57,820)	(374,196)
Net income	-	-	-	279,059	279,059
Stock-based compensation expense	-	-	259,748	-	259,748
Issuance of common stock upon
exercise of stock options	6,000	60	1,845	-	1,905
Issuance of common stock upon
exercise of stock warrants	7,144	72	63,725	-	63,797
Balance at March 31, 2009	15,420,116	$154,201	$19,055,309	$(3,512,111)	$15,697,399

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$279,059	$521,418
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	259,748	157,525
Depreciation and amortization	112,797	92,067
Other non-cash charges	24,482	-
Amortization of long-term client agreement	62,500	-
Client administration fee expense related to warrants	28,011	13,228
Changes in operating assets and liabilities:
Accounts receivable	(384,653)	402,624
Prepaid expenses and other assets	(40,570)	41,761
Accounts payable and accrued liabilities	(119,179)	(31,073)
Due to service providers	(167,889)	365,611
Net cash provided by operating activities	54,306	1,563,161

Cash flows from investing activities:
Investment in software development costs	(113,842)	(28,084)
Additions to property and equipment	(171,242)	(66,642)
Net cash used in investing activities	(285,084)	(94,726)

Cash flows from financing activities:
Payments on long-term debt	(2,662)	(13,564)
Proceeds from exercise of stock options	1,905	129,725
Net cash provided by (used in) financing activities	(757)	116,161

Net increase (decrease) in cash and cash equivalents	(231,535)	1,584,596
Cash and cash equivalents at beginning of period	10,577,829	4,272,498

Cash and cash equivalents at end of period	$10,346,294	$5,857,094

See accompanying notes.

American CareSource Holdings, Inc.
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”). Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2009 and December 31, 2008 and operating result amounts are for the three months ended March 31, 2009 and 2008, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

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

The Company has evaluated the other indicators under EITF 99-19, including whether or not the Company has general inventory risk. The Company does not have any general inventory risk, as its business is not related to the manufacture, purchase or delivery of goods and it does not purchase in advance any of the services to be provided by the ancillary healthcare service providers. While the absence of this risk would be one indicator in support of net revenue reporting, as described in detail above, the Company has carefully evaluated all of the key indicators detailed in EITF No. 99-19 and has concluded that its circumstances are most consistent with those key indicators that support gross revenue reporting.

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three months ended March 31, 2009 and March 31, 2008, its net revenues would have been approximately $4.1 million and approximately $3.1 million, respectively.

During the three months ended March 31, 2009 and 2008, two of the Company’s customers comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those customers as of the dates and for the periods presented:

	As of March 31, 2009	Three months ended March 31, 2009		As of March 31, 2008	Three months ended March 31, 2008
	Accounts		% of Total	Accounts		% of Total
	receivable	Revenue	Revenues	receivable	Revenue	Revenues
Customer A	$3,289	$8,738	54%	$1,833	$7,067	61%
Customer B	2,335	6,446	40%	1,188	4,015	35%
Others	549	872	6%	228	424	4%
	$6,173	$16,056	100%	$3,249	$11,506	100%

(3)	Allowance for Doubtful Accounts

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

The following table summarizes the changes in the allowance for doubtful accounts for the periods presented:

	Three months ended March 31,
	2009	2008
Beginning balance	$200	$190
Provisions for losses - accounts receivable	-	168
Deduction for accounts charged off	(31)	-
Ending balance	$169	$358

(4)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$279	$521
Denominator:
Weighted-average basic common shares outstanding	15,418	14,880
Assumed conversion of dilutive securities:
Stock options	1,051	860
Warrants	1,818	1,515
Potentially dilutive common shares	2,869	2,375
Denominator for diluted earnings
per share - Adjusted weighted average shares	18,287	17,255
Earnings per common share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.03

(5)	Significant Client Agreements

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

As part of the Amendment, the Company agreed to pay to the client $1,000,000 for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.   The Amendment specifies that payment of such amount will be made within 90 days of December 31, 2008.  The Company will continue to pay a service fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company recognized the $1,000,000 fee as a prepaid expense which is being amortized over the term of the agreement.  During the three months ended March 31, 2009, we recorded amortization related to the agreement of $62,500.  At March 31, 2009, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $687,500 balance was classified as a long-term other asset at March 31, 2009.

(6)	Stock Warrants

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  109,095 warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.  As of that date, we reclassified the warrants, based on a fair value of $3.43 per warrant, as calculated using the Black–Scholes–Merton valuation model.   During the first quarter of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with EITF 07-5, a liability of $374,174 related to the stock warrants is included in other liabilities in our consolidated balance sheet as of March 31, 2009.  During the three months ended March 31, 2009, we recorded other expense of $24,482 related to the change in fair value of the warrants.

(7)	Financial Instruments

As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157, “Fair Value Measurements.” The other liabilities recorded at fair value in the balance sheet as of March 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Other liabilities	$374	$—	$—	$374

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature, as described in Note 6 in the Notes to the Consolidated Financial Statements.  In accordance with EITF 07-5, we calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During the three months ended March 31, 2009, we recognized approximately $24,000 of unrealized losses related to the change in the fair value of the financial instruments.  Those unrealized losses were classified as Other Expense on the Statement of Operations.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	March 31,
	2009	2009
Fair value	$3.43	$3.64
Expected volatility	73.4%	6.9%
Expected life (years)	2.13	1.89
Risk free interest rate	0.8%	2.5%
Forfeiture rate	-	-
Dividend rate	-	-

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

Initial recognition of equity-linked financial instruments as of January 1, 2009	$374
Transfers into level 3	—
Transfers out of level 3	—
Sales of equity-linked financial instruments	24
Unrealized losses related to the change in fair value	(24)
Balance as of March 31, 2009	$374

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

We believe it is important to communicate to our stockholders and potential investors not only the Company’s current condition, but management’s forecasts about the Company’s future opportunities, performance and results, including, for example, information with respect to potential margin expansion, cash reserves and other financial items, and our strategies and prospects.  However, forward-looking statements are based on current expectations and assumptions and are subject to substantial risks and uncertainties, including, but not limited to, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of geopolitical events and changes in government regulations, general economic conditions and economic factors in the country and the healthcare industry, and other risk factors as may be listed from time to time in the Company’s filings with the SEC. In evaluating such forward-looking statements, investors should specifically consider the matters set forth under the caption “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on March 31, 2009, as well as any other cautionary language contained in this quarterly report, any of which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Except to the extent required by applicable securities laws and regulations, we disclaim any obligation to update or revise information contained in any forward-looking statement contained herein to reflect events or circumstances occurring after the date of this quarterly report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2009 and its financial condition at March 31, 2009. The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income and financial condition of the Company. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements.  These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense.  As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended March 31:

	First Quarter
			Change
($ in thousands)	2009	2008	$	%
Net revenues	$16,056	$11,506	$4,550	40%

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed.  The increase in revenue for the three months ended March 31, 2009 as compared to the same period in 2008 is due to the progression of our client relationships, which allowed the Company access to a greater number of payors and allowed us to benefit from the external growth and expansion of our clients.  In addition, revenues were positively impacted by growth in our ancillary service provider network.  Revenues generated from existing clients, i.e., those that were already our clients in the first quarter of 2008, increased $3.7 million, or 33%, in the first three months of 2009 compared to the same prior year period.  During 2008, we added seven new clients (one of which is an affiliate of one of our two existing significant customers), which were responsible for approximately $800,000 of incremental revenues in the first quarter of 2009.  In, addition, during the first quarter of 2009, the number of billed claims increased by 46% compared to the first quarter of 2008.  Existing clients accounted for 36% of the increase in billed claims. Conversely, revenues were negatively impacted in the first quarter of 2009 compared to previous quarters due to the seasonal resetting of co-pays and deductibles with typical health insurance plans as well as a broad based reduction in healthcare spending due to the current economic conditions.

The Company will continue to seek growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional PPOs, TPAs and other direct payors as its primary sales target. The Company believes that this strategy should increase the volume of claims the Company can process, as well as expand the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

    Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ending March 31:

	First Quarter
					Change
		% of		% of
($ in thousands)	2009	revenues	2008	revenues	$	%
Provider payments	$11,936	74%	$8,390	73%	$3,546	42%
Administrative fees	815	5	702	6	113	16
Fixed costs	1,005	6	709	6	296	42
Total cost of revenues	$13,756	86%	$9,801	85%	$3,955	40%

Cost of revenues is comprised of payments to our providers, administrative fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our provider development and claims administration organizations.  Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.  In the first quarter of 2009, cost of revenues related to payments to providers increased as compared to the first quarter of 2008 as a result of increased claims volume and increased revenues, and the fluctuation in the mix of types of services provided by the Company.  Payments made to providers as a percent of net revenues were 74.3% during the first quarter of 2009 and 72.9% during the same period in 2008.  The increase is due to a change in product mix and a shift in revenue to clients that carry inherently lower margins on claims.  The increase in administrative fees was due to increased claim volume as a result of expanded relationships with existing clients.  Conversely, the decrease in administrative fees as a percent of net revenues in the first quarter of 2009 compared to the corresponding prior year period is due to a shift in revenues to clients that carry lower contracted administrative fee rates.  Fixed costs increased due to increased salaries and benefits related to headcount additions, primarily in our provider development and information technology groups.  Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network, credentialing new service providers and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors.   In addition, during 2008, we implemented an employee incentive plan and commenced matching employee contributions to our defined contribution plan, we incurred provider-specific marketing expenses related to the development of our network and we incurred incremental rent expense related to additional lease space to accommodate growth, all of which contributed to the increase in fixed costs in the first quarter of 2009 compared to the corresponding quarter last year.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending March 31:

	First Quarter
			Change
	2009	2008	% pts
Contribution margin percentage	14.3%	14.8%	(0.5	) %

Contribution margin percentage is calculated by dividing the difference between net revenues and total cost of revenues by net revenues.  The decline in contribution margin percentage reflected in the above table is attributable primarily to fluctuations in the mix of services provided by the Company.  Our contribution margin percentage fluctuates from quarter to quarter due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in fixed costs and changes in the mix of services we provide. There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending March 31:

	First Quarter
			Change
($ in thousands)	2009	2008	$	%
Selling, general and	$1,901	$1,113	$788	71%
administrative expenses
Percentage of total net revenues	11.8%	9.7%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.  The increase in SG&A, reflected in the above table is primarily related to increased headcount, primarily in our sales and marketing and client development groups, increased costs related to the implementation of an employee incentive plan and the commencement of matching employee contributions to our defined contribution plan, increased stock-based compensation expense, increased recruiting fees related to attracting and hiring talented employees to facilitate the Company’s growth and the amortization of the fees paid associated with the amendment to the contract with one of our significant clients, as discussed in Note 5 in the Notes to the Consolidated Financial Statements.  In addition, during the first quarter 2009, marketing expenses increased related to strategic marketing initiatives as compared to the same prior year period.

SG&A expenses as a percentage of net revenues increased over the prior year period as a result of SG&A expenses growing more rapidly than our net revenues (71% as compared to 40%), which is primarily the result of positioning the Company for future growth, including in connection with the expenses identified in the paragraph above.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending March 31:

	First Quarter		Change
($ in thousands)	2009	2008	$	%
Depreciation	$81	$39	$42	108%
Amortization	32	53	(21)	(40	) %
Total Depreciation
and amortization	$113	$92	$21	23%

Amortization of intangibles consists of amortization of $32,000 of the capitalized value of provider contracts that were acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation.  The balance is being amortized using the straight-line method over its expected useful life, which is 15 years for provider contracts.  Amortization in the first quarter of 2008 included amortization of approximately $21,000 related to the value assigned to software as part of the aforementioned transaction.  The balance became fully amortized as of December 31, 2008.

The increase in depreciation expense is due to increased capital expenditures (primarily internally developed software) during 2008 and early 2009 due to growth and expansion.

Income Tax Provision

For the three months ended March 31, 2009 and 2008, a provision for income taxes of $23,349 and $17,045 was recorded, respectively.  The provision for the aforementioned periods represents our estimated margin tax liability in the State of Texas.  Due to the existence of our net operating loss carryforward, which was approximately $5.0 million at December 31, 2008, we have no federal income tax liability for the three months ended March 31, 2009.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2009, the Company had a working capital surplus of $8.3 million compared to $7.8 million at December 31, 2008.  In addition, our cash and cash equivalents balance decreased to $10.3 million as of March 31, 2009 compared to $10.6 million at December 31, 2008. The decrease in cash is primarily related to the payment of 2008 performance bonus compensation during the first quarter of 2009 and capital expenditures of approximately $285,000.

For the three months ended March 31, 2009, operating activities provided net cash of approximately $54,000, the primary components of which were net income of approximately $279,000, adjusted for non-cash charges of share-based compensation expense of approximately $260,000, depreciation and amortization of approximately $113,000 offset by a use of cash from net operation assets, and amortization of the costs associated with the amendment to the contract with one of our significant clients of $62,500, as well as, an increase in net operating assets and liabilities of approximately $712,000, compared to the corresponding prior year quarter.  Net operating assets and liabilities increased due to the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network and payment of 2008 performance bonus compensation.

Investing activities in the quarter ended March 31, 2009 were comprised of investments in software development costs of approximately $114,000 and in property and equipment of approximately $171,000.  The software development costs relate primarily to enhancements to our internal billing system, while the increase in property and equipment relates primarily to investments in computer equipment and leasehold improvements made to our expanded lease space to accommodate continued growth and increased headcount.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities to fund our operations.  We believe our current cash balance of $10.3 million as of March 31, 2009 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there can be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2009 and March 31, 2008, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements at March 31, 2009 or March 31, 2008 or for the periods then ended.

ITEM 4.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) since the last fiscal quarter that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Although the Company has not experienced a decline in its operations as a result of the current financial crisis, it may be affected in the future in at least two ways. First, to the extent that there are significant increases in unemployment, fewer people may participate in insurance programs with our customers. Second, plan participants, seeking to make their operations more cost effective, could make less frequent use of some ancillary services. In either case, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines. Finally, as with any business, the deterioration of the financial condition of our significant customers (with two customers accounting for in excess of 94% of our revenue during the three months ended March 31, 2009) could have a corresponding adverse effect on us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the three months ended March 31, 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2009, the Company issued an aggregate of 7,144 shares of its common stock in connection with an exercise by an accredited investor of restricted warrants to purchase an aggregate of 7,144 shares for an aggregate exercise price of $39,292, which has been received in December 2008.

This share issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as it was a transaction by the issuer that did not involve public offerings of securities and involved a sale made to an accredited investor.

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

Date: May 7, 2008