Form 10-Q
period 2009-06-30
American Caresource Holdings, Inc.
filed 2009-08-11
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 10, 2009 was 15,431,391.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$17,134,653	$13,012,528	$33,190,303	$24,518,203
Cost of revenues:
Provider payments	12,879,496	9,554,966	24,815,332	17,945,576
Administrative fees	778,146	751,018	1,593,672	1,452,694
Claims administration and provider development	1,131,167	804,609	2,135,740	1,513,445
Total cost of revenues	14,788,809	11,110,593	28,544,744	20,911,715
Contribution margin	2,345,844	1,901,935	4,645,559	3,606,488

Selling, general and administrative expenses	1,980,887	1,194,504	3,881,565	2,307,358
Depreciation and amortization	132,315	96,606	245,112	188,672
Total operating expenses	2,113,202	1,291,110	4,126,677	2,496,030
Operating income	232,642	610,825	518,882	1,110,458

Other income (expense):
Interest income	35,706	31,240	76,668	71,908
Interest expense	-	(1,606)	(312)	(3,444)
Unrealized gain on warrant derivative	278,591	-	254,109	-
Total other income, net	314,297	29,634	330,465	68,464

Income before income taxes	546,939	640,459	849,347	1,178,922
Income tax provision	13,163	19,019	36,512	36,064
Net income	$533,776	$621,440	$812,835	$1,142,858
Earnings per common share:
Basic	$0.03	$0.04	$0.05	$0.08
Diluted	$0.03	$0.04	$0.04	$0.07

Basic weighted average common shares outstanding	15,425,774	15,069,007	15,422,144	14,973,213
Diluted weighted average common shares outstanding	18,054,976	17,435,365	18,171,233	17,343,860

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,906,816	$10,577,829
Accounts receivable, net	6,875,211	5,788,457
Prepaid expenses and other current assets	775,916	489,928
Deferred income taxes	5,886	5,886
Total current assets	17,563,829	16,862,100

Property and equipment, net	1,508,935	915,224

Other assets:
Deferred income taxes	243,959	243,959
Other non-current assets	887,744	883,155
Intangible assets, net	1,216,623	1,280,656
Goodwill	4,361,299	4,361,299
	$25,782,389	$24,546,393
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$6,750,646	$5,964,392
Accounts payable and accrued liabilities	2,029,555	3,111,862
Total current liabilities	8,780,201	9,076,254

Warrant derivative liability	87,693	-
Long-term debt	-	3,053

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized;
15,432,338 and 15,406,972 shares issued and outstanding in	154,323	154,069
2009 and 2008, respectively
Additional paid-in capital	19,738,507	19,046,367
Accumulated deficit	(2,978,335)	(3,733,350)
Total shareholders' equity	16,914,495	15,467,086
	$25,782,389	$24,546,393

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	15,406,972	$154,069	$19,046,367	$(3,733,350)	$15,467,086
Cumulative effect of change in accounting principle-
January 1, 2009 reclassification of embedded feature
of equity-linked financial instrument to derivative
warrant liability	-	-	(316,376)	(57,820)	(374,196)
Net income	-	-	-	812,835	812,835
Stock-based compensation expense	-	-	616,969	-	616,969
Issuance of common stock upon
exercise of stock options	11,922	119	(3,742)	-	(3,623)
Issuance of common stock warrants
for payment of client management fees	-	-	311,259	-	311,259
Issuance of common stock upon
exercise of stock warrants	13,444	135	84,030	-	84,165
Balance at June 30, 2009	15,432,338	$154,323	$19,738,507	$(2,978,335)	$16,914,495

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$812,835	$1,142,858
Adjustments to reconcile net income to net cash
provided by operations:
Stock-based compensation expense	616,969	316,147
Depreciation and amortization	245,112	188,672
Unrealized gain on warrant derivative	(254,109)	-
Amortization of long-term client agreement	125,000	-
Client administration fee expense related to warrants	56,022	26,455
Changes in operating assets and liabilities:
Accounts receivable	(1,086,754)	(770,020)
Prepaid expenses and other assets	(168,312)	13,876
Accounts payable and accrued liabilities	(1,047,071)	285,403
Due to service providers	786,254	881,081
Net cash provided by operating activities	85,946	2,084,472

Cash flows from investing activities:
Investment in software development costs	(329,347)	(284,085)
Additions to property and equipment	(437,471)	(105,461)
Net cash used in investing activities	(766,818)	(389,546)

Cash flows from financing activities:
Payments on long-term debt	(5,501)	(27,360)
Proceeds from exercise of stock warrants	12,650	-
Proceeds from exercise of stock options	2,710	137,331
Net cash provided by financing activities	9,859	109,971

Net increase (decrease) in cash and cash equivalents	(671,013)	1,804,897
Cash and cash equivalents at beginning of period	10,577,829	4,272,498

Cash and cash equivalents at end of period	$9,906,816	$6,077,395

Supplemental non-cash activity:
Warrants issued as payment of client administrative fees	$311,259	$161,311

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2009 and December 31, 2008 and operating result amounts are for the three and six months ended June 30, 2009 and 2008, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

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

The Company presents its revenues in accordance with EITF No. 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent” (EITF 99-19), which requires the determination of whether the Company is acting as a principal or an agent in the fulfillment of the services rendered.  After careful evaluation of the key indicators detailed in EITF No. 99-19, the Company acknowledges that while the determination of gross versus net reporting is highly judgmental in nature, the Company has concluded that its circumstances are most consistent with those key indicators that support gross revenue reporting.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2009, its net revenues would have been approximately $4.3 million and $8.4 million, respectively.  For the three and six months ended June 30, 2008, its net revenues would have been approximately $3.5 million and $6.6 million, respectively.

During the three and six months ended June 30, 2009 and 2008, two of the Company’s customers comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those customers as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2009					Periods ended June 30, 2008
	As of June					As of June
	30, 2009	Three months		Six months		30, 2008	Three months		Six months
	Accounts		% of Total		% of Total	Accounts		% of Total		% of Total
	receivable	Revenue	Revenues	Revenue	Revenues	receivable	Revenue	Revenues	Revenue	Revenues
Customer A	$3,353	$8,179	48%	$16,917	51%	$2,183	$7,880	60%	$14,947	61%
Customer B	2,401	6,851	40%	13,297	40%	2,183	5,025	39%	9,040	37%
Others	1,121	2,105	12%	2,976	9%	55	108	1%	531	2%
	$6,875	$17,135	100%	$33,190	100%	$4,421	$13,013	100%	$24,518	100%

(3)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (amounts in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$534	$621	$813	$1,143
Denominator:

Weighted-average basic common shares outstanding	15,426	15,069	15,422	14,973
Assumed conversion of dilutive securities:
Stock options	889	806	970	833
Warrants	1,733	1,560	1,775	1,538
Restricted Stock Units	7	-	4	-
Potentially dilutive common shares	2,629	2,366	2,749	2,371

Denominator for diluted earnings
per share - Adjusted weighted - average shares	18,055	17,435	18,171	17,344
Earnings per common share:
Basic	$0.03	$0.04	$0.05	$0.08
Diluted	$0.03	$0.04	$0.04	$0.07

(4)	Significant Client Agreements

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

As part of the Amendment, the Company agreed to pay to the client $1,000,000 for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.  The payment was made in April 2009.  The Company will continue to pay an administrative fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company recognized the $1,000,000 fee as a prepaid expense which is being amortized over the term of the agreement.  During the three and six months ended June 30, 2009, we recorded amortization related to the agreement of $62,500 and $125,000, respectively.  At June 30, 2009, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $625,000 balance was classified as a long-term other asset at June 30, 2009.

(5)	Stock Warrants

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants to purchase 109,095 shares of common stock issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.  As of that date, we reclassified the warrants, based on a fair value of $3.43 per warrant, as calculated using the Black–Scholes–Merton valuation model.  During the first six months of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with EITF 07-5, a liability of $87,693 related to the stock warrants is included as a warrant derivative liability in our consolidated balance sheet as of June 30, 2009.  During the three and six months ended June 30, 2009, we recorded an unrealized gain on warrant derivative of $278,591 and $254,109, respectively, related to the change in fair value of the warrants.

Effective May 21, 2007, the Company signed an Ancillary Care Services Network Access Agreement (“the agreement”) with Texas True Choice, Inc. (“TTC”).  As partial compensation under the agreement, the Company issued to an affiliate of TTC, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of our stock on May 21, 2007.  As of June 30, 2009, 75%, or 168,750 warrants had vested with the remaining 25% vesting in May 2010.  According to the agreement, TTC must provide two years notice in the event of termination.  Since the measurement date for the fourth and final tranche of warrants had been reached as of June 30, 2009, we recorded the fair value of 25% of the warrants, or 56,250 warrants, which were recorded as other non-current assets and will be amortized over the related contract period.  The total fair value of the fourth tranche of warrants was $311,259, which was recorded based on the Black-Scholes-Merton method.

(6)	Warrant Derivative

As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157, “Fair Value Measurements.” The warrant derivative liability recorded at fair value in the balance sheet as of June 30, 2009 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (amounts in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$88	$—	$—	$88

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature, as described in Note 5 in the Notes to the Consolidated Financial Statements.  In accordance with EITF 07-5, we calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During the three and six months ended June 30, 2009, we recognized $278,591 and $254,109, respectively, of unrealized gains related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	March 31,	June 30,
	2009	2009	2009
Fair value	$3.43	$3.64	$0.88
Expected volatility	73.4%	68.6%	70.5%
Expected life (years)	2.13	1.89	1.65
Risk free interest rate	0.8%	0.8%	0.9%
Forfeiture rate	-	-	-
Dividend rate	-	-	-

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2009 (amounts in thousands):

Initial recognition of warrant derivative as of January 1, 2009	$374
Transfers into level 3	—
Transfers out of level 3	—
Sales of warrant derivative	(32)
Unrealized gains related to the change in fair value	(254)
Balance as of June 30, 2009	$88

In addition, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt.  The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

(7)	Subsequent Events

On July 21, 2009, David A. George was appointed to the Board of Directors (the “Board”) of the Company.  Mr. George was also appointed to serve as non-executive Chairman of the Board.  In connection with his appointment to the Board, Mr. George was granted (i) a stock option to purchase 100,000 shares of common stock and (ii) 3,333 restricted stock units.  The stock option and restricted stock units vest in equal successive annual installments over a 5-year period.  Edward B. Berger, the previous Chairman, will continue to serve on the Board.

Effective July 31, 2009, the Company has entered into a Release and Acknowledgement Agreement (the “Agreement”) with Kurt Fullmer, in connection with Mr. Fullmer’s resignation as the Company’s Vice President of Client Development.  The Agreement provides for, among other things, cash payments by the Company to Mr. Fullmer of an aggregate of approximately $112,500 over the next six months.  The Agreement also provides that restricted stock units exercisable for 8,761 shares of common stock that Mr. Fullmer had previously received as a bonus for 2008 vest immediately, that options to purchase 17,500 shares that Mr. Fullmer had previously received will vest through September 24, 2009 as compensation for consulting services to be rendered through such time, and that all other unvested options and grants shall expire.  The Company’s offer remains outstanding through August 21, 2009.

On August 3, 2009, an announcement was made that one of our significant customers will be acquired by a national provider of healthcare cost management solutions.  The transaction is expected to be closed by the end of 2009, subject to the satisfaction of closing conditions including customary regulatory approvals.  During the three and six months ended June 30, 2009, $6.9 million and $13.3 million of revenue was generated from this customer.

(8)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management of the Company has evaluated the period after the balance sheet date up through August 11, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

We believe it is important to communicate to our stockholders and potential investors not only the Company’s current condition, but management’s forecasts about the Company’s future opportunities, performance and results, including, for example, information with respect to potential margin expansion, cash reserves and other financial items, and our strategies and prospects.  However, forward-looking statements are based on current expectations and assumptions and are subject to substantial risks and uncertainties, including, but not limited to, risks of market acceptance of, or preference for, the Company’s systems and services, competitive forces, the impact of geopolitical events and changes in government regulations, general economic conditions and economic factors in the country and the healthcare industry, including the recent economic downturns and increases in unemployment and other risk factors as may be listed from time to time in the Company’s filings with the SEC.  In evaluating such forward-looking statements, investors should specifically consider the matters set forth under the caption “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on March 31, 2009, as well as any other cautionary language contained in this quarterly report, any of which could cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Except to the extent required by applicable securities laws and regulations, we disclaim any obligation to update or revise information contained in any forward-looking statement contained herein to reflect events or circumstances occurring after the date of this quarterly report.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2009 and its financial condition at June 30, 2009.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, the resulting contribution margins, amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Net revenues	$17,135	$13,013	$4,122	32%	$33,190	$24,518	$8,672	35%

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed.  Overall, the increase in revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was due to the progression of our client relationships, which allowed the Company access to a greater number of payors and allowed us to benefit from the external growth and expansion of our clients.  In addition, revenues were positively impacted by growth in our ancillary service provider network.

Revenues generated from clients with whom we had relationships commencing in 2007 and prior (which consist primarily of our two significant customers as described in Note 2, “Revenue Recognition” of the Notes to the Condensed Financial Statements), increased $2.1 million, or 16%, in the second quarter of 2009 compared to the same prior year period, and $5.9 million or 24% for the first six months of 2009 compared to the same period in 2008.  The increase is due to the progression and development of our client relationships, which resulted in an increased number of payors and increased claims volume.  In addition, during 2008, we implemented seven new clients (one of which is an affiliate of one of our two existing significant customers), which were responsible for approximately $919,000 and $1.7 million of incremental revenues in the three and six months ended June 30, 2009.  Five new clients implemented in 2009 contributed incremental revenues of $1.1 million in the three and six months ended June 30, 2009.

The following table details revenues generated by clients and the periods in which those clients were added for the periods presented ended June 30 (amounts in thousands):

Year of implementation	2007 and prior	2008	2009	Total
Second quarter 2009	$15,144	$928	$1,063	$17,135
Second quarter 2008	13,004	9	-	13,013

Six months 2009	$30,393	$1,724	$1,073	$33,190
Six months 2008	24,509	9	-	24,518

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

In addition, during the three and  six months ended June 30, 2009, the number of billed claims increased by 53% and 51%, respectively, compared to the same prior year periods.  The increase in claim volume was driven by the expansion of existing client relationships, new clients implemented during the first half of 2009 as well as through expansion of our network of service providers.

Revenue per claim declined for the periods presented due to lower than estimated collection rates related to our new client relationships, limited benefits offered by certain recently implemented clients and the change in mix of provider specialties driving our claim volume during the first six months of 2009.  In particular, we have experienced accelerated growth in categories such as laboratory services with a lower average revenue per claim while other higher average revenue per claim categories such as dialysis services have not grown as rapidly.  Revenue per claim can vary significantly depending upon factors including the types of services consumed by clients members, the quantity of services delivered, client negotiated pricing, provider negotiated service rates, the rate of collections based upon the client and members financial responsibility and other factors.  The following table provides information with respect to claims processed, claims billed and the associated revenue per claim metrics for the periods ended June 30 (claim amounts in thousands):

	Three months ended		Six months ended
	2009	2008	2009	2008
Claims processed	121	72	211	132
Claims billed	101	66	181	120

Revenue per processed claim	$142	$180	$157	$186
Revenue per billed claim	169	197	183	204

Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Second Quarter
					Change
		% of		% of
($ in thousands)	2009	revenues	2008	revenues	$	%
Provider payments	$12,880	75.2%	$9,555	73.4%	$3,325	34.8%
Administrative fees	778	4.5	751	5.8	27	3.6
Claims administration and
provider development	1,131	6.6	805	6.2	326	40.5
Total cost of revenues	$14,789	86.3%	$11,111	85.4%	$3,678	33.1%

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Six Months
					Change
		% of		% of
($ in thousands)	2009	revenues	2008	revenues	$	%
Provider payments	$24,815	74.8%	$17,946	73.2%	$6,869	38.3%
Administrative fees	1,594	4.8	1,453	5.9	141	9.7
Claims administration and
provider development	2,136	6.4	1,513	6.2	623	41.2
Total cost of revenues	$28,545	86.0%	$20,912	85.3%	$7,633	36.5%

Cost of revenues is comprised of payments to our providers, administrative fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the costs of our claims administration and provider development organizations.  Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

In the second quarter of 2009, cost of revenues related to payments to providers increased as compared to the second quarter of 2008 as a result of increased claims volume and increased revenues, and the fluctuation in the mix of types of services provided by the Company.  Payments made to providers as a percent of net revenues were 75.2% during the second quarter of 2009 and 73.4% during the same period in 2008.  Provider payments as a percent of revenues increased due primarily to lower margins in our dialysis services and infusion services specialties.  These category margins were impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category, and the mix of providers delivering the services.

Further, in the second quarter of 2009, administrative fees increased due to increased claim volume as a result of expanded relationships with existing clients as well as recently implemented clients.  Administrative fees paid to clients as a percent of net revenues were 4.5% during the second quarter of 2009 and 5.8% during the same period in 2008.  The decrease in administrative fees as a percent of net revenues was due to a shift in revenues to clients that carry lower contracted administrative fee rates.

During the six months ended June 30, 2009, provider payments were 74.8% of revenues, compared to 73.2% for the same prior year period.  Provider payments as a percent of revenues increased due primarily to lower margins in our dialysis and infusion services specialties.  These category margins were impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category, and the mix of providers delivering the services.

Further, in the first half of 2009, administrative fees increased due to increased claim volume as a result of expanded relationships with existing clients as well as recently implemented clients.  Administrative fees paid to clients as a percent of net revenues were 4.8% during the first half of 2009 and 5.9% during the same period in 2008.  The decrease in administrative fees as a percent of net revenues was due to a shift in revenues to clients that carry lower contracted administrative fee rates.

The detail of the costs of our claims administration and provider development organizations are as follows for the periods presented ending June 30 (amounts in thousands):

	Second Quarter
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)		2009	2008	(Decrease)
Total wages, incentives and benefits	$608	$430	$178	41%	$372	$216	$156	72%	$980	$646	$334	52%
Contract labor and consulting fees	172	240	(68)	-28%	69	10	59	590%	241	250	(9)	-4%
Capitalized development costs	(215)	(203)	(12)	6%	-	-	-	0%	(215)	(203)	(12)	6%
Other	37	34	3	9%	6	5	1	20%	43	39	4	10%
Allocation of shared overheads	(18)	8	(26)	-325%	100	65	35	54%	82	73	9	12%
	$584	$509	$75	15%	$547	$296	$251	85%	$1,131	$805	$326	40%

Our claims administration organization consists of our operations and information technology groups.  Our operations group is responsible for all aspects of the claims management and processing including billing, quality assurance and collections efforts.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications with the claims management process.  Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network, credentialing new service providers and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors.

The increase in costs during the second quarter of 2009 as compared to the same prior year period is due primarily to the following:

•
Investments in our claims administration and provider development organizations.  Wages, incentives and benefits increased due to resource additions.  Headcount as of June 30, 2009 and 2008 were as follows:  Operations -- 20 and 15, respectively; Information Technology -- 11 and 7, respectively; and Provider Development -- 17 and 10, respectively.  The increases in headcount were made to facilitate growth through the enhancement of our network of ancillary care providers, and to grow our claims processing and management capabilities consistent with growth in claims volume;

•
We incurred incremental costs in our provider development organization; consultants were hired which assisted us in improving the integrity of our provider data, creating mechanisms to manage provider credentialing to facilitate greater quality in our network and supplementing our provider data.  In addition, consulting fees includes administrative fees paid to a third-party which manages and maintains a national imaging network; and

•
The aforementioned cost increases were offset by a decrease in consulting fees related to an information technology initiative in which a platform was developed to create data analysis efficiencies.  The fees were primarily incurred during the second quarter of 2008.

The detail of the costs of our claims administration and provider development organizations are as follows for the periods presented ending June 30 (amounts in thousands):

	Six Months
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)		2009	2008	(Decrease)
Total wages, incentives and benefits	$1,142	$827	$315	38%	$680	$374	$306	82%	$1,822	$1,201	$621	52%
Contract labor and consulting fees	289	346	(57)	-16%	119	10	109	1090%	408	356	52	15%
Capitalized development costs	(329)	(284)	(45)	16%	-	-	-	0%	(329)	(284)	(45)	16%
Other	63	58	5	9%	32	6	26	433%	95	64	31	48%
Allocation of shared overheads	(47)	65	(112)	-172%	187	111	76	68%	140	176	(36)	-20%
	$1,118	$1,012	$106	10%	$1,018	$501	$517	103%	$2,136	$1,513	$623	41%

The increase in costs during the second quarter of 2009 as compared to the same prior year period is due primarily to the following:

•	Investments in our claims administration and provider development organizations. Wages, incentives and benefits increased due to resource additions as described above;

•
The utilization of consultants by our provider development organization which assisted us in improving the integrity of our provider data, creating mechanisms to manage provider credentialing to facilitate greater quality in our network and supplementing our provider data.  In addition, consulting fees includes administrative fees paid to a third-party which manages and maintains a national imaging network.  These costs were incremental compared to the prior year period; and

•
The aforementioned cost increases were offset by a decrease in consulting fees related to an information technology initiative in which a platform was developed to create data analysis efficiencies.  The fees were primarily incurred during the second quarter of 2008.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending June 30:

	Second Quarter			Six months
			Change			Change
	2009	2008	% pts	2009	2008	% pts
Contribution margin percentage	13.7%	14.6%	(0.9)%	14.0%	14.7%	(0.7	) %

Contribution margin percentage is calculated by dividing the difference between net revenues and total cost of revenues by net revenues.  The components of contribution margin changed for the three and six month periods as follows:  Provider payments – declines of 1.8% and 1.6%, respectively; administrative fees – increases of 1.3% and 1.1%, respectively; and cost of claims administration and provider development – declines of 0.4% and 0.4%, respectively.  The overall decline in contribution margin percentage was discussed in detail in the preceding comments.  Our contribution margin percentage fluctuates from quarter to quarter due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of our claims administration and provider development organizations and changes in the mix of services we provide.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Selling, general and	$1,981	$1,195	$786	66%	$3,882	$2,307	$1,575	68%
administrative expenses
Percentage of total net revenues	11.6%	9.2%			11.7%	9.4%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.

Selling, general and administrative expenses represent the following costs for the periods presented ending June 30 (amounts in thousands):

	Second Quarter
	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Total wages, commissions,
incentives and benefits	$453	$381	$72	19%	$440	$114	$326	286%	$893	$495	$398	80%
Professional fees (legal,
accounting and consulting)	173	103	70	68%	40	18	22	122%	213	121	92	76%
Stock-based compensation expense	285	159	126	79%	-	-	-	0%	285	159	126	79%
Investor relations costs	64	42	22	52%	-	-	-	0%	64	42	22	52%
Recruiting costs	35	76	(41)	-54%	-	-	-	0%	35	76	(41)	-54%
Marketing costs	-	-	-	0%	76	10	66	660%	76	10	66	660%
Banking fees	41	31	10	32%	-	-	-	0%	41	31	10	32%
Other	87	89	(2)	-2%	95	11	84	764%	182	100	82	82%
Allocation of shared overheads	122	137	(15)	-11%	70	24	46	192%	192	161	31	19%
Total selling, general and
administrative expenses	$1,260	$1,018	$242	24%	$721	$177	$544	307%	$1,981	$1,195	$786	66%

The increase in SG&A, reflected in the above table is related to the following:

•
Increased headcount in our sales and marketing group.  Wages, commissions, incentives and benefits during the second quarter of 2009 reflect the addition of five resources (one of whose costs were included in cost of revenues during 2008 as this employee was assigned to the sales & marketing group in late 2008).  These resources were added during late-2008 and the first quarter of 2009.  In addition, during the first quarter of 2009, we added three administrative resources that contributed to the increase in compensation costs.  Headcount as of June 30, 2009 and 2008 were as follows:  Finance & Administration – 12 and 7, respectively; and Sales & Marketing – 10 and 5, respectively.

•
Increased compensation costs related to our stock-based incentive plans.  The increase in these costs are the direct result of the increase in the fair value of our common stock (as calculated under the Black-Scholes-Merton valuation model) which is directly related to the increase in the value of our common stock.  As a result, stock-based awards made in late-2008 and early-2009 had higher associated costs than those awarded during the same prior year periods.

•
Increased professional fees.  During the three months ended June 30, 2009, fees for our audit-related activities increased over the same prior year period, we implemented an enhanced compensation plan for our Board of Directors and we incurred costs related to strategic marketing initiatives related to branding and product identification.  We do not anticipate our consulting costs to continue at these levels during the last six months of 2009 as we incurred a disproportionate amount of costs during the six months ended June 30, 2009.

•
Marketing costs included $62,500 of amortization of the amendment of our client agreement with one of our significant clients.  The $1 million payment is being amortized over a four-year period, which is the term of the amended agreement.

•	Other costs increased primarily due to a one-time payment of $50,000 paid to one of our executive officers for relocation costs.

Selling, general and administrative expenses represent the following costs for the periods presented ending June 30 (amounts in thousands):

	Six Months
	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Total wages, commissions,
incentives and benefits	$823	$728	$95	13%	$863	$236	$627	266%	$1,686	$964	$722	75%
Professional fees (legal,
accounting and consulting)	442	313	129	41%	100	18	82	456%	542	331	211	64%
Stock-based compensation expense	528	316	212	67%	-	-	-	0%	528	316	212	67%
Investor relations costs	136	62	74	119%	-	-	-	0%	136	62	74	119%
Recruiting costs	65	82	(17)	-21%	-	-	-	0%	65	82	(17)	-21%
Marketing costs	-	-	-	0%	155	13	142	1092%	155	13	142	1092%
Banking fees	76	58	18	31%	-	-	-	0%	76	58	18	31%
Other	160	142	18	13%	158	20	138	690%	318	162	156	96%
Allocation of shared overheads	241	273	(32)	-12%	135	46	89	193%	376	319	57	18%
Total selling, general and
administrative expenses	$2,471	$1,974	$497	25%	$1,411	$333	$1,078	324%	$3,882	$2,307	$1,575	68%

The increase in SG&A, reflected in the above table is related to the following:

•	Increased headcount in our sales and marketing group. Wages, commissions, incentives and benefits during the six months ended June 30, 2009 reflect the addition of resources as described above;

•
Increased compensation costs related to our stock-based incentive plans.  The increase in these costs are the direct result of the increase in the fair value of our common stock (as calculated under the Black-Scholes-Merton valuation model) which is directly related to the increase in the value of our common stock.  As a result, stock-based awards made in late-2008 and early-2009 had higher associated costs than those awarded during the same prior year periods.

•
Increased professional fees.  During the six months ended June 30, 2009, fees for our audit-related activities increased over the same prior year period, we implemented an enhanced compensation plan for our Board of Directors and we incurred costs related to strategic marketing initiatives related to branding and product identification.  We do not anticipate our consulting costs to continue at these levels during the last six months of 2009 as we incurred a disproportionate amount of costs during the six months ended June 30, 2009.

•
Marketing costs included $125,000 of amortization of the amendment of our client agreement with one of our significant clients.  The $1 million payment is being amortized over a four-year period, which is the term of the amended agreement.

•
Other costs increased primarily due to increased travel expenses related to client and investor relations activities during the first six months of 2009 compared to the same prior year period and a one-time payment of $75,000 paid to one of our executive officers for relocation costs.

Unrealized Gain on Warrant Derivative

During the three and six months ended June, 30, 2009, we had unrealized gains of $278,591 and $254,109, respectively, related to warrants that are accounted for under Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5”).  In June 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-5.  It mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants to purchase 109,095 shares of common stock issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of EITF 07-5 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.  As of that date, we reclassified the warrants, based on a fair value of $3.43 per warrant, as calculated using the Black–Scholes–Merton valuation model.  During the first six months of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with EITF 07-5, a liability of $87,693 related to the stock warrants is included as a warrant derivative liability in our consolidated balance sheet as of June 30, 2009.  The unrealized gain on the warrant derivative reflects the change in fair value of the warrants.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Depreciation	$100	$44	$56	127%	$181	$83	$98	118%
Amortization	32	53	(21)	(40)%	64	106	(42)	(40)%
Total Depreciation
and amortization	$132	$97	$35	36%	$245	$189	$56	30%

Amortization of intangibles consists of amortization of $32,000 of the capitalized value of provider contracts that were acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation.  Amortization in the second quarter and first six months of 2008 included amortization of approximately $21,000 and $42,000, respectively, related to the value assigned to software as part of the aforementioned transaction.  The balance became fully amortized as of December 31, 2008.

The increase in depreciation expense is due to increased capital expenditures (primarily internally developed software) during 2008 and the first six months of 2009 due to new capabilities and functionality within our internal systems.

Income Tax Provision

For the three months ended June 30, 2009 and 2008, a provision for income taxes of $13,163 and $19,019, respectively, was recorded.  For the six months ended June 30, 2009 and 2008, a provision for income taxes of $36,512 and $36,064, respectively, was recorded.  The provision for the aforementioned periods represents our estimated margin tax liability in the State of Texas.  Because we have a valuation allowance on our net operating loss carryforward, which was approximately $5.0 million at December 31, 2008, we have no federal income tax liability for the three and six months ended June 30, 2009.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2009, the Company had working capital of $8.8 million compared to $7.8 million at December 31, 2008.  Our cash and cash equivalents balance decreased to $9.9 million as of June 30, 2009 compared to $10.6 million at December 31, 2008.  The decrease in cash is primarily related to the $1 million payment made to one of our significant customers as required by the amendment of our agreement with that client.  The decrease was offset by cash generated from operations.

For the six months ended June 30, 2009, operating activities provided net cash of approximately $86,000, the primary components of which were net income of approximately $813,000, adjusted for non-cash charges of share-based compensation expense of approximately $617,000, depreciation and amortization of approximately $245,000 offset by a use of cash from net operation assets, and amortization of the costs associated with the amendment to the contract with one of our significant clients of $125,000, as well as, a net cash outflow from net operating assets and liabilities of approximately $1.5 million, compared to the corresponding prior year quarter.  The net cash outflow from net operating assets and liabilities was due primarily to the aforementioned $1 million payment made to one of our significant clients and the timing of collection of claims paid to us by our clients and payments made by us to the service providers in our network.

Investing activities during the six months ended June 30, 2009 were comprised of investments in software development costs of approximately $329,000 and in property and equipment of approximately $437,000.  The software development costs relate primarily to enhancements to our internal billing system, while the increase in property and equipment relates primarily to investments in computer equipment and leasehold improvements made to our expanded lease space to accommodate continued growth and increased headcount.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities to fund our operations.  We believe our current cash balance of $9.9 million as of June 30, 2009 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there can be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended June 30, 2009 and June 30, 2008, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2009 or 2008 or for the periods then ended.

ITEM 3.	Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the last fiscal quarter that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.	OTHER INFORMATION

ITEM 1.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Although the Company has continued to experience growth in its revenue from 2008 to 2009, it has observed that the current economic crisis has had an effect on our business.  First, to the extent that there have been significant increases in unemployment, fewer people are participating in insurance programs with our customers.  Second, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Third, the possibility exists that consolidation within our industry could adversely affect our business, for example if any of our clients and/or providers are involved in strategic transactions with our competitors.  To the extent that these trends continue, or become worse, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant customers (with two customers accounting for in excess of 88% of our revenue during the three months ended June 30, 2009) could have a corresponding adverse effect on us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the three months ended June 30, 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2009, the Company issued an aggregate of 7,144 shares of its common stock in connection with an exercise by an accredited investor of restricted warrants to purchase an aggregate of 7,144 shares for an aggregate exercise price of $39,292, which was received in December 2008.

On April 21, 2009, the Company issued 1,863 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase an aggregate of 2,000 shares.  The Holder of the warrant forfeited the right to acquire 137 shares of its common stock under the warrant as consideration for this cashless exercise.

On May 7, 2009, the Company issued 1,864 shares of its common stock in connection with a cashless exercise by an accredited investor of restricted warrants to purchase an aggregate of 2,000 shares.  The Holder of the warrant forfeited the right to acquire 136 shares of its common stock under the warrant as consideration for this cashless exercise.

On May 21, 2009, the Company issued an aggregate of 2,300 shares of its common stock in connection with an exercise by an accredited investor of restricted warrants to purchase an aggregate of 2,300 shares for an aggregate exercise price of $12,650.

This share issuances described above were each not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuance were each exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as it was a transaction by the issuer that did not involve public offerings of securities and involved a sale made to an accredited investor.

ITEM 3.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 19, 2009.  The results of the matters voted on at the meeting are as follows:

With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Sami S. Abbasi	11,491,203	143,478
Edward B. Berger	11,523,805	110,876
David S. Boone	11,251,210	383,471
John W. Colloton	11,522,717	111,964
Kenneth S. George	11,492,895	141,786
John N. Hatsopoulos	10,374,197	1,260,484
John Pappajohn	11,524,271	110,410
Derace L. Schaffer, MD	11,522,244	112,437

With respect to the ratification of McGladrey & Pullen LLP as our independent auditors for fiscal year 2008, votes were as follows:

For	Against	Abstain
11,613,684	18,424	2,573

With respect to the approval of the American CareSource Holdings, Inc. 2009 Equity Incentive Plan, votes were as follows:

For	Against	Abstain
5,168,813	2,282,187	13,790

With respect to the approval of the amendment to the American CareSource Holdings, Inc. 2005 Stock Option Plan to increase the number of shares subject to the American CareSource Holdings, Inc. 2005 Stock Option Plan from 3,249,329 shares to 3,749,329 shares, votes were as follows:

For	Against	Abstain
5,166,457	2,293,618	4,715

ITEM 4.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2009