Form 10-K
period 2009-12-31
American Caresource Holdings, Inc.
filed 2010-03-26
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___ Commission File Number: 001-33094 AMERICAN CARESOURCE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 308-6830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”).	Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).	Yes ☐ No ☒

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

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates of the Registrant was $30,230,109, computed by reference to the price at which the Common Stock was last sold on The NASDAQ Capital Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 22, 2010 was 16,375,604.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of American CareSource Holdings, Inc. to be held on June 9, 2010 and to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words and discuss the Company’s plans and objectives for future operations, including its services, contain projections of the Company’s future operating results or financial condition, and discuss its expectations with respect to the growth in health care costs in the United States, the demand for ancillary benefits management services, and the Company’s competitive advantages, or contain other “forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, changes in national health care policy, regulation, and/or reimbursement, general economic conditions (including the recent economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition, the Company’s inability to attract or maintain providers or clients or achieve its financial results, the Company’s inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including in this annual report on Form 10-K for the year ended December 31, 2009.

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

ii

PART I

Item 1.                    Business.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s clients are national, regional and local health plans, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), that engage the Company to provide them with a complete outsourced solution designed to manage each payor’s obligations to its covered persons.  The Company offers payors this solution by:

•
lowering the cost of our payors’ ancillary care costs throughout our network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own;

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s covered persons for covered services;

•	providing payors with claims management, reporting, and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor -specific provider networks; and

•	credentialing network service providers for inclusion in the payor -specific provider networks.

Ancillary healthcare services encompass a broad array of services that supplement or support the care provided by hospitals and physicians and include the services listed under “-- Services and Capabilities--Ancillary care services” below.

Although the Company has continued to experience revenue growth in 2008 and 2009, its results have been impacted by the current economic crisis.  First, the unemployment rate has caused fewer people to participate in insurance programs with our clients.  Second, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Third, the possibility exists that payor and, or provider consolidation within our industry could adversely affect our business.  To the extent that these trends continue, or become worse, we may earn less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant payor clients (with the two most significant accounting for approximately 85% of our revenue during the year ended December 31, 2009) could have a corresponding adverse effect on us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.

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

Ancillary healthcare services include, but are not limited to, the following categories:

· Acupuncture	· Long-term Acute Care
· Cardiac Monitoring	· Massage Therapy
· Chiropractor	· Occupational Therapy
· Diagnostic Imaging	· Pain Management
· Dialysis	· Physical Therapy
· Durable Medical Equipment	· Podiatry
· Genetic Testing	· Rehab: Outpatient
· Hearing Aids	· Rehab: Inpatient
· Home Health	· Sleep
· Hospice	· Skilled Nursing Facility
· Implantable Devices	· Surgery Center
· Infusion	· Transportation
· Laboratory	· Urgent Care
· Lithotripsy	· Vision

The Company’s clients are health plans including PPOs, TPAs, insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).   The Company has agreements with approximately 4,300 ancillary healthcare service providers operating in approximately 33,000 sites nationwide.  The Company is able to offer payors cost savings by functioning as a single point of contact for managing a comprehensive array of ancillary healthcare services.  The Company’s services include analyzing the needs of payors and creating a custom network for them, credentialing providers, processing provider claims submitted to the payors and forwarded by the payors to ACS, submitting the processed claims to its client payors for payment and performing client service functions for payors and contracted providers, including monthly reporting services.  Contracting with the Company provides payors the capability of marketing comprehensive, efficient and affordable ancillary healthcare services to their participants.

Provider Network

The Company views its ability to manage, organize and maintain its provider network and to recruit new providers as critical elements in its long term success because its network is one of the most important reasons healthcare payors engage the Company.  The Company has contractual agreements with its network of ancillary healthcare service providers for the purpose of meeting its contractual obligations to its healthcare payors to make available a comprehensive and customer-specific ancillary healthcare provider network.  The agreements define the scope of services to be provided to covered persons by each ancillary healthcare provider and the amounts to be charged for those services and are negotiated independent of the agreements reached with the Company’s client payors.  The terms of each agreement between the Company and ancillary healthcare service providers make it clear that the Company is solely obligated to the service provider under the contract between them and do not contemplate any contractual relationship between the service providers and the Company’s payor customers or permit the service providers to pursue claims directly against the Company’s payors.  The network is comprised of approximately 4,300 ancillary healthcare service providers that are located in 33,000 sites nationwide.

When providers initially enter the ACS provider network, the Company credentials them for inclusion into the Credentialed ACS network.  The Company also re-credentials its providers on a periodic basis.  From time to time, the Company reviews its provider relationships to determine whether any changes to the relationship are appropriate through sanction monitoring and other methods.  The Company believes that credentialing providers represents a valuable service to both its payors and the providers in the network, who would, in the absence of such service, be forced to undergo the credentialing process with respect to each payor with whom they enter into a service relationship.

Our Model

The Company’s business model, illustrating the relationships among the persons involved, directly or indirectly, in the Company’s business and its generation of revenue and expenses is depicted below:

Payors route healthcare claims to us after service has been performed by participant providers in our network.  We process those claims and charge the payor according to its contractual rate for the services according to our contract with the payor.  In processing the claim, we are paid directly by the payor or the insurer for the service.  We then pay the provider of service according to its independently-negotiated contractual rate.  We assume the risk of generating positive margin, the difference between the payment we receive for the service and the amount we are obligated to pay the provider of service.

The Company may also receive a claims submission from a payor either electronically or via a paper based claim.  As part of its relationship with the payors, the Company may pay an administrative fee to the payors for the modifications that may be required to the payor’s technology, systems and processes to create electronic connectivity with the Company, as well as for the aggregation of claims and the electronic transmission of those claims to us.

How We Deliver Services

Ancillary network analysis.  The Company performs an analysis of the available claims history from each client payor and develops a specific plan to meet each payor’s needs.  This analysis identifies service providers that are not already in our network.  We attempt to enter into agreements with such service providers to maximize discount levels and capture a significant volume of previously out-of-network claims.

Ancillary custom network.   ACS customizes its network to meet the needs of each payor.  In particular, when a new payor joins and periodically for each existing payor, we review the payor’s “out-of-network” claims history through our network analysis service and develop a strategy to create a network that efficiently serves the payor’s needs.  This may involve adding additional service providers for a payor or removing service providers if we determine it is beneficial for them to be excluded from the client’s network.

Ancillary network management.  The Company manages ancillary service provider contracts, reimbursement and credentialing for its payors.  This not only provides administrative benefits to our payors, but reduces the burden on our contracted service providers who typically must supply credentialing documentation to payors and engage in contract negotiations with separate payors.

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

Ancillary reporting.  ACS offers a complete suite of reports to each payor on a monthly basis.  These reports cover contracting efforts and capture rates, client savings, volumes by service category and complete claims and utilization reports and other information of value to the client.

Ancillary healthcare claims management.  The Company can manage ancillary healthcare claims flow, both electronic and paper based, and integrate with a payor’s process electronically or through paper claims.  The Company has the capability of performing a number of customized processes that may add additional value for each payor.  As part of the claims management process, we manage the documentation requirements specific to each payor.  In the event claims are submitted to us by a payor without the complete required documentation, we will work with the payor and/or service provider to obtain the required documentation so that the claim will be accepted by the payor.  This service provides a labor cost savings to the payors and providers.

Ancillary claims collections management.  The Company facilitates an expedited claims collection process by ensuring receipt of the claim by the payor, providing information to the payor required for processing the claim, tracking the status of the claim throughout the process and maintaining a team of customer service representatives to resolve any issues that might delay the collections process.  The Company believes that the providers in its network are paid more effectively and efficiently than would otherwise be the case.

Ancillary data insights.  The Company has developed and continues to develop an extensive database of ancillary healthcare claims history.  The data provides insights into utilization and pricing across a wide variety of service categories, geographies, and service providers.  The Company intends to market this data as a value added service to its payors in the design of custom networks, and the development of ancillary healthcare management programs.

Business Strategy

The Company’s focus is strictly on the ancillary healthcare services market, a growing market that now accounts for almost 30% of total annual healthcare spending in the United States and is estimated at $574 billion (as derived from 2006 data published by the Center for Medicare and Medicaid Services, National Health Statistics Group, U.S. Department of Commerce and Bureau of Economic Analysis and Census).   Ancillary healthcare services are cost effective alternatives to physician and hospital-based services and ancillary providers offer services in 28 different categories, including those listed under “-- Services and Capabilities--Ancillary care services.”  While most efforts are placed on managing outcomes and reducing healthcare costs associated with patient care in hospitals and in physician offices, the ancillary healthcare service market is an often over-looked, but very important emerging segment of the overall United States healthcare system.  As more and more care is delivered in highly cost effective out-patient and ancillary care settings, the need for better organization and cost containment will only increase over the next several years.

We believe that companies who understand the nuances of the ancillary healthcare market and develop the expertise to manage this new, de-centralized system of patient care, are able to capitalize on this market opportunity.  For example, contracting with ancillary healthcare service providers is difficult without a specific focus on the market.  This is due to the disparate nature of ancillary healthcare services and the fact that these services are offered by a wide array of providers, ranging from small independent practitioners, regional specialty practices, national providers and within hospital systems.  Since this market is so diverse, it has not been a focus of the major health plans and payors.  In addition, many health plans are conflicted because their existing hospital contracts may encourage the use of the hospital systems’ more expensive in-house ancillary services.  The Company believes that because it has developed a substantial network of providers, it has established a sustainable advantage in this market by becoming an aggregator of these services for health plans, and because it has been retained by substantial payors, it can offer healthcare providers a substantial number of patients who are entitled to receive services from payors.  In addition, our ancillary only contracting focus allows us to be independent of any hospital relationships that may encourage retaining all ancillary services within the more expensive hospital setting.

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

In order to enhance its ability to recruit and manage its network of providers, the Company offers a suite of value added services specifically designed to help ancillary care service providers lower their cost of doing business by assuming the responsibility for the most complex and costly interactions with payors.  The services include those listed under “-- Services and Capabilities--Ancillary care services.”   The Company believes that by becoming an indispensable business partner to the ancillary healthcare service provider community, it will continue to grow its ancillary healthcare service provider network and continue to derive favorable contracting terms from these service providers.

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

As of early 2010, the Company’s contracts span approximately six million covered lives. As a rapid aggregator of significant patient volume, the Company believes that it will be able to continue to drive favorable contracting terms from the selected service providers in the ACS Network by directing patient volume to their practices and it will have the ability to negotiate exclusive contracts that will allow the Company to manage the full spectrum of a payor client’s ancillary healthcare benefit offerings.  The volume of collective lives that we manage allows us to obtain more favorable pricing than our clients can generally obtain on their own.

Sales and Marketing

The Company markets its services to PPOs, TPAs, insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements).  The Company utilizes both a new business sales organization of three senior sales professionals as well as an account management team of three professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new payor.  The new business sales team uses a variety of channels to reach potential customers including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences, and through strategic partnerships with market partners, independent brokers, and consultants.  The account management team gets engaged with each new payor to help manage the implementation process.  In addition, an Account Manager is generally assigned to each new payor organization and is responsible for all aspects of the Company’s relationship with the entity including the expanded utilization of the Company’s services over time and the enhancement of the Company’s relationship with the payor.

In early 2009, the Company invested in a Sales Force Automation/Customer Relationship Management (“SFA/CRM”) software program to help improve the reach and efficiency of both the new business sales and the account management teams.  The SFA component is being used to help track, analyze, and optimize the new business sales team’s direct sales efforts and provides a strategic account management tool for the account management team.  In addition, the CRM component is utilized for targeted direct marketing campaigns to prospective and current customers by both teams.

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

Customers

The Company’s healthcare payor clients engage the Company to manage a comprehensive array of ancillary healthcare services that they and their payors have agreed to make available to their insureds or beneficiaries or for which they have agreed to provide insurance coverage.  The typical services the healthcare payor customers require the Company to provide include:

•	providing a comprehensive network of ancillary healthcare services providers that is available to the payor’s covered persons for covered services;

•	providing claims management, reporting, and processing and payment services;

•	performing network/needs analysis to assess the benefits to payor customers of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor -specific provider networks.

The terms of the agreement between the Company and the payors do not contemplate that the payors will have any relationship with the service providers and, in fact, prohibit payors from claiming directly against the service providers.  The agreements between the Company and the payors provide that it is the Company’s obligation to deliver or make available the agreed-upon services.  The Company is responsible irrespective of the existence or terms of any agreement the Company has with the service providers.  The terms of the Company-payor agreement provide that the Company is obligated to provide or arrange for the provision of all of the services under the Company-payor agreement and the Company is responsible for ensuring that the contractual terms are met and such services are provided (whether the services are those performed directly by the Company, such as claims management, processing and payment service, network/needs analysis and credentialing, or those performed by a service provider contracted by the Company).

The Company’s most significant payors include (i) HealthSmart (“HealthSmart”), which consists of HealthSmart and its affiliates, American Administrative Group (“AAG”), Interplan Health Group (“IHG”), Emerald Healthcare, and HealthSmart Accel Network (“Accel”), and (ii) Viant Holdings Inc. (“Viant”), consisting of Texas True Choice, Inc. and Beech Street Corporation.  For the year ended December 31, 2009, ACS derived 47% of its total revenue from HealthSmart (including its affiliates) and 38% of its total revenue from Viant (including its affiliates).   For the year ended December 31, 2008, ACS derived 59% of its total revenue from HealthSmart and 39% of its total revenue from Viant.

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

In accordance with the amendment to the HealthSmart agreement, in April 2009 the Company paid HealthSmart $1.0 million for costs incurred in connection with the integration of and access to the Company’s network by members of the IHG network, including, but not limited to, costs associated with salaries, benefits, and third party contracts over the extended contract term through 2012.   The Company will continue to pay a service fee to HealthSmart designed to reimburse and compensate HealthSmart for the work that it is required to perform to support the Company’s program.  The Amendment provides for adjustments to such fee upon certain events.

In November 2009, HealthSmart completed a recapitalization with a private investment company and HealthSmart’s other lenders.  We are uncertain of how this transaction will impact our contract with HealthSmart and the volume of claims that is generated from our relationship with HealthSmart.

The client contract with Viant expires on May 20, 2011 and automatically renews for successive one-year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Such contract may be terminated for convenience by Viant upon two years notice to us or upon thirty (30) days’ notice in the event of a breach.  In addition, in March 2010, Viant was acquired by MultiPlan, Inc., a provider of PPO network and related transaction-based solutions.

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

•
The third group of competitors focus on managing patients within a single ancillary specialty (e.g. dialysis, imaging or infusion), and offer comprehensive payor and provider services within their chosen ancillary category.

•
The fourth group of competitors is our own payors.  Our payors have selected us based on our extensive network of service providers and cost-savings potential.  However, they may choose to develop their own network instead of outsourcing ancillary management services to us in the future.

Research and Development

The company invests in its information technology infrastructure to enhance the capabilities of its databases, data retrieval tools, data exchange capabilities and claims processing engine.  In addition, the Company believes that its extensive claims database of ancillary healthcare services and costs is a strategic asset.  The Company’s capitalized development costs totaled approximately $628,000 during 2009.

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

Furthermore, state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights.  The Company is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which provides national standards for electronic health information transactions and the data elements used in such transactions.  ACS and its clients may be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers.  Furthermore, the Company and its clients may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payors, mail pharmacy laws and regulations, consumer protection laws and regulations, legislation imposing benefit plan design restrictions, various licensure laws, such as managed care and third party administrator licensure laws, drug pricing legislation, and Medicare and Medicaid reimbursement regulations.  Possible sanctions for violations of these laws and regulations include minimum civil penalties of between $5,000-$10,000 for each false claim and treble damages.

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

Employees

As of March 22, 2010, the Company had 69 full-time employees and one part-time employee.

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

Proposed health care reforms could materially adversely affect our revenues, financial position and our results of operations.

Both houses of Congress have recently passed bills relating to health care reform, which have not yet been reconciled with each other and signed into law. Examples of health care reform proposals include policy changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new and potentially significant taxes on health insurers and health care benefits, guaranteed coverage requirements, elimination of pre-existing condition exclusions or annual lifetime maximum limits.

The enactment of health care reforms at the federal or state level may affect certain aspects of our business, including contracting with ancillary healthcare service providers; administrative, technology or other costs; provider reimbursement methods and payment rates; premium rates; coverage determinations; mandated benefits; minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; collection, use, disclosure, maintenance and disposal of individually identifiable health information; personal health records; consumer-driven health plans and health savings accounts and insurance market reforms; and government-sponsored programs.

We cannot predict if any of these proposals will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be. Any health care reforms enacted may be phased in over a number of years but, if enacted, could reduce our revenues, increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, our financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes.

The Company has a history of losses and has only achieved profitability in the past two years.

Although the Company achieved its second consecutive profitable year in 2009, it incurred losses in each year between its spinoff in 2003 through 2007 and has an accumulated deficit of approximately $1.5 million as of December 31, 2009.  The Company will need to maintain similar levels of claims volume and revenue as it had in 2009 in order to continue profitability.  No assurances can be given that the Company will be able to continue to grow at the current pace or to continue to operate profitably in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services, particularly given its operating history through 2007.

The Company has a limited number of clients, a few of which account for a substantial portion of its business, and failure to retain such clients could have a material adverse effect on its business and results of operations.

Our two largest clients, HealthSmart Preferred Care, Inc. (“HealthSmart”) and Viant Holdings, Inc. (“Viant”), accounted for an aggregate of approximately 85% of our revenue during 2009; of which 47% was derived from HealthSmart.  In 2008, our two largest clients accounted for 98% of our revenue, of which 59% was generated from HealthSmart. The loss of either one of these clients or significant declines in the level of use of our services by one or more of these clients (as would be the case, for example, if our clients decide to contract directly with ancillary healthcare service providers), without replacement by new business, would have a material adverse effect on the Company’s business and results of operations.

The client contract with Viant expires on May 20, 2011 and automatically renews for successive one-year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Such contract may be terminated for convenience by Viant upon two years notice to us or upon thirty (30) days’ notice in the event of a breach.  In addition, in March 2010, Viant was acquired by MultiPlan, Inc., a provider of PPO network and related transaction-based solutions.  The client contract with HealthSmart, which was set to expire on July 31, 2009, was amended on December 31, 2008.  The term was extended four years and will expire on December 31, 2012.  There can be no assurance that any client will maintain its contract with us after the expiration of the then-current term or that it will renew its contract on terms favorable to us.  Consequently, the Company’s failure to retain such clients could have a material adverse effect on our business and results of operations.  Additionally, an adverse change in the financial condition of any of these clients, particularly HealthSmart or Viant, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business.

The current financial crisis may reduce our revenue and profitability and harm our growth prospects.

Although the Company has continued to experience revenue growth from 2008 to 2009, its results have been impacted by the current economic crisis.  First, the unemployment rate has caused fewer people to participate in insurance programs with our customers.  Second, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Third, the possibility exists that client and, or provider consolidation within our industry could adversely affect our business.  To the extent that these trends continue, or become worse, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant customers could have a corresponding adverse effect on us.

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

The Company’s profitability depends on payments provided by third-party payors.  Competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years.  If continuing, these trends could adversely affect the Company’s results of operations unless it can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to the Company’s clients for the Company’s services provided through the Company, and consequently, the amount these clients would be willing to pay for the Company’s services.

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

The Company’s agreements with its payors, on the one hand, and the service providers, on the other, are negotiated separately.  The Company has complete discretion in negotiating both the prices it charges its payors and the financial terms of its agreements with the providers.  As a result, the Company’s profit is primarily a function of the spread between the prices it has agreed to pay the service providers and the prices the Company’s payors have agreed to pay the Company.  The Company bears the pricing/margin risk because it is responsible for providing the agreed-upon services to its payors, whether or not it is able to negotiate fees and other agreement terms with service providers that result in a positive margin for the Company.  For example, during 2009 and 2008, approximately 8% and 9% of claims were “loss claims” (that is, where the amount paid by the Company to the provider exceeded the amount received by the Company from the corresponding payor for that particular claim) and these loss claims, in the aggregate, comprised approximately $1.2 million and $998,000, respectively.   There can be no assurances that the loss claim percentage will not be higher in future periods.  If a higher percentage of the Company’s claims resulted in a loss, its results of operations and financial position would be adversely affected.

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

The future growth of our business depends on our ability to hire and retain skilled employees.  The Company may be unable to hire and retain the skilled employees needed to succeed in our business.  Qualified employees are in great demand throughout the healthcare industry. Our failure to attract and retain sufficient skilled employees may limit the rate at which our business can grow, which will result in harm to our financial performance.  During the last month, each of the Chief Financial Officer and the Senior Vice President of Sales and Marketing of the Company has resigned.  The extensive nature of the changes could result in instability to the management of the Company to the extent new personnel cannot be identified and integrated adequately.

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

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of March 22, 2010, the Company had 16,375,604 shares of its Common Stock outstanding.  The outstanding shares are either freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act, or are “restricted shares” as that term is defined under the Securities Act and may be sold from time to time pursuant to a registration statement which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At March 22, 2010, warrants to purchase 955,710 shares of Common Stock of the Company were outstanding, and options to purchase 2,188,620 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan and the 2009 Equity Incentive Plan.  At March 22, 2010, restricted stock units (“RSUs”), which are convertible into 90,999 shares of common stock were outstanding under our 2009 Equity Incentive Plan.  In addition, 1,907,601 shares of the Common Stock of the Company remain available for future grants of RSUs and options to purchase shares of the Common Stock of the Company under the Company’s Amended and Restated 2005 Stock Option Plan and the 2009 Equity Incentive Plan.  If all of the outstanding warrants are exercised, all options available under the Company’s Amended and Restated 2005 Stock Option Plan are issued and exercised and all RSUs are converted, there will be approximately 18,374,204 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 22, 2010, our officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 50.0% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

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

Item 3.                     Legal Proceedings.

None.

Item 4.                     Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities.

Market Information

The Company’s Common Stock has traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol ANCI since September 29, 2008.  Between October 19, 2006 and September 26, 2008, our stock traded on the American Stock Exchange (“Amex”) under the symbol XSI and between December 28, 2005 and October 19, 2006, public trading for our Common Stock occurred on the OTC Bulletin Board.

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our Common Stock on the Amex from January 1, 2008 through September 26, 2008 and the high and low sales prices for our Common Stock on NASDAQ from September 29, 2008 through December 31, 2009.

	High	Low
2009
Fourth Quarter Ended December 31(NASDAQ)	$4.49	$1.95
Third Quarter Ended September 30 (NASDAQ)	$4.73	$3.57
Second Quarter Ended June 30 (NASDAQ)	$8.74	$3.50
First Quarter Ended March 31 (NASDAQ)	$8.18	$6.40

2008
Fourth Quarter Ended December 31(NASDAQ)	$9.50	$4.02
Third Quarter Ended September 30 (NASDAQ)*	$9.50	$4.40
Second Quarter Ended June 30 (Amex)	$4.75	$2.85
First Quarter Ended March 31 (Amex)	$3.60	$2.40

* Represents price on NYSE Amex through September 26, 2008 and on NASDAQ from September 29, 2008.

The closing price on NASDAQ for our Common Stock on March 22, 2010 was $1.88.

Holders

As of March 22, 2010, in accordance with the records of our transfer agent, there were 146 record holders of ACS Common Stock.

Dividends

We have not declared cash dividends on our Common Stock.  We intend to retain all earnings to finance future growth and do not anticipate that we will pay cash dividends for the foreseeable future.

Repurchases of Securities

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2009.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The focus of the following discussion is on the underlying business reasons for significant changes and trends affecting our revenues, net income and financial condition.  The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the twelve month periods ended December 31, 2009 and 2008 as well as our financial position at December 31, 2009 and 2008, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

American CareSource Holdings, Inc. (the “Company”, “ACS”, “we”, “us”, or “our”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers. The Company’s customers include self-insured employers, indemnity insurers, PPOs, HMOs, third-party administrators and federal and local governments that engage the Company to provide them with a complete outsourced solutions designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by executing the following:

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

The year ended December 31, 2009 marks the second full year in which we realized net income.  For the year ended December 31, 2009 our net income was $2.3 million, compared to a net income of $3.6 million for the year ended December 31, 2008. Our 2009 operating results reflect significant investments in personnel, processes and technological tools, in both our Sales and Marketing and Provider Development efforts, which positions us for future growth.  The Company is seeking continuing growth in the number of client payors and service provider relationships we secure by focusing on providing in-network services for its payors and aggressively pursuing additional PPOs, TPAs and other direct payors as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

The following table sets forth a comparison of our revenues for the following years ended December 31:

			Change
($ in thousands)	2009	2008	$	%
Net Revenues	$68,311	$58,289	$10,022	17%

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured.  The increase in revenue for the year ended December 31, 2009 as compared to 2008 was due primarily to the progression of our client relationships, which allowed the Company access to a greater number of payors and allowed us to benefit from the external growth and expansion of our clients.  In addition, revenues were positively impacted by growth in our ancillary service provider network.

During 2009, revenues from the nine clients added during 2008 (one of which is an affiliate of one of our two existing significant clients), increased over the prior year by $4.6 million, which was due to the progression and development of our client relationships, resulting in an increased number of payors and increased claims volume.  Clients added during 2009 contributed an incremental $6.0 million of revenue during the current year.  The increases are a direct result of a concentrated effort to diversify our client base.  In 2009, our two significant clients accounted for 85% as compared to 98% in 2008.

The increase in revenues during 2009 from clients added in 2008 and 2009, was offset by a slight decline (less than 1%) in revenues from our legacy clients (those added in 2007 or earlier) of approximately $523,000.  The decrease was attributable primarily to reductions in revenue from our two largest legacy clients.

The following table details revenues generated by clients and the periods in which those clients were added for the periods presented:

Year of implementation ($ in thousands)	2007 and prior	2008	2009	Total
2009	$57,084	$5,262	$5,965	$68,311
2008	57,607	682	—	58,289

The Company will continue to seek growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional regional and middle-market PPOs, TPAs and other direct payors as its primary sales targets. The Company believes that this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

In addition, during 2009, the number of billed claims increased by 35% compared to the prior year.  The increase in claim volume was driven by the expansion of existing client relationships, new clients implemented during 2009 as well as through expansion of our network of service providers.

Revenue per claim declined for the periods presented due to lower than estimated collection rates related to our new client relationships, limited benefits offered by certain recently implemented clients and the change in mix of provider specialties driving our claim volume during 2009.  In particular, we have experienced accelerated growth in categories such as laboratory services with lower average revenue per claim while other higher average revenue per claim categories such as dialysis services have not grown as rapidly.  The decline was offset somewhat by an increase in claims from the diagnostic imaging services category.  Revenues from diagnostic imaging services increased as a percent of total revenue during 2009 as compared to the prior year as a result of our relationship with a third-party which manages and maintains a national imaging network.  Revenue per claim can vary significantly depending upon factors including the types of services consumed by clients members, the quantity of services delivered, client negotiated pricing, provider negotiated service rates, the rate of collections based upon the client and members financial responsibility and other factors.  The following table provides information with respect to claims processed, claims billed and the associated revenue per claim metrics for the years ended December 31:

	2009	2008
Claims processed (in thousands)	437	302
Claims billed (in thousands)	373	276

Revenue per processed claim	$156	$193
Revenue per billed claim	183	211

Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the key components of our cost of revenues, for the years ended December 31:

					Change
($ in thousands)	2009	% of revenue	2008	% of revenue	$	%
Provider payments	$51,235	75%	$42,603	73%	$8,632	20%
Administrative fees	3,302	5	3,395	6	(93)	(3)%
Claims administration and provider development	4,252	6	3,255	5	997	31%
Total cost of revenues	$58,789	86%	$49,253	84%	$9,536	19%

Cost of revenues is comprised of payments to our providers, administrative fees paid to our payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the fixed costs of our claims administration and ancillary service provider development organizations.  Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

In 2009, cost of revenues related to payments to providers increased as compared to 2008 as a result of increased claims volume and increased revenues, and the fluctuation in the mix of types of services provided by the Company.  Payments made to providers as a percent of net revenues were 75.0% during 2009 and 73.1% during 2008.  Provider payments as a percent of revenues increased due primarily to lower margins in our laboratory services, dialysis services and infusion services specialties, as compared to the prior year.  These category margins were impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category, the mix of providers delivering the services and overall pricing pressures which have resulted in lower client rates.

While administrative fees were relatively flat in 2009 compared to 2008, administrative fees as a percent of revenues decreased from 5.8% in the prior year to 4.8% in 2009.  The decrease was due to the shift in revenues to clients that carry lower contracted administrative fee rates.

The detail of the costs of claims administration and provider development for the years presented ended December 31 (amounts in thousands) are as follows:

	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)		2009	2008	(Decrease)
Total wages, incentives and benefits	$2,301	$1,733	$568	33%	$1,384	$812	$572	70%	$3,685	$2,545	$1,140	45%
Contract labor and consulting fees	564	734	(170)	(23)%	85	6	79	nm %	649	740	(91)	(12)%
Capitalized development costs	(628)	(492)	(136)	28%	—	—	—	—%	(628)	(492)	(136)	28%
Other	131	113	18	16%	84	44	40	91%	215	157	58	37%
Allocation of shared overheads	(37)	53	(90)	170%	368	252	116	46%	331	305	26	9%
	$2,331	$2,141	$190	9%	$1,921	$1,114	$807	72%	$4,252	$3,255	$997	31%

The increase in costs during 2009 as compared to the prior year is due primarily to the following:

•
Investments in claims administration and provider development.  Wages, incentives and benefits increased due to resource additions.  Headcount as of December 31, 2009 and 2008 were as follows:  Claims Administration -- 33 and 26, respectively; and Provider Development -- 15 and 8, respectively.  The increases in headcount were made to facilitate growth through the enhancement of our network of ancillary care providers, and to grow our claims processing and management capabilities consistent with growth in claims volume.

•
The aforementioned cost increases were offset by a decrease in consulting fees related to an information technology initiative in which a platform was developed to create data analysis efficiencies.  The fees were primarily incurred during the second and third quarters of 2008.

The following table sets forth a comparison of contribution margin percentage for the years presented ended December 31:

	2009	2008	Percent Change
Contribution margin	13.9%	15.5%	(1.6)%

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues.  Contribution margin in 2009 was negatively impacted by an increase in provider payments and claims administration and provider development costs, as a percentage of revenue, of 1.9% and 0.6%, respectively.  This decrease in contribution margin was offset by a decrease in administrative fees, as a percentage of revenue.  The overall decline in contribution margin percentage was discussed in detail in the preceding comments.  Our contribution margin percentage fluctuates over time due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of our claims administration and provider development organizations and changes in the mix of services we provide.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods ended December 31:

			Change
($ in thousands)	2009	2008	$	%
Selling, general and administrative expenses	$7,626	$5,095	$2,531	50%
Percentage of total net revenues	11.2%	8.7%

SG&A expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.

SG&A expenses for the years presented ending December 31 (amounts in thousands) are as follows:

	Finance & Administration				Sales & Marketing				Total
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Total wages, commissions, incentives and benefits	$1,459	$1,343	$116	9%	$1,540	$683	$857	125%	$2,999	$2,026	$973	48%
Professional fees (legal, accounting and consulting)	943	629	314	50%	121	—	121	nm %	1,064	629	435	69%
Stock-based compensation expense	1,220	699	521	75%	—	—	—	—%	1,220	699	521	75%
Investor relations costs	255	153	102	67%	—	—	—	—%	255	153	102	67%
Recruiting costs	115	338	(223)	(66)%	—	—	—	—%	115	338	(223)	(66)%
Marketing costs	—	—	—	—%	317	25	292	nm %	317	25	292	nm %
Banking fees	177	123	54	44%	—	—	—	—%	177	123	54	44%
Other	371	371	—	—%	122	58	64	110%	493	429	64	15%
Allocation of shared overheads	509	556	(47)	(8)%	236	117	119	102%	745	673	72	11%
Restructuring charge	—	—	—	—%	—	—	—	—%	241	—	241	100%
Total selling, general and administrative expenses	$5,049	$4,212	$837	20%	$2,336	$883	$1,453	165%	$7,626	$5,095	$2,531	50%

The increase in SG&A, reflected in the above table is related to the following:

•
Increased headcount in our finance and administration and sales and marketing groups.  Wages, commissions, incentives and benefits during 2009 reflect the addition of four resources.  These resources were added during late 2008 and the first quarter of 2009.  Headcount as of December 31, 2009 and 2008 were as follows:  Finance & Administration – 10 and 7, respectively; and Sales & Marketing – 8 and 7, respectively.

•
Increased compensation costs related to our stock-based incentive plans.  The increase in these costs are the direct result of an increase in incentives granted during 2008 and 2009, and the increase in the fair value of our stock options and restricted stock units (as calculated under the Black-Scholes-Merton valuation model) which is directly related to the increase in the value of our common stock during 2008 and the first half of 2009.  As a result, stock-based awards made in late-2008 through mid-2009 had higher associated costs than those awarded during the prior year.

•	Increased professional fees. Our audit and legal-related activities increased over the prior year and we implemented an enhanced compensation plan for our Board of Directors in 2009.

•
Marketing costs included $250,000 of amortization of the amendment of our client agreement with one of our significant clients.  The $1.0 million payment is being amortized over a four-year period, which is the term of the amended agreement.

•
The increases were offset by a decline in recruiting costs of approximately $223,000.  During 2008, we incurred significant costs associated with increasing our headcount to support strategic initiatives.

In addition, while we added significant resources during 2009, we made organizational changes to bring our internal cost structure in line with expected levels of revenue while reorganizing our functional groups to ensure that we capitalize on certain market opportunities.  We eliminated approximately six positions, including our Vice President of Client Development and other administrative personnel.

In connection with the reorganization, we incurred certain charges during 2009.  Those charges were primarily comprised of employee severance costs and related fringe benefits, totaling approximately $241,000.  The majority of the payments were made by December 31, 2009.  For 2009, SG&A, excluding the restructuring charge, as a percent of revenues was 10.8%.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods ended December 31:

			Change
($ in thousands)	2009	2008	$	%
Depreciation	$435	$202	$233	115%
Amortization	128	214	(86)	(40)%
Total Depreciation and amortization	$563	$416	$147	35%

Amortization of intangibles consists of $128,000 in amortization of the capitalized value of provider contracts that were acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation.  Each of these items is being amortized using the straight-line method over its expected useful life, which is five years for software and 15 years for provider contracts.  As of December 31, 2008, the intangible asset from the 2003 acquisition related to software development costs was fully amortized.

The increase in depreciation expense is a direct result of an increase in capital expenditures, which increased 63% in 2009 compared to 2008.  A significant portion of our expenditures in 2009 related to the continued development of our technology infrastructure.

Other Income

The following table sets forth a comparison of the components of other income for the periods ended December 31:

			Change
($ in thousands)	2009	2008	$	%
Interest income	$130	$178	$(48)	(27)%
Unrealized gain on warrant derivative	324	—	324	nm
Total other income	$454	$178	$276	155%

During 2009, we had unrealized gains of approximately $324,000, related to warrants accounted for under the liability method.   We use a two-step process for evaluating whether our equity-linked financial instruments or embedded features are indexed to our own stock.  Warrants to purchase 109,095 shares of common stock issued by the Company contain a strike price adjustment feature, which results in the instruments no longer being considered indexed to the Company’s own stock and required the Company to record these warrants under the liability accounting method.  Accordingly, on January 1, 2009, we adopted current accounting guidance that changed the current classification (from equity to liability) and the related accounting for these warrants.  As of that date, we reclassified the warrants, based on a fair value of $3.43 per warrant, as calculated using the Black–Scholes–Merton valuation model.  During 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  A liability of approximately $18,000 related to the stock warrants is included as a warrant derivative liability in our consolidated balance sheet as of December 31, 2009.  The unrealized gain on the warrant derivative reflects the change in fair value of the warrants.

Income Tax Provision

For the year ended December 31, 2009, we recorded an income tax benefit of approximately $533,000 and eliminated any remaining deferred tax asset valuation allowance.  As of December 31, 2009, the Company determined that it is more likely than not that we will realize the deferred tax assets.  The benefit recognized from the reversal of the valuation allowance on deferred tax assets was offset by a state tax provision of approximately $80,000.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital surplus of $11.1 million compared to $7.8 million at December 31, 2008.  In addition, our cash and cash equivalents balance increased to $11.9 million as of December 31, 2009 compared to $10.6 million at December 31, 2008.  The increase is primarily the result of net cash provided by operating activities of $2.6 million.  That increase was offset by capital expenditures of approximately $1.3 million during 2009.

During 2009, operating activities provided net cash of $2.6 million, the primary components of which were net income of $2.3 million, adjusted for non-cash charges of share-based compensation expense of $1.5 million, depreciation and amortization of approximately $563,000, a unrealized gain on our warrant derivative of approximately $324,000, $250,000 of amortization of the amendment of our client agreement with one of our significant clients, a deferred income tax benefit of approximately $643,000 and a $1.1 million decrease in operating assets and liabilities.  Net operating assets and liabilities declined due primarily to the $1.0 million payment made to one our significant clients in conjunction with the amendment of our agreement with that client.  Such payment was made in April 2009.

Investing activities during 2009 were comprised of investments in software development costs of approximately $628,000 and in property and equipment of approximately $653,000.  The software development costs relate primarily to enhancements to our internal legacy applications, while the increase in property and equipment relates primarily to investments in computer equipment and our facilities to accommodate our growth and increases in headcount.

Historically, we have relied on a combination of internally generated cash and external sources of capital, including indebtedness or issuance of equity securities to fund our operations.  We believe our current cash balance of $11.9 million as of December 31, 2009 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2009.

Inflation

Inflation did not have a significant impact on the Company’s costs during the years ended December 31, 2009 and December 31, 2008, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at December 31, 2009 or December 31, 2008 or for the periods then ended.

Critical Accounting Policies

Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management:

Intangible Assets.

Intangible assets consist of provider contracts and internally developed claims payment and billing software.  Each of these items is being amortized using the straight-line method over its expected useful life of five years for the software and fifteen years for the provider contracts.  Our experience to date is that we have approximately 2-4% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2009, there is no impairment of this intangible asset.  The cost of adding additional providers is considered an ongoing operating expense.

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

•	The amount that the Company earns is not fixed. The Company does not earn a fixed amount per transaction nor does it realize a per-person per-month charge for its services.

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

Pending Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows.

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) are effective to ensure that information required to the disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting by the Company.  “Internal control over financial reporting“ is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management believes that, as of December 31, 2009, the Company has maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the last fiscal quarter that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.                  Other Information

On March 24, 2010, Kenneth S. George was named Chairman of the Company's Board of Directors (the “Board”), replacing David George, who resigned from the Board, both effective March 24, 2010. Kenneth S. George has served on the Board since January 2004. In connection with his appointment, Kenneth S. George was granted options to purchase 100,000 shares of the Company’s common stock, with an exercise price of $1.83, the closing price of the Company’s common stock on The NASDAQ Capital Market on March 24, 2010. The options were granted under the Company's 2009 Equity Incentive Plan and vest in equal annual increments over five years.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about June 9, 2010, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2009.

Item 11.                   Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about June 9, 2010, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2009.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information at December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	4,456,216	$2.55	1,590,178
Equity compensation plans not approved by security holders	—	$—	—
Total	4,456,216	$2.55	1,590,178

In addition, warrants to purchase 1,827,269 shares of Common Stock of the Company were issued and outstanding as of December 31, 2009, as shown in the table below.  These warrants had been granted as compensation to certain guarantors (including two of our directors) of Company debt that has since been retired by the Company, as part of compensation to the placement agent in connection with a March 2006 private placement of the Company’s Common Stock, and to a client of the Company as partial compensation for services performed.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants

Series A (1)	871,559	$0.40

Series B (2)	631,059	$0.49

Series C (3)	99,651	$5.50

Series D (4)	225,000	$1.84

Total Warrants Outstanding	1,827,269	$0.89

(1)
Series A warrants were granted on January 20, 2005 to John Pappajohn and Derace L. Schaffer in conjunction with the personal guarantees associated with the Company’s $3,000,000 line of credit with Wells Fargo Bank, NA.  As of March 22, 2010, all Series A warrants were exercised.

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

The other information required by this Item 12 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about June 9, 2010, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2009.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about June 9, 2010, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2009.

Item 14.                   Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our annual meeting of stockholders to be held on or about June 9, 2010, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the Company’s fiscal year ended December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 10 to the consolidated financial statements, effective January 1, 2009, American CareSource Holdings, Inc. and subsidiary adopted the provisions of Accounting Standards Codification Topic 815-40 and reclassified certain warrants previously classified as an equity instrument to a liability.

We were not engaged to examine management’s assessment of the effectiveness of American CareSource Holdings, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
March 26, 2010

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31
(amounts in thousands, except per share data)

	2009	2008

Net revenues	$68,311	$58,289
Cost of revenues:
Provider payments	51,235	42,603
Administrative fees	3,302	3,395
Claims administration and provider development	4,252	3,255
Total cost of revenues	58,789	49,253

Contribution margin	9,522	9,036

Selling, general and administrative expenses	7,626	5,095
Depreciation and amortization	563	416
Total operating expenses	8,189	5,511

Operating income	1,333	3,525

Other income:
Interest income	130	178
Unrealized gain on warrant derivative	324	—
Total other income	454	178

Income before income taxes	1,787	3,703
Income tax provision (benefit)	(533)	65
Net income	$2,320	$3,638

Earnings per common share:
Basic	$0.15	$0.24
Diluted	$0.11	$0.21

Basic weighted average common shares outstanding	15,469	15,084
Diluted weighted average common shares outstanding	17,764	17,736

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(amounts in thousands except per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,868	$10,578
Accounts receivable, net	7,474	5,788
Prepaid expenses and other current assets	822	490
Deferred income taxes	576	6
Total current assets	20,740	16,862

Property and equipment, net	1,762	915

Other assets:
Deferred income taxes	317	244
Other assets	657	883
Intangible assets, net	1,153	1,281
Goodwill	4,361	4,361
	$28,990	$24,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to service providers	$7,702	$5,964
Accounts payable and accrued liabilities	1,980	3,115
Total current liabilities	9,682	9,079

Warrant derivative liability	18	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 15,642 and 15,407 shares issued and outstanding in 2009 and 2008, respectively	156	154
Additional paid-in capital	20,605	19,046
Accumulated deficit	(1,471)	(3,733)
Total shareholders’ equity	19,290	15,467
	$28,990	$24,546

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009 and 2008
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2007	14,668	$145	$17,614	$(7,371)	$10,388
Net income	—	—	—	3,638	3,638
Stock-based compensation expense	—	—	699	—	699
Issuance of common stock upon exercise of stock options	701	7	445	—	452
Issuance of common stock upon exercise of stock warrants	23	1	128	—	129
Issuance of common stock upon net warrant exercises	15	1	(1)	—	—
Issuance of common stock warrants for payment of client management fees	—	—	161	—	161
Balance at December 31, 2008	15,407	$154	$19,046	$(3,733)	$15,467
Cumulative effect of change in accounting principle – January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to warrant derivative liability	—	—	(316)	(58)	(374)
Net income	—	—	—	2,320	2,320
Stock-based compensation expense	—	—	1,495	—	1,495
Issuance of common stock upon exercise of stock options and restricted stock units	20	—	(12)	—	(12)
Issuance of common stock upon exercise of stock warrants	215	2	81	—	83
Issuance of common stock warrants for payment of client management fees	—	—	311	—	311
Balance at December 31, 2009	15,642	$156	$20,605	$(1,471)	$19,290

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(amounts in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$2,320	$3,638
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	1,495	699
Depreciation and amortization	563	415
Unrealized gain on warrant derivative	(324)	—
Amortization of long-term client agreement	250	—
Deferred income tax provision (benefit)	(643)	12
Changes in operating assets and liabilities:
Accounts receivable	(1,686)	(2,137)
Prepaid expenses and other assets	(56)	429
Accounts payable and accrued liabilities	(1,102)	689
Due to service providers	1,738	2,620
Net cash provided by operating activities	2,555	6,365

Cash flows from investing activities:
Investments in internally developed software	(628)	(492)
Investments in property and equipment	(653)	(292)
Redemption of certificate of deposit	—	145
Net cash used in investing activities	(1,281)	(639)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	13	127
Proceeds from exercise of stock options	3	452
Net cash provided by financing activities	16	579

Net increase in cash and cash equivalents	1,290	6,305
Cash and cash equivalents at beginning of period	10,578	4,273

Cash and cash equivalents at end of period	$11,868	$10,578

Supplemental cash flow information:
Cash paid for taxes	$90	$15

Supplemental non-cash financing activity:
Warrants issued as payment of client management fees	$311	$161
Warrant exercise in accrued liabilities	38	—
Warrant derivative liability transferred to equity upon exercise	32	—

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s clients, healthcare payors, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), engage the Company to provide them with a complete outsourced solution designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by:

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor customer’s specific needs and is available to each payor customer’s covered persons for covered services;

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its one wholly-owned subsidiary, Ancillary Care Services, Inc.  All material intercompany accounts and transactions are eliminated in consolidation.  Certain prior year amounts have been reclassified within the consolidated financial statements to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts in deposit accounts in excess of federally insured limits of $250,000.  The Company has not experienced any losses in such accounts.

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

•	The amount that the Company earns is not fixed. The Company does not earn a fixed amount per transaction nor does it realize a per-person per-month charge for its services.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2009 and December 31, 2008, its net revenues would have been $17.1 million and $15.7 million, respectively.

Provider Payments

Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.

Property and Equipment

Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  The Company expenses repairs and maintenance as incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements.  The Company capitalizes costs associated with software developed for internal use.  During 2009 and 2008, we capitalized approximately $628,000 and $492,000 of internally developed software costs, respectively.  Internally developed software is being amortized over a useful life of 5-years.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction of credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled.  A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax assets will not be realized.

Stock Compensation

The Company records all stock-based payments to employees in the consolidated financial statements based on their estimated fair values as of the measurement date of the respective awards.  Additional information about the Company’s share-based payment plan is presented in Note 8.

Segment and Related Information

The Company uses the “management approach” for reporting information about segments in our annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company determined that our business is comprised of a single operating segment.

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

Pending Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  As the Codification was not intended to change or alter existing GAAP, it had no impact on our consolidated financial statements.

In May 2009, the FASB issued guidance regarding the reporting of subsequent events. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

2. Concentration of Credit Risk

The Company has two client payor relationships that individually comprise a significant portion of our revenue.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of these customers as of and for the years ended December 31:

	2009			2008

	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue
Client A	$2,976	$32,454	47%	$3,059	$34,275	59%
Client B	3,478	25,897	38	2,369	22,688	39
All Others	1,020	9,960	15	360	1,326	2
	$7,474	$68,311	100%	$5,788	$58,289	100%

Client A includes five entities and Client B includes two entities, which are aggregated for this presentation.  The Company contracted with these entities from 2006 through 2009.

3. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which is provided for at the time revenue is recognized.  Co-payments, deductibles and co-insurance payments can all impact the collectability of each individual claim submitted to payors for payment.  While the Company is able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against gross revenue to better estimate collectability.  The allowance is applied specifically for each payor and is adjusted to reflect the Company’s collection experience on a quarterly basis.

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31:

	2009	2008
Beginning balance	$200	$190
Provisions for losses - accounts receivable	—	85
Deduction for accounts charged off	(42)	(75)
Ending balance	$158	$200

4. Property and Equipment

Property and equipment, net consists of the following:

	Useful Lives (years)	2009	2008

Computer equipment	3-5	$428	$379
Software – purchased	3-5	434	329
Software – internally developed	5	1,164	536
Furniture and fixtures	5	356	146
Leasehold improvements	7	205	40
		2,587	1,430
Accumulated depreciation and amortization		(825)	(515)
Property and equipment, net		$1,762	$915

5. Income Taxes

Income tax provision (benefit) for the years ended December 31 differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2009	2008
Computed “expected” tax provision	$608	$1,273
Change in the valuation allowance for deferred tax assets	(1,199)	(1,217)
Change in fair value of warrant derivative liability	(113)	—
State taxes	80	65
Other	91	(56)
Total income tax provision (benefit)	$(533)	$65

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	2009	2008
Deferred tax assets:
Operating loss carryforward	$196	$815
Accounts receivable allowance	55	70
Warrants	229	176
Texas tax credit carryforward	244	250
Stock option compensation	911	395
Accrued expenses	147	285
Alternative Minimum Tax credit carryforwards	39	—
Total deferred tax assets	1,821	1,991
Deferred tax liabilities:
Goodwill	(442)	(322)
Fixed assets	(456)	(199)
Prepaid expense	(30)	(21)
Total deferred tax liabilities	(928)	(542)

Net deferred tax assets	893	1,449
Valuation allowance	—	(1,199)
Deferred tax assets, net of valuation allowance	$893	$250

As of December 31, 2009, based on the operating results achieved in 2008 and 2009, the Company has determined that it is more likely than not that it will utilize its existing deferred tax assets.  Thus, the existing valuation allowance of $1.2 million was eliminated during the year ended December 31, 2009.

As of December 31, 2009, the net operating loss carryforward was approximately $4.1 million which expires in 2025 through 2027.  Included in the net operating loss carryforward is approximately $3.6 million which relates to the excess tax benefits for stock options and warrants exercised which will result in a credit into additional paid-in capital of approximately $1.2 million when the associated tax deduction results in a reduction in income taxes payable.

The income tax expense (benefit) shown on the statement of operations for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current	$110	$53
Deferred	(643)	12
	$(533)	$65

The Company has identified the United States and Texas as major tax jurisdictions which remain open to examination for periods subsequent to December 31, 2005.

6. Goodwill and Intangible Assets

Goodwill is evaluated for impairment annually as of December or more frequently if impairment indicators arise.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  As of December 31, 2009 and 2008, we have determined that no impairment of goodwill exists.

Intangible assets consist of provider contracts and internally developed claims payment and billing software.  Each of these items is being amortized using the straight-line method over its expected useful life of 5 years for the software and 15 years for the provider contracts.  Our experience to date is that we have approximately 2-4% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2009, there were no indicators of impairment of these intangible assets.  The cost of adding additional providers is considered an ongoing operating expense.

The following is a summary of our intangible assets as of December 31 for the years presented:

	2009	2008

Provider contracts	$1,921	$1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,196)	(1,068)
Acquisition intangibles, net	$1,153	$1,281

Amortization expense was approximately $128,000 and $214,000 for the years ended December 31, 2009 and 2008, respectively.  Amortization expense is estimated at $128,000 per year through 2018.

7. Commitments and Contingencies

The Company leases certain equipment and office space under non-cancelable lease agreements, which expire at various dates through April 2013.

At December 31, 2009 minimum annual lease payments for operating leases are approximately as follows:

Operating Leases

2010	421
2011	423
2012	412
2013	104

Total minimum lease payments	$1,360

Rent expense related to operating leases was approximately $342,000 and $154,000 for the years ended December 31, 2009 and 2008, respectively.

8. Stock-Based Compensation

Stock Options

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors.  On May 16, 2005, the stockholders approved the 2005 Stock Option Plan which (i) authorized options to purchase 2,249,329 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 the number of shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.  The Company filed a registration statement on Form S-8 registering the issuance of 2,249,329 of the Stock Option Plan shares on April 7, 2006. Stock options granted under the Stock Option Plan may be of two types:  (1) incentive stock options and (2) nonqualified stock options.  The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair value of the common stock at the date the option is granted.  The Committee shall fix the terms of the grants with no option term lasting longer than ten years.  The ability to exercise such options shall be determined by the Committee when the options are granted.

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

In November 2008, the Company again amended the Plan to increase the number of shares under the plan by 500,000 to a total of 3,749,329 shares, which amendment was approved by the stockholders of the Company on May 19, 2009.

On May 19, 2009, the stockholders of the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan is (a) to allow selected employees and officers of the Company to acquire and increase equity ownership in the Company, which will strengthen their commitment to the success of the Company, and to attract new employees, officers and consultants, (b) to provide annual cash incentive compensation opportunities that are competitive with other peer corporations, (c) to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals, (d) to provide grantees an incentive for individual excellence, (e) to promote teamwork and (f) to attract and retain highly-qualified persons to serve as non-employee directors.  The Company filed a registration statement on Form S-8 registering the issuance of the 1,500,000 shares of the 2009 Plan on May 21, 2009. The 2009 Plan allows for awards of non-qualified options, stock appreciation rights, restricted shares, performance units/shares, deferred stock, dividend equivalents and other stock-based awards.  The term of the 2009 Plan is ten years and all non-qualified options will be valued at not less than 100% of the market value of the Company’s stock on the date of grant.

Shares of common stock reserved for future grants under the Stock Option Plan and the 2009 Plan (the “Plans”) were 1,590,178 and 393,292 at December 31, 2009 and 2008, respectively.

Compensation expense related to all equity awards, including non-qualified stock options and restricted stock units, that has been charged against income for the years ended December 31, 2009 and 2008 was approximately $1.5 million and $699,000, respectively.

The awards granted to employees and non-employee directors become exercisable over periods of one to five years.  The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.  Volatility is calculated using an analysis of historical volatility.  The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility.  The expected lives of options are determined based on the Company’s historical share option exercise experience.  The Company believes the historical experience method is the best estimate of future exercise patterns currently available.  The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.  The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2009	2008
Weighted average grant date fair value	$3.87	$2.82
Weighted average assumptions used
Expected volatility	69.8%	65.8%
Expected lives	6.4 years	5.3 years
Risk free interest rate	2.6%	2.7%
Forfeiture rate	24.3%	24.3%
Dividend rate	—	—

A summary of stock option activity is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2007	2,001	$1.41

Granted	1,115	$4.88

Forfeited	(60)	$2.82

Exercised	(701)	$0.65

Outstanding at December 31, 2008	2,355	$3.25

Granted	450	$5.96

Forfeited	(167)	$3.68

Cancelled	(130)	$7.02

Exercised	(20)	$2.47

Outstanding at December 31, 2009	2,488	$3.52

Exercisable at December 31, 2009	1,415	$2.38

As of December 31, 2009, the weighted average remaining contractual life of the options outstanding was 7.7 years and the weighted average remaining contractual life of the outstanding exercisable options was 7.0 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Under $1.00	438	5.4	$0.34	438	$0.34
$1.00 - $2.00	386	7.3	$1.86	369	$1.86
$2.01 - $3.00	311	8.2	$2.57	148	$2.60
$3.01 - $4.00	436	8.1	$3.38	238	$3.40
$4.01 - $5.00	308	8.7	$4.32	60	$4.19
$5.01 - $6.00	50	6.1	$5.60	50	$5.60
$6.01 - $7.00	238	8.9	$6.88	60	$6.88
Greater than $7.01	321	9.0	$7.36	52	$7.53

The total intrinsic value of options outstanding at December 31, 2009 and 2008 was approximately $1.1 million and $9.0 million, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2009 and 2008 was approximately $1.1 million and $5.3 million, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was approximately $82,000 and $2.6 million, respectively.

As of December 31, 2009, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

Under the 2009 Plan, the Company issued restricted stock units (“RSUs”) to certain employees and the Board of Directors during the twelve months ended December 31, 2009.  As RSUs vest, they are convertible into shares of the Company’s common stock.  The RSUs are valued at the market price of the Company’s stock on the measurement date, which is the date of grant.  Our forfeiture rate on RSUs is 0% as the RSUs have been awarded primarily to members of our Board of Directors and members of senior management of the Company.

A summary of RSU activity is as follows:

	RSUs	Weighted-Average Fair Value

Outstanding at December 31, 2008	—	$—

Granted	154	$7.00

Forfeited	(4)	$7.02

Converted to common stock	(10)	$7.02

Outstanding at December 31, 2009	140	$6.99

Vested and convertible to common stock at December 31, 2009	32	$7.02

Compensation expense related to RSUs charged to operations during 2009 was approximately $319,000.  Compensation expense is recognized ratably over the vesting period.  As of December 31, 2009, there was approximately $707,000 of total unrecognized compensation cost related to non-vested RSUs granted under the plan.

9. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if options, warrants and restricted stock units to purchase common stock were exercised or converted. For purposes of this calculation, outstanding stock options, stock warrants and restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  1.3 million options, 325,000 warrants and 151,000 RSUs were excluded from the calculation as their impact would be anti-dilutive.

Basic earnings and diluted earnings per share data were computed as follows:

	2009	2008
Numerator:
Net income for basic earnings per share	$2,320	$3,638
Less:
Change in fair value of warrant derivative liability	324	—
Net income for diluted earnings per share	$1,996	$3,638

Denominator:
Weighted-average basic common shares outstanding	15,469	15,084
Assumed conversion of dilutive securities:
Stock options	691	1,003
Warrants	1,602	1,649
Restricted stock units	2	—
Potentially dilutive common shares	2,295	2,652
Denominator for diluted earnings per share – Adjusted weighted-average shares	17,764	17,736
Earnings per common share:
Basic	$0.15	$0.24
Diluted	$0.11	$0.21

10. Stock Warrants

In January 2005, the Company issued Series A warrants to purchase 1,096,491 shares of common stock to two directors of the Company in exchange for a guarantee of the Company’s $3.0 million line of credit.  In addition, in August 2005, we issued Series B warrants to purchase 641,059 shares of common stock to two directors and a stockholder of the Company to increase the associated line of credit.  The total number of warrants issued in exchange for the guarantee of debt was 1,737,550.  Under the Black-Scholes Merton value method, the warrants were valued at approximately $377,000 as of the dates of the grants using the fair value method.  The exercise price of these warrants ranges from $0.40 - $0.49.  These deferred debt issuance costs were amortized to expense over the life of the guarantee.

The Company also issued warrants to purchase up to 159,952 shares of common stock with an exercise price of $5.50, in connection with the Private Placement financing completed in March of 2006, to Laidlaw as part of their compensation for the financing.  The warrants were valued at approximately $464,000 as of the date of the grant using the Black-Scholes Merton fair value method. In September 2008, additional accounting guidance was issued relating to determining whether an instrument (or embedded feature) is indexed to entity’s own stock.  The guidance mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants to purchase 109,095 shares of common stock issued by the Company contain a strike price adjustment feature, which upon adoption, resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of January 1, 2009.  As of that date, we reclassified the warrants, based on a fair value of $3.43 per warrant, as calculated using the Black–Scholes–Merton valuation model.  During 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  A liability of approximately $18,000 related to the stock warrants is included as a warrant derivative liability in our consolidated balance sheet as of December 31, 2009.  During 2009, we recorded an unrealized gain of approximately $324,000 related to the change in fair value of the warrants.

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) effective as of May 21, 2007 (the “Effective Date”) with a new customer, Texas True Choice, Inc. (“Texas True Choice”), a Texas-based preferred provider organization network, and certain subsidiaries of Texas True Choice. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 225,000 shares of the Company’s common stock at an exercise price of $1.84, the closing price of the common stock of the Company as reported on the American Stock Exchange on the Effective Date. The Company is valuing the warrants when a measurement dates is reached which is based on the cancellation notice that is required under the agreement.  Utilizing the Black-Scholes Merton valuation method, 112,500 warrants were valued at $0.94 in 2007, 56,250 warrants were valued at $2.87 at June 2008 and the remaining 56,250 were valued at $5.53 in June 2009.

The Company recorded the value of warrants as deferred costs as they vest and is amortizing the deferred costs over the related contract term.    These warrants vested as to 25% of the shares on the Effective Date, shall vest an additional 25% on each anniversary date of the Effective Date, and have an expiration date of May 20, 2012. In the event of an early termination of the Ancillary Care Services Agreement, the warrants terminate with respect to all unvested shares at the time of such early termination.  As of December 31, 2009, the total unrecognized cost related to non-vested warrants of approximately $267,000 was included as Prepaid and Other Current Assets and Other Assets.  These warrants expire five years after issuance.  The weighted average remaining life of the warrants is 0.5 years

A summary of stock warrant activity is as follows:

	Outstanding Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2007	2,123	$0.96

Exercised	(57)	$5.06

Outstanding at December 31, 2008	2,066	$0.85

Exercised	(239)	$0.60

Outstanding at December 31, 2009	1,827	$0.89

Vested at December 31, 2009	1,771	$0.86

On January 22, 2010, warrants to purchase approximately 872,000 shares of the Company’s common stock were exercised, through a cashless net exercise.  727,498 shares of common stock were issued as a result of the exercise. The exercise price of the warrants was $0.40 per share.

11. Fair Value of Warrant Derivative Liability

The warrant derivative liability recorded at fair value on the balance sheet as of December 31, 2009 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (amounts in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$18	$—	$—	$18

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  We calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During 2009, we recognized an unrealized gain of approximately $324,000 related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	January 1,	December 31,
	2009	2009
Exercise price	$5.50	$5.50
Expected volatility	73.4%	68.9%
Expected life (years)	2.13	1.17
Risk free interest rate	0.8%	0.6%
Forfeiture rate	—	—
Dividend rate	—	—

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2009:

Initial recognition of warrant derivative as of January 1, 2009	$374
Sales of warrant derivative	(32)
Unrealized gains related to the change in fair value	(324)
Balance as of December 31, 2009	$18

12. Significant Client Agreements

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

As part of the Amendment, the Company agreed to pay to the client $1.0 million for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.   The Amendment specifies that payment of such amount will be made within 90 days of December 31, 2008.  The Company will continue to pay a service fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company has recognized the $1.0 million fee as a prepaid expense which will be amortized over the term of the agreement.  During 2009, we recorded amortization related to the agreement of $250,000.  At December 31, 2009, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $500,000 balance was classified as a long-term other asset at December 31, 2009.

13. Employee Benefit Plans

We provide a defined contribution plan for our employees meeting minimum service requirements.  Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3.5% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately.  We made contributions to the plan and charged operations approximately $121,000 and $39,000 during the years ended December 31, 2009 and 2008.

14. Subsequent Events

On January 26, 2010, James T. Robinson resigned from his position of Senior Vice-President of Sales and Marketing.

On March 3, 2010, Steven J. Armond resigned from his position of Chief Financial Officer.

On March 15, MultiPlan, Inc. announced that it acquired Viant, Inc. (“Viant”).  Viant, and its affiliates, accounted for 38% of our total revenue in 2009.

15. Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited statements of operations for each quarter of 2009 and 2008.

	Quarters Ended
	2009				2008
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$16,886	$18,235	$17,135	$16,055	$17,660	$16,111	$13,012	$11,506
Contribution margin	2,520	2,356	2,346	2,300	2,873	2,556	1,902	1,705
Contribution margin %	14.9	12.9	13.7	14.3	16.2	15.9	14.6	14.8
Income before income taxes	770	168	547	302	1,498	1,028	640	538
Net income	1,360	147	534	279	1,495	1,001	621	521
Earnings per diluted share	0.07	0.01	0.01	0.02	0.08	0.06	0.04	0.03
Shares used in computing diluted earnings per share	17,140	17,573	18,055	18,287	18,208	18,045	17,435	17,225

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ David S. Boone	March 25, 2010
David S. Boone Chief Executive Officer Director (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. George	March 26, 2010
Kenneth S. George Chairman of the Board of Directors	Date

By: /s/ David S. Boone	March 25, 2010
David S. Boone Chief Executive Officer Director (Principal Executive Officer)	Date

By: /s/ Matthew D. Thompson	March 25, 2010
Matthew D. Thompson Vice President of Finance and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date

By: /s/ Sami S. Abbasi	March 25, 2010
Sami S. Abbasi Director	Date

By: /s/ Edward B. Berger	March 25, 2010
Edward B. Berger Director	Date

By: /s/ John N. Hatsopoulos	March 25, 2010
John N. Hatsopoulos Director	Date

By: /s/ Derace L. Schaffer	March 26, 2010
Derace L. Schaffer Director	Date

By: /s/ John Pappajohn	March 26, 2010
John Pappajohn Director	Date

By: /s/ John W. Colloton	March 25, 2010
John W. Colloton Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1(1)	Certificate of Incorporation of American CareSource Holdings, Inc.

3.2(1)	By-Laws

3.3(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated May 25, 2005

3.4(2)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated June 2, 2005

3.5(3)	Amendment to the Certificate of Incorporation of American CareSource Holdings, Inc., dated November 14, 2005

3.6(4)	Certificate of Incorporation of Ancillary Care Services – Group Health, Inc.

3.7(4)	Certificate of Incorporation of Ancillary Care Services – Medicare, Inc.

3.8(4)	Certificate of Incorporation of Ancillary Care Services – Worker’s Compensation, Inc.

3.9(4)	Certificate of Incorporation of Ancillary Care Services, Inc.

4.1(6)	Amended and Restated 2005 Stock Option Plan

4.2(2)	Specimen Stock Certificate

10.03(7)*+	Employment Agreement dated September 1, 2006 between American CareSource Holdings, Inc. and Kurt Fullmer

10.04(7)*+	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Maria Baker

10.05(7)*+	Employment Agreement dated February 19, 2007 between American CareSource Holdings, Inc. and Jennifer Boone

10.06(9)*+	Employment Agreement dated October 12, 2007 between American CareSource Holdings, Inc. and Steven J. Armond

10.07(8)*+	Separation Agreement and General Release dated July 12, 2007 between American CareSource Holdings, Inc. and Wayne Schellhammer

10.08*+	Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten

10.09*+	Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich

10.10(4)	Form of Registration Rights Agreement used in March 2006 private placement

10.11(4)	Form of Subscription Agreement used in March 2006 private placement

10.12(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated January 27, 2005).

10.13(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated January 27, 2005).

10.14(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and between American CareSource Holdings, Inc. and John Pappajohn (amends Stock Purchase Warrant dated August 15, 2005).

10.15(4)	Amended and Restated Stock Purchase Warrant dated March 29, 2006 by and between American CareSource Holdings, Inc. and Derace L. Schaffer (amends Stock Purchase Warrant dated August 15, 2005).

10.16(4)	Amended and Restated Stock Purchase Warrant dated March 30, 2006 by and between American CareSource Holdings, Inc. and Matthew P. Kinley (amends Stock Purchase Warrant dated August 15, 2005).

10.17(5)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.18(10)	First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.19(10), ***
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 3 and 4 thereto, dated January 1, 2007, July 31, 2007 and December 20, 2008, respectively.

10.20(10), *+	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson.

10.21(10),***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries.

10.22+	Letter Agreement dated December 24, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson.

10.23+	Letter Agreement dated November 4, 2009 by and between American CareSource Holdings, Inc. and Steven J. Armond.

14.1(4)	Code of Ethics

20.1(5)	Governance and Nominating Committee Charter

20.2(5)	Audit Committee Charter

20.3(5)	Compensation Committee Charter

21.1	Subsidiaries

23.1	Consent of McGladrey & Pullen LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ Management contract or compensatory plan or arrangement.

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

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed July 17, 2007 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed November 13, 2007 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2009 and incorporated herein by reference.