Form 10-Q
period 2010-03-31
American Caresource Holdings, Inc.
filed 2010-05-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on May 10, 2010 was 16,391,844.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Net revenues	$14,431	$16,056
Cost of revenues:
Provider payments	10,474	11,936
Administrative fees	707	815
Claims administration and provider development	1,220	1,005
Total cost of revenues	12,401	13,756
Contribution margin	2,030	2,300

Selling, general and administrative expenses	1,857	1,901
Depreciation and amortization	182	113
Total operating expenses	2,039	2,014
Operating income (loss)	(9)	286

Other income (expense):
Interest income, net	22	41
Unrealized gain (loss) on warrant derivative	14	(25)
Total other income, net	36	16

Income before income taxes	27	302
Income tax provision	26	23
Net income	$1	$279
Earnings (loss) per common share:
Basic	$0.00	$0.02
Diluted	$(0.00)	$0.02

Basic weighted average common shares outstanding	16,203	15,418
Diluted weighted average common shares outstanding	16,203	18,287

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)
	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,651	$11,868
Accounts receivable, net	7,155	7,474
Prepaid expenses and other current assets	786	822
Deferred income taxes	153	576
Total current assets	18,745	20,740

Property and equipment, net	1,878	1,762

Other assets:
Deferred income taxes	734	317
Other non-current assets	544	657
Intangible assets, net	1,121	1,153
Goodwill	4,361	4,361
	$27,383	$28,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$6,044	$7,702
Accounts payable and accrued liabilities	1,876	1,980
Total current liabilities	7,920	9,682

Warrant derivative liability	4	18

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 16,392 and 15,642 shares issued and outstanding in	164	156
2010 and 2009, respectively
Additional paid-in capital	20,765	20,605
Accumulated deficit	(1,470)	(1,471)
Total shareholders' equity	19,459	19,290
	$27,383	$28,990

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	15,642	$156	$20,605	$(1,471)	$19,290
Net income	—	—	—	1	1
Stock-based compensation expense	—	—	186	—	186
Issuance of common stock upon exercise of restricted stock units	23	1	(19)	—	(18)
Issuance of common stock upon exercise of stock warrants	727	7	(7)	—	—
Balance at March 31, 2010	16,392	$164	$20,765	$(1,470)	$19,459

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1	$279
Adjustments to reconcile net income to net cash provided by (used in) operations:
Stock-based compensation expense	186	260
Depreciation and amortization	182	113
Unrealized (gain) loss on warrant derivative	(14)	25
Amortization of long-term client agreement	62	62
Client administration fee expense related to warrants	50	28
Deferred income taxes	6	—
Changes in operating assets and liabilities:
Accounts receivable	319	(385)
Prepaid expenses and other assets	38	(41)
Accounts payable and accrued liabilities	(123)	(122)
Due to service providers	(1,658)	(168)
Net cash provided by (used in) operating activities	(951)	51

Cash flows from investing activities:
Investment in software development costs	(127)	(114)
Additions to property and equipment	(139)	(171)
Net cash used in investing activities	(266)	(285)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	—	2

Net decrease in cash and cash equivalents	(1,217)	(232)
Cash and cash equivalents at beginning of period	11,868	10,578

Cash and cash equivalents at end of period	$10,651	$10,346

Supplemental cash flow information:
Cash paid for taxes	$40	$—

Supplemental non-cash financing activity:
Income tax withholdings on exercise of equity incentives	$19	$—

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tables in thousands, except per share data)

(1)	Description of Business and Basis of Presentation

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s clients are national, regional and local health plans, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), that engage the Company to provide them with a complete outsourced solution designed to manage each payor’s obligations to its covered persons.  The Company offers payors this solution by:

•
lowering our payors’ ancillary care costs throughout our network of high quality, cost effective ancillary service providers that we have under contract at more favorable terms than our payors could generally obtain on their own;

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s covered persons for covered services;

•	providing payors with claims management, reporting, and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor specific provider networks; and

•	credentialing network service providers for inclusion in the payor specific provider networks.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2010 and December 31, 2009 and operating result amounts are for the three months ended March 31, 2010 and 2009, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 26, 2010.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three months ended March 31, 2010, its net revenues would have been approximately $4.0 million.  For the three months ended March 31, 2009, its net revenues would have been approximately $4.1 million.

During the three months ended March 31, 2010 and 2009, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	As of March 31, 2010	Three months ended March 31, 2010		As of March 31, 2009	Three months ended March 31, 2009
	Accounts		% of Total	Accounts		% of Total
	receivable	Revenue	Revenues	receivable	Revenue	Revenues
Client A	$3,648	$7,007	49%	$3,289	$8,738	54%
Client B	2,166	4,966	34%	2,335	6,446	40%
Others	1,341	2,458	17%	549	872	6%
	$7,155	$14,431	100%	$6,173	$16,056	100%

(3)	Earnings (Loss) Per Share

The following table details the reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share (amounts in thousands except per share amounts):

	Three months ended
	March 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income for basic earnings per share	$1	$279
Less:
Gain on warrant derivative liability	14	—

Net income (loss) for diluted earnings per share	(13)	279
Denominator:
Weighted-average basic common shares outstanding	16,203	15,418
Assumed conversion of dilutive securities:
Stock options	—	1,051
Stock warrants	—	1,818
Restricted Stock Units	—	-
Potentially dilutive common shares	—	2,869

Denominator for diluted earnings
per share - Adjusted weighted-average shares	16,203	18,287
Earnings (loss) per common share:
Basic	$0.00	$0.02
Diluted	$(0.00)	$0.02

For purposes of this calculation, outstanding stock options, stock warrants, and restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three months ended March 31, 2010, options to purchase approximately 2.2 million shares of common stock, warrants to purchase approximately 956,000 shares of common stock, and approximately 88,000 restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

(4)	Significant Client Agreements

On December 31, 2008, we entered into an amendment (the “Amendment”) to our Provider Service Agreement with one of our significant clients.  The purpose of the Amendment is, among other things, to facilitate and accelerate the integration into the Company’s business model of one of the client’s affiliates, adjust the administrative fees outlined in the previous amendment, define and clarify the exclusivity and levels of cooperation contemplated by the previous amendments, and extend the partnership between the Company and the client and the duration of their Provider Service Agreement to December 31, 2012.  Under a strategic contracting plan that the Amendment requires the parties to develop, the Company will be the exclusive outsourced ancillary contracting and network management provider for the client’s group health clients and any third party administrators.

As part of the Amendment, the Company agreed to pay to the client $1.0 million for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.  The payment was made in April 2009.  The Company will continue to pay a service fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company has recognized the $1.0 million fee as a prepaid expense which will be amortized over the term of the agreement.  During the three months ended March 31, 2010, we recorded amortization related to the agreement of $62,500.  At March 31, 2010, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $437,500 balance was classified as a long-term other asset at March 31, 2010.

(5)	Stock Warrants

On January 22, 2010, Series A warrants to purchase approximately 872,000 shares of the Company’s common stock were exercised, through a cashless net exercise.  727,498 shares of common stock were issued as a result of the exercise. The exercise price of the warrants was $0.40 per share.

The outstanding Series B warrants to purchase 631,000 shares of common stock are set to expire August 9, 2010.  The exercise price of the warrants is $0.49 per share.

(6)	Warrant Derivative

The warrant derivative liability recorded at fair value in the balance sheet as of March 31, 2010 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the warrant derivative liability measured at fair value on a recurring basis as of the dates presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (amounts in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2010	$4	$—	$—	$4
December 31, 2009	18	—	—	18

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  We calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During the three months ended March 31, 2010 and 2009, we recorded an unrealized gain (loss) on warrant derivative of approximately $14,000 and ($25,000) related to the change in fair value of the warrants.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	March 31,	December 31,
	2010	2009
Exercise price	$5.50	$5.50
Expected volatility	71.4%	68.9%
Expected life (years)	0.9	1.2
Risk free interest rate	0.4%	0.6%
Forfeiture rate	—	—
Dividend rate	—	—

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months periods presented:

($ in thousands)	2010	2009
Balance as of January 1	$18	$374
Sales of warrant derivative	—	25
Unrealized gains related to the change in fair value	(14)	(25)
Balance as of March 31	$4	$374

In addition, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.

(7)	Income Taxes

The effective income tax rates for the three months ended March 31, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

(8)	Recent Accounting Pronouncements

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

(9)	Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events.  No events have occurred that required disclosure.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, changes in national health care policy, regulation, and/or reimbursement, general economic conditions (including the recent economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition, the Company’s inability to attract or maintain providers or clients or achieve its financial results, the Company’s inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2010 and its financial condition at March 31, 2010.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

American CareSource Holdings, Inc. (the “Company”, “ACS”, “we”, “us”, or “our”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers. The Company’s customers include self-insured employers, indemnity insurers, PPOs, HMOs, third-party administrators and federal and local governments that engage the Company to provide them with a complete outsourced solutions designed to manage each customer’s obligations to its covered persons.  The Company offers its customers this solution by executing the following:

•
lowering our payors’ ancillary care costs throughout our network of high quality, cost effective providers that we have under contract at more favorable terms than our payors could generally obtain on their own;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, the resulting contribution margins, amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended March 31:

	First Quarter
			Change
($ in thousands)	2010	2009	$	%
Net revenues	$14,431	$16,056	$(1,625)	(10%)

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured.  The decrease in revenue for the three months ended March 31, 2010 as compared to the same period in 2009 was due primarily to a 16% decline in billed claims volume from our two significant clients.  This drop in claims volume resulted in a $3.2 million, or 21%, decline in revenues from the two clients in the first quarter compared to the corresponding prior year quarter.  The declines were partially offset by a 300% increase in claims volume from all other client accounts, or a net increase in revenues from such clients of $1.6 million compared to the first quarter of 2009.  Those accounts were primarily new clients that were added during 2009.  The following table details the change in client accounts for the periods presented:

	Revenue				Billed Claims Volume
	First Quarter		Change		First Quarter		Change
(in thousands)	2010	2009	$	%	2010	2009	Claims	%
Client A	$7,007	$8,738	$(1,731)	(20%)	33	36	(3)	(8%)
Client B	4,966	6,446	(1,480)	(23)	29	38	(9)	(24)
All other clients	2,458	872	1,586	182	24	6	18	300
Total	$14,431	$16,056	$(1,625)	(10%)	86	80	6	8%

Revenues and claims volume from our legacy clients, primarily our two significant clients, declined due to the impact of macro-economic factors and continued reduction in covered lives.  For the three months ended March 31, 2010, revenues from our other client relationships (which were added primarily in 2009) increased compared to the corresponding prior year quarter due to the progression and development of those relationships, which resulted in an increased number of payors and increased claims volume.  We enhance those relationships through focused efforts to add ancillary service providers that will be more attractive to our clients’ base of lives and through programs to educate our client payors so that they may fully utilize our network.  Clients added during 2009 contributed an incremental $1.7 million for the three months ended March 31, 2010, as compared to the prior year period.  In addition, clients added in the first quarter of 2010 contributed an incremental $265,000 for the period.  The increases are also a direct result of a concentrated effort to diversify our revenue base.  For the three months ended March 31, 2010, our two significant clients accounted for 83% of our net revenues as compared to 94% for the same period in 2009.

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

In addition, during the three months ended March 31, 2010, the number of billed claims increased approximately 8% compared to the corresponding prior year period.  The increase in claim volume was driven by the expansion of existing client relationships, as described above, new clients implemented during 2009 and the first quarter of 2010, as well as through expansion of our network of service providers.

Revenue per claim declined for the period presented due to lower than estimated collection rates related to a client that was implemented in 2009 that offers limited benefits, and the change in mix of provider specialties driving our claim volume during the first three months of 2010.  We entered into a relationship with a new client in April 2009 that offers limited benefits and carries a lower collection rate.  While we had no revenue from that client in the first quarter of 2009, it accounted for 8% of our revenue in the first quarter of 2010.  In addition, we experienced accelerated growth in categories such as rehabilitation services and chiropractic services with lower average revenue per claim while other higher average revenue per claim categories such as dialysis services declined during the period presented.  This decline in average revenue per claim was offset somewhat by an increase in claims from the diagnostic imaging services category.  Revenues from the diagnostic imaging services increased as a percent of total revenue during the first quarter 2010 as compared to the corresponding prior year period as a result of an increased focus on the specialty facilitated by our relationship with a third-party national imaging network.

Revenue per claim can vary significantly depending upon factors including the types of services consumed by clients members, the quantity of services delivered, client negotiated pricing, provider negotiated service rates, the rate of collections based upon the client and members financial responsibility and other factors.  The following table provides information with respect to claims processed, claims billed and the associated revenue per claim metrics for the periods ended March 31:

	Three months ended
(in thousands, except per claim data)	2010	2009
Claims processed	105	90
Claims billed	86	80

Revenue per processed claim	$137	$178
Revenue per billed claim	168	201

Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the components of our cost of revenues, for the three months ended March 31:

	First Quarter
					Change
		% of		% of
($ in thousands)	2010	revenues	2009	revenues	$	%
Provider payments	$10,474	72.6%	$11,936	74.3%	$(1,462)	(12%)
Administrative fees	707	4.9	815	5.1	(108)	(13)
Claims administration and provider development	1,220	8.5	1,005	6.3	215	22
Total cost of revenues	$12,401	86.0%	$13,756	85.7%	$(1,355)	(10%)

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

Following is an explanation of the changes in the components of costs of revenues in the first quarter of 2010 as compared to the first quarter of 2009:

•
Provider payments.  The 12% decrease in provider payments is consistent with the decline in revenue, primarily related to our two significant clients.  The decrease in provider payments as a percent of net revenues from 74.3% during the three months ended March 31, 2009 to 72.6% during the corresponding period in 2010 is due primarily to the change in the mix of specialties from which we generated revenue, in addition to the improvement in margins in certain specialty categories.  Categories that carry higher margins, such as diagnostic imaging services, rehabilitation services and chiropractic services, were a larger percent of our revenues as compared to the first quarter of 2009, while margins in specialty categories such as dialysis services improved in the three months ended March 31, 2010 compared to the same prior year period.  These category margins are impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category and the mix of providers delivering the services.

•
Administrative fees. Administrative fees decreased due to decreased claim volume.  Administrative fees paid to clients as a percent of net revenues were 4.9% during the first quarter of 2010 and 5.1% during the corresponding period in 2009.  The decrease in administrative fees as a percent of net revenues was due to a shift in revenues to clients that carry lower contracted administrative fee rates.

•
Claims administration and provider development.  Our claims administration organization consists of our operations and information technology groups.  Our operations group is responsible for all aspects of the claims management and processing including billing, quality assurance and collections efforts.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications with the claims management process.  Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network, credentialing new service providers and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors.  The increase in the costs during the three months ended March 31, 2010 compared to the corresponding prior year period is due to investments in our claims administration and provider development organizations.  Wages, incentives and benefits increased due to resource additions.  Headcount as of March 31, 2010 and 2009 were as follows:  Operations -- 21 and 19, respectively; Information Technology -- 13 and 10, respectively; and Provider Development -- 17 and 12, respectively.  The increases in headcount were made to facilitate growth through the enhancement of our network of ancillary care providers, and to grow our claims processing and management capabilities consistent with growth in claims volume.  The following table details the costs within the claims administration and provider development groups for the periods presented:

	First Quarter
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2010	2009	(Decrease)		2010	2009	(Decrease)		2010	2009	(Decrease)
Total wages, incentives and benefits	$671	$533	$138	26%	$410	$308	$102	33%	$1,081	$841	$240	29%
Other	15	(1)	16	nm %	124	165	(41)	(25%)	139	164	(25)	(15%)
	$686	$532	$154	29%	$534	$473	$61	13%	$1,220	$1,005	$215	21%

We monitor the efficiency, effectiveness, and scalability of our claims administration group by evaluating cost per claim.  Cost per claim is calculated by dividing the cost of our claims administration group, which is detailed above, by the number of processed claims for the period.  Following is the cost per claim for the periods presented:

	First Quarter
			Change
($ in thousands except per claim data)	2010	2009	$	%
Cost of claims administration	$686	$532	$154	29%
Processed claims	105	90	15	17
Cost per claim	6.53	5.91	0.62	10

The increase in cost per claim for the three months ended March 31, 2010 compared to the same prior year period is due to less than expected claims volume during the first quarter of 2010, which is consistent with the decline in revenue during the first quarter compared to the prior year.  While we attempt to gain efficiency through process improvements and utilization of technology, cost per claim is impacted by variations in claim volume.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending March 31:

	First Quarter
			Change
	2010	2009	%
Contribution margin percentage	14.0%	14.3%	(0.3)%

Contribution margin percentage is calculated by dividing the difference between net revenues and total cost of revenues by net revenues.  The overall decline in contribution margin percentage was discussed in detail in the preceding comments.  Our contribution margin percentage fluctuates from quarter to quarter due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of our claims administration and provider development organizations and changes in the mix of services we provide and overall pricing pressures which have resulted in lower client rates.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the three months ended March 31:

	First Quarter
			Change
($ in thousands)	2010	2009	$	%
Selling, general and administrative expenses	$1,857	$1,901	$(44)	(2)%
Percentage of total net revenues	12.9%	11.8%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.

For the three months ended March 31, 2010, SG&A expenses include approximately $143,000 of severance costs related to the departure of our former chief financial officer in March 2010.  Excluding those costs, SG&A expenses were approximately $1.7 million, and declined 9.8% compared to the same prior year period.  In addition, excluding the severance charge, SG&A expense was 11.9% of revenue.

The decrease in SG&A (excluding the severance charge described above) in the first quarter of 2010 compared to the same prior year period is due to the following:

•
Salaries, wages and benefits decreased approximately $110,000 due primarily to a decline in headcount in our sales and marketing group.  As of March 31, 2009, we had 10 employees, as compared to seven as of March 31, 2010.  Effective July 31, 2009, we made organizational changes, which included the reorganization of our sales and marketing and client development groups.  As a result, we eliminated the Vice President of Client Development position.  In addition, we decreased our incentive compensation, which is based on our operating results, by 86% during the first quarter 2010, as compared to the same prior year period; and

•
A reduction in our stock-based compensation expense of approximately $113,000 related mainly to the forfeiture of non-vested stock options that were awarded to our former Chairman of the Board of Directors, our former Chief Financial Officer, and our former Senior Vice President of Sales and Marketing.

Selling, general and administrative expenses represent the following costs for the periods presented ending March 31:

	First Quarter
($ in thousands)	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Total wages, commissions, incentives and benefits	$387	$367	$20	5%	$318	$448	$(130)	(29%)	$705	$815	$(110)	(13%)
Professional fees (legal, accounting, marketing and consulting)	290	268	22	8%	118	139	(21)	(15%)	408	407	1	nm %
Stock-based compensation expense	131	244	(113)	(46%)	—	—	—	—%	131	244	(113)	(46%)
Other	354	329	25	8%	116	106	10	9%	470	435	35	8%
Severance costs	143	—	143	100%	—	—	—	—	143	—	143	100%
Total selling, general and administrative expenses	$1,305	$1,208	$97	8%	$552	$693	$(141)	(20%)	$1,857	$1,901	$(44)	(2%)

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending March 31:

	First Quarter		Change
($ in thousands)	2010	2009	$	%
Depreciation	$150	$81	$69	85%
Amortization	32	32	-	nm
Total Depreciation and amortization	$182	$113	$69	61%

The increase in depreciation expense is primarily due to increased capital expenditures during 2009 related to the continued development of our technology infrastructure and facility improvements to accommodate our increase in headcount during 2009.

Income Tax Provision

The effective income tax rates for the three months ended March 31, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2010 the Company had working capital of $10.8 million compared to $11.1 million at December 31, 2009.  Our cash and cash equivalents balance decreased to $10.7 million as of March 31, 2010 compared to $11.9 million at December 31, 2009.  The decrease in cash is primarily related to the decline in revenue during the first quarter of 2010 as compared to prior periods and the timing of provider payments made during the quarter related to cash received from claims prior to December 31, 2009.

For the three months ended March 31, 2010, operating activities utilized net cash of approximately $951,000, the primary components of which were net income of approximately $1,000, adjusted for non-cash items including: share-based compensation expense of approximately $186,000, depreciation and amortization of approximately $182,000, an unrealized gain on the warrant derivative of approximately $14,000, amortization of the warrant costs of approximately of $50,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $62,000, and a decrease in deferred taxes of approximately $6,000, as well as, a net cash outflow from net operating assets and liabilities of approximately $1.4 million.  The net cash outflow from net operating assets and liabilities was due primarily to a decline in revenue during the first quarter of 2010 as compared to prior periods and the timing of provider payments made during the quarter related to cash received from claims prior to December 31, 2009.

Investing activities during the three months ended March 31, 2010 were comprised of investments in software development of approximately $127,000 and in property and equipment of approximately $139,000.  The software development costs relate primarily to enhancements of our internal billing system, while the increase in property and equipment relates primarily to investments in computer equipment.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities, and during the past two years, earnings, to fund our operations.  We believe our current cash balance of $10.7 million as of March 31, 2010 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2010 and March 31, 2009, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of March 31, 2010 or 2009 or for the periods then ended.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures .  Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting .  Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has concluded that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the last fiscal quarter that have materially affected the Company’s internal controls over financial reporting or are reasonably likely to materially affect internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  During the three months ended March 31, 2010, one of our significant customers, accounting for 34% of our revenues during the three months ended March 31, 2010, merged with a large supplier of independent, network-based cost management solutions.  We will seek to continue our existing relationship with the resulting organization, but we cannot assume that our position with our customer will not be affected.

Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the three months ended March 31, 2010, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

During the three months ended March 31, 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits.

Provisions of the health reform legislation become effective at various dates over the next several years.  The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years.  Possible adverse affects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability, and requirement for us to revise the ways in which we conduct business or risk of loss of business.  In addition, our results of operations, our financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2010, the Company issued 727,498 shares of common stock in connection with the cashless exercise of the remaining Series A warrants.  The exercise price of the warrants was $0.40 per share.

On March 15, 2010, the Company issued 5,038 shares of its common stock related to 7,090 vested restricted stock units granted to officers of the Company in 2009.  The holders of the restricted stock units forfeited the right to acquire 2,052 shares of its common stock to cover income tax withholdings related to the grant.

The share issuances described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuances were each exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as they were transactions by the issuer that did not involve public offerings of securities.

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

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ David S. Boone
David S. Boone
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Vice President of Finance and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2010