Form 10-Q
period 2010-06-30
American Caresource Holdings, Inc.
filed 2010-08-13
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 9, 2010 was 16,391,844.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$16,018	$17,135	$30,449	$33,190
Cost of revenues:
Provider payments	11,748	12,880	22,222	24,815
Administrative fees	921	778	1,628	1,594
Claims administration and provider development	1,188	1,131	2,408	2,136
Total cost of revenues	13,857	14,789	26,258	28,545
Contribution margin	2,161	2,346	4,191	4,645

Selling, general and administrative expenses	1,544	1,981	3,401	3,882
Depreciation and amortization	192	132	374	245
Total operating expenses	1,736	2,113	3,775	4,127

Operating income	425	233	416	518

Other income (expense):
Interest income, net	23	36	45	77
Unrealized gain on warrant derivative	2	278	16	254
Total other income, net	25	314	61	331

Income before income taxes	450	547	477	849
Income tax provision	151	13	177	36
Net income	$299	$534	$300	$813
Earnings per common share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.01	$0.02	$0.03

Basic weighted average common shares outstanding	16,393	15,425	16,299	15,422
Diluted weighted average common shares outstanding	17,120	18,055	17,082	18,171

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)
	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,344	$11,868
Accounts receivable, net	6,675	7,474
Prepaid expenses and other current assets	813	822
Deferred income taxes	138	576
Total current assets	18,970	20,740

Property and equipment, net	1,896	1,762

Other assets:
Deferred income taxes	590	317
Other non-current assets	465	657
Intangible assets, net	1,089	1,153
Goodwill	4,361	4,361
	$27,371	$28,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$5,929	$7,702
Accounts payable and accrued liabilities	1,494	1,980
Total current liabilities	7,423	9,682

Warrant derivative liability	2	18

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized,
none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized;
16,393 and 15,642 shares issued and outstanding in	164	156
2010 and 2009, respectively
Additional paid-in capital	20,953	20,605
Accumulated deficit	(1,171)	(1,471)
Total shareholders' equity	19,946	19,290
	$27,371	$28,990

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	15,642	$156	$20,605	$(1,471)	$19,290
Net income	—	—	—	300	300
Stock-based compensation expense	—	—	375	—	375
Issuance of common stock upon
exercise of restricted stock units	24	1	(20)	—	(19)
Issuance of common stock upon
exercise of stock warrants	727	7	(7)	—	—
Balance at June 30, 2010	16,393	$164	$20,953	$(1,171)	$19,946

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$300	$813
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Stock-based compensation expense	375	617
Depreciation and amortization	374	245
Unrealized gain on warrant derivative	(16)	(254)
Amortization of long-term client agreement	125	125
Client administration fee expense related to warrants	100	56
Deferred income taxes	164	—
Changes in operating assets and liabilities:
Accounts receivable	800	(1,087)
Prepaid expenses and other assets	(89)	(168)
Accounts payable and accrued liabilities	(440)	(1,054)
Due to service providers	(1,773)	786
Net cash provided by (used in) operating activities	(80)	79

Cash flows from investing activities:
Investment in software development costs	(182)	(329)
Additions to property and equipment	(262)	(437)
Net cash used in investing activities	(444)	(766)

Cash flows from financing activities:
Proceeds from exercise of equity incentive awards	—	16
Net cash provided by financing activities	—	16

Net decrease in cash and cash equivalents	(524)	(671)
Cash and cash equivalents at beginning of period	11,868	10,578

Cash and cash equivalents at end of period	$11,344	$9,907

Supplemental cash flow information:
Cash paid for taxes	$122	$55

Supplemental non-cash financing activity:
Income tax withholdings on exercise of equity incentives	$19	$—

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tables in thousands, except per share data)

(1)	Description of Business and Basis of Presentation

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our,”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company’s clients are national, regional and local health plans, which include preferred provider organizations (“PPOs”), third party administrators (“TPAs”), insurance companies, large self-funded organizations and Taft-Hartley union plans (i.e., employee benefit plans that are self-administered under collective bargaining agreements), that engage the Company to provide them with a complete outsourced solution designed to manage each payor’s obligations to its covered lives.  The Company offers payors this solution by:

•
lowering our payors’ ancillary care costs throughout our network of high quality, cost effective ancillary service providers that we have under contract at more favorable terms than our payors could generally obtain on their own;

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s covered lives for covered services;

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2010 and December 31, 2009 and operating results are for the three and six months ended June 30, 2010 and 2009, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 26, 2010.

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

•
The Company has complete discretion in supplier selection.   One of the key factors considered by client payors who engage the Company is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers.  As part of the contractual arrangement between the Company and its client payors, the payors identify their obligations to their respective covered lives and then work with the Company to determine the types of ancillary healthcare services required in order for the payors to meet their obligations.  The Company may select the providers and contract with them to provide services at its discretion.

•
The Company is involved in the determination of product or service specifications.  The Company works with its client payors to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered lives.  In some respects, the Company is customizing the product through its efforts and ability to assemble a comprehensive network of providers for its customers that is tailored to each client payor’s specific needs.  In addition, as part of its claims processing and payment services, the Company works with the client payors, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2010, its net revenues would have been approximately $4.3 million and $8.2 million, respectively.  For the three and six months ended June 30, 2009, its net revenues would have been approximately $4.3 million and $8.4 million, respectively.

During the three and six months ended June 30, 2010 and 2009, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2010					Periods ended June 30, 2009
	As of June					As of June
	30, 2010	Three months		Six months		30, 2009	Three months		Six months
	Accounts		% of Total		% of Total	Accounts		% of Total		% of Total
	Receivable	Revenue	Revenues	Revenue	Revenues	receivable	Revenue	Revenues	Revenue	Revenues
Client A	$3,197	$8,551	53%	$15,557	51%	$3,353	$8,179	48%	$16,917	51%
Client B	1,877	4,334	27%	9,300	31%	2,401	6,851	40%	13,297	40%
Others	1,601	3,133	20%	5,592	18%	1,121	2,105	12%	2,976	9%
	$6,675	$16,018	100%	$30,449	100%	$6,875	$17,135	100%	$33,190	100%

(3)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (amounts in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income for basic earnings per share	$299	$534	$300	$813
Less: Unrealized gain on warrant derivative liability	2	278	16	254
Net income for diluted earnings per share	297	256	284	559
Denominator:

Weighted-average basic common shares outstanding	16,393	15,426	16,299	15,422
Assumed conversion of dilutive securities:
Stock options	262	889	303	970
Stock warrants	465	1,733	480	1,775
Restricted Stock Units	—	7	—	4
Potentially dilutive common shares	727	2,629	783	2,749

Denominator for diluted earnings
per share - Adjusted weighted - average shares	17,120	18,055	17,082	18,171
Earnings per common share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.01	$0.02	$0.03

For purposes of this calculation, outstanding stock options, stock warrants, and restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three and six months ended June 30, 2010, options to purchase approximately 1.8 million shares of common stock, warrants to purchase approximately 325,000 shares of common stock, and approximately 86,000 restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

(4)	Significant Agreements

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

As part of the Amendment, the Company agreed to pay to the client $1.0 million for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.  The payment was made in April 2009.  The Company will continue to pay a service fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company has recognized the $1.0 million fee as a prepaid expense which will be amortized over the term of the agreement.  During the three and six months ended June 30, 2010, we recorded amortization related to the agreement of $62,500 and $125,000 respectively.  At June 30, 2010, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $375,000 balance was classified as a long-term other asset at June 30, 2010.

As of June 30, 2010, an ancillary service provider terminated its agreement with the Company to provide laboratory services in Texas to clients of the Company on an “as needed” basis.  Services provided by the provider accounted for approximately 5.1% of the Company’s revenues for both the three and six months ended June 30, 2010, respectively.

(5)	Stock Warrants

On January 22, 2010, Series A warrants to purchase approximately 872,000 shares of the Company’s common stock were exercised through a cashless net exercise.  Approximately 727,000 shares of common stock were issued as a result of the exercise. The exercise price of the warrants was $0.40 per share.

The outstanding Series B warrants to purchase 631,000 shares of common stock are set to expire August 15, 2010.  The exercise price of the warrants is $0.49 per share.

(6)	Warrant Derivative

The warrant derivative liability recorded at fair value on the balance sheet as of June 30, 2010 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:

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

The following table summarizes the warrant derivative liability measured at fair value on a recurring basis as of the dates presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (amounts in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2010	$2	$—	$—	$2
December 31, 2009	18	—	—	18

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  We calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During the three and six months ended June 30, 2010 we recorded unrealized gains on warrant derivatives of approximately $2,000 and $16,000, respectively, related to the change in fair value of the warrants.  During the three and six months ended June 30, 2009 we recorded unrealized gains on warrant derivatives of approximately $278,000 and $254,000, respectively, related to the change in fair value of the warrants.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	June 30,	December 31,
	2010	2009
Exercise price	$5.50	$5.50
Expected volatility	68.8%	68.9%
Expected life (years)	0.7	1.2
Risk free interest rate	0.3%	0.6%
Forfeiture rate	—	—
Dividend rate	—	—

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six month period ended June 30, 2010:

($ in thousands)	2010	2009
Balance as of January 1	$18	$374
Sales of warrant derivative	—	(32)
Unrealized gains related to the change in fair value	(16)	(254)
Balance as of June 30	$2	$88

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

The effective income tax rates for the three and six months ended June 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2010 and its financial condition at June 30, 2010.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

American CareSource Holdings, Inc. (the “Company”, “ACS”, “we”, “us”, or “our”) is an ancillary benefits management company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers. The Company’s customers include self-insured employers, indemnity insurers, PPOs, HMOs, third-party administrators and federal and local governments that engage the Company to provide them with a complete outsourced solutions designed to manage each customer’s obligations to its covered lives.  The Company offers its customers this solution by executing the following:

•
lowering our payors’ ancillary care costs throughout our network of high quality, cost effective providers that we have under contract at more favorable terms than our payors could generally obtain on their own;

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s covered lives for covered services;

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

The Company’s business model, illustrating the relationships among the persons involved, directly or indirectly, in the Company’s business and its generation of revenue and expenses is depicted below:

Our clients route healthcare claims to us after a service has been performed by participant providers in our network.  We process those claims and charge the client/payor according to its contractual rate for the services according to our contract with the client/payor.  In processing the claim, we are paid directly by the client or the insurer for the service.  We then pay the provider of service according to its contractual rate.  We assume the risk of generating positive margin, the difference between the payment we receive for the service and the amount we are obligated to pay the original provider of service or member of its proprietary network.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Net revenues	$16,018	$17,135	$(1,117)	(7%)	$30,449	$33,190	$(2,741)	(8%)

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured.  The decrease in revenue for the three months ended June 30, 2010 as compared to the same period in 2009 was due primarily to an 18% and 33% decline in billed claims volume from our two significant clients, respectively.  Claims volume declined due to the following factors:

•	Loss of covered lives and payor groups due to macroeconomic factors;
•	Stronger presence of larger carriers in the market;
•	Loss of key relationship with a national laboratory services provider in the third quarter of 2009; and
•	Transition status of one of our key accounts related to a business combination.

The drop in claims volume resulted in a net $2.1 million, or 14%, decline in revenues from the two clients in the second quarter compared to the corresponding prior year quarter.  Revenue from one of our significant clients increased slightly despite the decline in claims volume due to the mix of specialties from that client.  The net decline was partially offset by $1.1 million of revenue generated from six new clients implemented in 2010 and a movement in the mix of provider specialties that generate revenue away from lower revenue-per-claim services compared to the second quarter of 2009.  The following tables detail the change in client accounts for the periods presented:

	Revenue				Billed Claims Volume
	Second Quarter		Change		Second Quarter		Change
(in thousands)	2010	2009	$	%	2010	2009	Claims	%
Client A	$8,551	$8,179	$372	5%	33	40	(7)	(18%)
Client B	4,334	6,851	(2,517)	(37)	26	39	(13)	(33)
Other clients	2,004	2,105	(101)	(5)	22	22	—	—
Clients implemented in 2010	1,129	—	1,129	nm	4	—	4	nm
Total	$16,018	$17,135	$(1,117)	(7%)	85	101	(16)	(16%)

The decrease in revenue for the six months ended June 30, 2010 as compared to the same period in 2009 was due primarily to a 13% and 27% decline in billed claims volume from our two significant clients, respectively.  The decline in claims volume is due to the factors described above.  The drop in claims volume resulted in a $5.4 million, or 18%, decline in revenues from the two clients in the first half of 2010 compared to the corresponding prior year period.  The declines were partially offset by an incremental $1.2 million of revenue generated from other clients, primarily those implemented in 2009, and $1.4 million from clients implemented during the six months ended June 30, 2010.  Both increases were a direct result of a concentrated effort to diversify and our client base.  The following tables detail the change in client accounts for the periods presented:

	Revenue				Billed Claims Volume
	Six Months		Change		Six Months		Change
(in thousands)	2010	2009	$	%	2010	2009	Claims	%
Client A	$15,557	$16,917	$(1,360)	(8%)	66	76	(10)	(13%)
Client B	9,300	13,297	(3,997)	(30)	56	77	(21)	(27)
Other clients	4,198	2,976	1,222	41	43	28	15	54
Clients implemented in 2010	1,394	—	1,394	nm	6	—	6	nm
Total	$30,449	$33,190	$(2,741)	(8%)	171	181	(10)	(6%)

We attempt to enhance our existing client relationships through focused efforts to recruit and add ancillary service providers that will be more attractive to our clients’ base of lives and secure greater cost savings for our clients, and through programs to educate our client payors so that they may fully utilize our network.

The Company will continue to seek growth in the number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing additional client relationships with middle-market insurance companies, TPAs and other direct payors as its primary sales targets.  In addition, we are targeting service providers that will specifically enhance our network as determined through collaboration with our clients.  The Company believes that this strategy should increase the claims volume the Company can process, as well as expand the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

Revenue per claim increased for the three months ended June 30, 2010 due to the change in mix of provider specialties driving our revenue and claim volume when compared to the prior year period.  Higher revenue per claim categories such as dialysis generated a higher percent of total revenue during the quarter, while lower revenue per claim categories such as laboratory services generated a lower percent of total revenue during the quarter.

Revenue per claim declined 3% for the six months ended June 30, 2010 when compared to the corresponding prior year period.

Revenue per claim can vary significantly depending upon factors including the types of services provided to clients’ members, the quantity of services delivered, client negotiated pricing, provider negotiated service rates, the rate of collections based upon the client and members financial responsibility and other factors.  The following table provides information with respect to claims processed, claims billed and the associated revenue per claim metrics for the periods ended June 30:

	Three months ended		Six months ended
	2010	2009	2010	2009
Claims processed (in thousands)	100	121	205	211

Claims billed (in thousands)	85	101	171	181

Revenue per processed claim	$160	$142	$149	$157

Revenue per billed claim	188	169	178	183

Cost of Revenues and Contribution Margin

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Second Quarter
					Change
		% of		% of
($ in thousands)	2010	revenues	2009	revenues	$	%
Provider payments	$11,748	73.3%	$12,880	75.2%	$(1,132)	(9%)
Administrative fees	921	5.8	778	4.5	143	18
Claims administration and provider development	1,188	7.4	1,131	6.6	57	5
Total cost of revenues	$13,857	86.5%	$14,789	86.3%	$(932)	(6%)

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Six Months
					Change
		% of		% of
($ in thousands)	2010	revenues	2009	revenues	$	%
Provider payments	$22,222	73.0%	$24,815	74.8%	$(2,593)	(10%)
Administrative fees	1,628	5.3	1,594	4.8	34	2
Claims administration and provider development	2,408	7.9	2,136	6.4	272	13
Total cost of revenues	$26,258	86.2%	$28,545	86.0%	$(2,287)	(8%)

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

Following is an explanation of the changes in the components of costs of revenues during the second quarter and first half of 2010 as compared to the same periods in 2009:

Provider payments.  The 9% and 10% decrease in provider payments for the second quarter and first half of 2010, respectively, is consistent with the decline in revenue, primarily related to our two significant clients.  The decrease in provider payments as a percent of net revenues from 75.2% and 74.8% during the three and six months ended June 30, 2009, respectively, to 73.3% and 73.0% during the corresponding periods in 2010, respectively, is due primarily to the change in the mix of specialties from which we generated revenue, in addition to the improvement in margins in certain specialty categories.  Categories that carry higher margins, such as diagnostic imaging services, rehabilitation services and chiropractic services, were a larger percent of our revenues as compared to the second quarter and first half of 2009, while margins in specialty categories such as dialysis services improved in the three and six months ended June 30, 2010 compared to the corresponding prior year periods.  These category margins are impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category and the mix of providers delivering the services.

Administrative fees. Administrative fees increased as a percentage of net revenues due to a shift in revenue to clients with higher contracted administrative fee rates.  Administrative fees paid to clients as a percent of net revenues were 5.8% and 5.3% during the three and six months ended June 30, 2010, respectively, compared to 4.5% and 4.8% during the corresponding periods in 2009, respectively.

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

The following table details the costs within the claims administration and provider development groups for the periods presented:

	Second Quarter
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2010	2009	(Decrease)		2010	2009	(Decrease)		2010	2009	(Decrease)
Total wages, incentives and benefits	$681	$608	$73	12%	$368	$372	$(4)	(1%)	$1,049	$980	$69	7%
Other	29	(24)	53	nm %	110	175	(65)	(37%)	139	151	(12)	(8%)
	$710	$584	$126	22%	$478	$547	$(69)	(13%)	$1,188	$1,131	$57	5%

	Six Months
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2010	2009	(Decrease)		2010	2009	(Decrease)		2010	2009	(Decrease)
Total wages, incentives and benefits	$1,352	$1,142	$210	18%	$778	$680	$98	14%	$2,130	$1,822	$308	17%
Other	44	(24)	68	nm %	234	338	(104)	(31%)	278	314	(36)	(11%)
	$1,396	$1,118	$278	25%	$1,012	$1,018	$(6)	(1%)	$2,408	$2,136	$272	13%

The increase in the costs during the three and six months ended June 30, 2010 compared to the corresponding prior year periods is due to investments in claims administration, primarily in the Information Technology group.  Wages, incentives and benefits increased as a result of the resource additions in claims administration.  Ending headcounts for the periods ended June 30, 2010 and 2009 were as follows:  Operations -- 21 and 20, respectively; Information Technology -- 13 and 10, respectively; and Provider Development -- 12 and 14, respectively.  The increases in headcount were made to increase our Information Technology staff, which maintains and enhances our internal systems.  Such enhancements are primarily focused on providing increased functionality and efficiencies within the claims processing function.  Additions to our Provider Development group were made to facilitate growth through the enhancement of our network of ancillary care providers, which make our network of ancillary service providers more attractive to our existing and prospective clients.  During the three months ended June 30, 2010, the provider development group experienced the turnover of 3 full-time employees.

We monitor the efficiency, effectiveness, and scalability of our claims administration group by evaluating cost per claim.  Cost per claim is calculated by dividing the cost of our claims administration group (which includes the costs associated with our Operations and Information Technology groups), which is detailed above, by the number of processed claims for the period.  Following is the cost per claim for the periods presented:

	Second Quarter				Six Months
			Change				Change
($ in thousands except per claim data)	2010	2009	$	%	2010	2009	$	%
Cost of claims administration	$710	$584	$126	22%	$1,396	$1,118	$278	25%
Processed claims	100	121	(21)	(17%)	205	211	(6)	(3%)
Cost per claim	7.10	4.83	2.27	47%	6.81	5.30	1.51	28%

The increase in cost per claim for the three and six months ended June 30, 2010 compared to the same prior year periods is due to less than expected claims volume during the first half of 2010, which is consistent with the decline in revenue during the first half compared to the prior year, and resource additions in Claims Administration organization, primarily the Information Technology group.  While we attempt to gain efficiency through process improvements and utilization of technology, cost per claim is impacted by variations in claim volume.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending June 30:

	Second Quarter			Six months
			Change			Change
	2010	2009	% pts	2010	2009	% pts
Contribution margin percentage	13.5%	13.7%	(0.2)%	13.8%	14.0%	(0.2)%

Contribution margin percentage is calculated by dividing the difference between net revenues and total cost of revenues by net revenues.  The factors driving the overall decline in contribution margin percentage was discussed in detail above.  Our contribution margin percentage fluctuates from quarter to quarter due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of our claims administration and provider development organizations and changes in the mix of services we provide and overall pricing pressures which have resulted in lower margins.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Selling, general and administrative expenses	$1,544	$1,981	$(437)	(22%)	$3,401	$3,882	$(481)	(12%)
Percentage of total net revenues	9.6%	11.6%			11.2%	11.7%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.

The components of selling, general and administrative expenses are as follows for the periods presented ending June 30:

	Second Quarter
($ in thousands)	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Total wages, commissions, incentives and benefits	$321	$453	$(132)	(29%)	$229	$440	$(211)	(48%)	$550	$893	$(343)	(38%)
Professional fees (legal, accounting, marketing and consulting)	187	173	14	8%	128	116	12	10%	315	289	26	9%
Stock-based compensation expense	148	285	(137)	(48%)	—	—	—	—%	148	285	(137)	(48%)
Other	414	349	65	19%	117	165	(48)	(29%)	531	514	17	3%
Total selling, general and administrative expenses	$1,070	$1,260	$(190)	(15%)	$474	$721	$(247)	(34%)	$1,544	$1,981	$(437)	(22%)

The decrease in SG&A in the second quarter of 2010 compared to the same prior year period is due to the following:

•
Salaries, wages and benefits decreased approximately $343,000 due primarily to a decline in headcount in our sales and marketing group and the departures of our former Senior Vice President of Sales and Marketing and former Chief Financial Officer during the first quarter of 2010.  As of June 30, 2009, we had 10 employees in Sales and Marketing, as compared to 5 as of June 30, 2010.  Effective July 31, 2009, we made organizational changes, which included the reorganization of our sales and marketing and client development groups.  As a result, we eliminated the Vice President of Client Development position.  In addition, charges related to our executive incentive plan, which is based on our operating results, declined by 89% when comparing the three months ended June 30, 2010 to the same prior year period; and

•
A reduction in our stock-based compensation expense of approximately $137,000 related mainly to the forfeiture of non-vested equity incentive awards that were awarded to our former Chairman of the Board of Directors, our former Chief Financial Officer, and our former Senior Vice President of Sales and Marketing.

The components of selling, general and administrative expenses are as follows for the periods presented ending June 30:

	Six Months
($ in thousands)	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Total wages, commissions, incentives and benefits	$708	$823	$(115)	(14%)	$547	$863	$(316)	(37%)	$1,255	$1,686	$(431)	(26%)
Professional fees (legal, accounting, marketing and consulting)	476	442	34	8%	246	255	(9)	(4%)	722	697	25	4%
Stock-based compensation expense	279	528	(249)	(47%)	—	—	—	—%	279	528	(249)	(47%)
Other	769	678	91	13%	233	293	(60)	(20%)	1,002	971	31	3%
Severance costs	143	—	143	100%	—	—	—	—	143	—	143	100%
Total selling, general and administrative expenses	$2,375	$2,471	$(96)	(4%)	$1,026	$1,411	$(385)	(27%)	$3,401	$3,882	$(481)	(12%)

For the six months ended June 30, 2010, SG&A expenses include approximately $143,000 of severance costs related to the departure of our former Chief Financial Officer in March 2010.  Excluding those costs, SG&A expenses were approximately $3.3 million, and declined 16% compared to the same prior year period.  In addition, excluding the severance charge, SG&A expense was 10.7% of revenue, while with the severance charge, SG&A expense was 11.2% of revenue.

The decrease in SG&A (excluding the severance charge described above) in the first half of 2010 compared to the same prior year period is due to the following:

•
Salaries, wages and benefits decreased approximately $431,000 due primarily to a decline in headcount in our sales and marketing group and the departures of our former Senior Vice President of Sales and Marketing and former Chief Financial Officer during the first quarter of 2010.  As of June 30, 2009, we had 10 employees in Sales and Marketing, as compared to 5 as of June 30, 2010.  Effective July 31, 2009, we made organizational changes, which included the reorganization of our sales and marketing and client development groups.  As a result, we eliminated the Vice President of Client Development position.  In addition, charges related to our executive incentive plan, which is based on our operating results, declined by 88% when comparing the first half of 2010 to the same prior year period; and

•
A reduction in our stock-based compensation expense of approximately $249,000 related mainly to the forfeiture of non-vested equity incentive awards that were awarded to our former Chairman of the Board of Directors, our former Chief Financial Officer, and our former Senior Vice President of Sales and Marketing.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Depreciation	$160	$100	$60	60%	$310	$181	$129	71%
Amortization	32	32	—	nm	64	64	—	nm
Total Depreciation and amortization	$192	$132	$60	45%	$374	$245	$129	53%

The increase in depreciation expense is primarily due to increased capital expenditures during 2009 related to the continued development of our technology infrastructure and facility improvements to accommodate our increase in headcount during 2009.

Income Tax Provision

The effective income tax rates for the three and six months ended June 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2010 the Company had working capital of $11.5 million compared to $11.1 million at December 31, 2009.  Our cash and cash equivalents balance decreased to $11.3 million as of June 30, 2010 compared to $11.9 million at December 31, 2009.  The decrease in cash is primarily related to the decline in revenue during the first half of 2010 as compared to prior periods and investments in software development and property and equipment.

For the six months ended June 30, 2010, operating activities utilized net cash of approximately $80,000, the primary components of which were net income of approximately $347,000, adjusted for non-cash items including: share-based compensation expense of approximately $375,000, depreciation and amortization of approximately $374,000, an unrealized gain on the warrant derivative of approximately $16,000, amortization of the warrant costs of approximately of $100,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $125,000, and a decrease in deferred taxes of approximately $164,000, as well as, a net cash outflow from net operating assets and liabilities of approximately $1.5 million.  The net cash outflow from net operating assets and liabilities was due primarily to a decline in revenue during the first half of 2010 as compared to prior periods, the timing of payments made to us by our clients, and the timing of provider payments made during the six months related to cash received from claims prior to December 31, 2009.

Investing activities during the six months ended June 30, 2010 were comprised of investments in software development of approximately $182,000 and in property and equipment of approximately $262,000.  The software development costs relate primarily to enhancements of our internal billing system, while the increase in property and equipment relates primarily to investments in computer equipment.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities, and during the past two years, earnings, to fund our operations.  We believe our current cash balance of $11.3 million as of June 30, 2010 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended June 30, 2010 and June 30, 2009, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2010 or 2009 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  During the six months ended June 30, 2010, one of our significant customers, accounting for 27% and 31% of our revenues during the three and six months ended June 30, 2010, respectively, merged with a large supplier of independent, network-based cost management solutions.  We will seek to continue our existing relationship with the resulting organization, but we cannot assume that our position with our customer will not be affected.  In addition, our business is also subject to the effects of changes in our provider base.  Although we have very limited concentration of providers, Clinical Pathology Laboratories, Inc., one of our laboratory specialty providers, accounting for approximately 5.1% of our revenues during the six months ended June 30, 2010, terminated its relationship with us effective June 30, 2010.

Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the six months ended June 30, 2010, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

During the six months ended June 30, 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits.

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

On March 15, 2010, the Company issued 5,038 shares of its common stock related to 7,090 vested restricted stock units granted to officers of the Company in 2009.  The holders of the restricted stock units forfeited the right to acquire 2,052 share of its common stock to cover income tax withholdings related to the grant.

The share issuances described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuances were each exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, as they were transactions by the issuer that did not involve public offerings of securities and involved conversions of awards to people no longer employed by the Company.

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
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2010