Form 10-Q
period 2010-09-30
American Caresource Holdings, Inc.
filed 2010-11-12
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on November 8, 2010 was 16,922,042.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	$14,823	$18,235	$45,272	$51,425
Cost of revenues:
Provider payments	11,129	13,800	33,351	38,670
Administrative fees	799	963	2,552	2,682
Claims administration and provider development	1,189	1,178	3,597	3,259
Total cost of revenues	13,117	15,941	39,500	44,611
Contribution margin	1,706	2,294	5,772	6,814

Selling, general and administrative expenses	1,446	1,980	4,722	5,735
Depreciation and amortization	197	155	571	401
Total operating expenses	1,643	2,135	5,293	6,136

Operating income	63	159	479	678

Other income (expense):
Interest income, net	22	31	67	107
Unrealized gain (loss) on warrant derivative	2	(22)	18	232
Total other income, net	24	9	85	339

Income before income taxes	87	168	564	1,017
Income tax provision	43	21	220	57
Net income	$44	$147	$344	$960
Earnings per common share:
Basic	$0.00	$0.01	$0.02	$0.06
Diluted	$0.00	$0.01	$0.02	$0.04

Basic weighted average common shares outstanding	16,631	15,432	16,413	15,425
Diluted weighted average common shares outstanding	17,124	17,572	17,169	17,972

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$11,987	$11,868
Accounts receivable, net	6,391	7,474
Prepaid expenses and other current assets	718	822
Deferred income taxes	143	576
Total current assets	19,239	20,740

Property and equipment, net	1,853	1,762

Other assets:
Deferred income taxes	557	317
Other non-current assets	402	657
Intangible assets, net	1,057	1,153
Goodwill	4,361	4,361
	$27,469	$28,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$5,389	$7,702
Accounts payable and accrued liabilities	1,701	1,980
Total current liabilities	7,090	9,682

Warrant derivative liability	—	18

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 16,922 and 15,642 shares issued and outstanding in 2010 and 2009, respectively	169	156
Additional paid-in capital	21,337	20,605
Accumulated deficit	(1,127)	(1,471)
Total shareholders' equity	20,379	19,290
	$27,469	$28,990

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	15,642	$156	$20,605	$(1,471)	$19,290
Net income	—	—	—	344	344
Stock-based compensation expense	—	—	606	—	606
Issuance of common stock upon exercise of restricted stock units	23	1	(19)	—	(18)
Issuance of common stock upon exercise of stock warrants	1,257	12	145	—	157
Balance at September 30, 2010	16,922	$169	$21,337	$(1,127)	$20,379

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$344	$960
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation expense	606	1,026
Depreciation and amortization	571	401
Unrealized gain on warrant derivative	(18)	(232)
Amortization of long-term client agreement	187	188
Client administration fee expense related to warrants	150	106
Deferred income taxes	193	—
Changes in operating assets and liabilities:
Accounts receivable	1,083	(1,420)
Prepaid expenses and other assets	22	(125)
Accounts payable and accrued liabilities	(298)	(1,001)
Due to service providers	(2,313)	902
Net cash provided by operating activities	527	805

Cash flows from investing activities:
Investment in software development costs	(283)	(464)
Additions to property and equipment	(282)	(593)
Net cash used in investing activities	(565)	(1,057)

Cash flows from financing activities:
Proceeds from exercise of equity warrants	157	13
Proceeds from exercise of equity incentive awards	—	3
Net cash provided by financing activities	157	16

Net increase (decrease) in cash and cash equivalents	119	(236)
Cash and cash equivalents at beginning of period	11,868	10,578

Cash and cash equivalents at end of period	$11,987	$10,342

Supplemental cash flow information:
Cash paid for taxes	$134	$—

Supplemental non-cash financing activity:
Warrants issued as payment of client administrative fees	—	311
Income tax withholdings on exercise of equity incentives	$19	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2010 and December 31, 2009 and operating results are for the three and nine months ended September 30, 2010 and 2009, and include all normal and recurring adjustments that we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 26, 2010.

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

Prior year operating results amounts have been reclassified to conform with the current year presentation.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2010, its net revenues would have been approximately $3.7 million and $11.9 million, respectively.  For the three and nine months ended September 30, 2009, its net revenues would have been approximately $4.4 million and $12.8 million, respectively.

During the three and nine months ended September 30, 2010 and 2009, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended September 30, 2010					Periods ended September 30, 2009
	As of September 30, 2010	Three months		Nine months		As of September 30, 2009	Three months		Nine months
	Accounts Recievable	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Accounts Recievable	Revenue	% of Total Revenues	Revenue	% of Total Revenues

Client A	$2,747	$6,708	45%	$22,265	49%	$3,257	$8,910	49%	$25,827	50%
Client B	1,789	3,889	26%	13,189	29%	2,870	6,417	35%	19,714	38%
Others	1,855	4,226	29%	9,818	22%	1,145	2,908	16%	5,884	12%
	$6,391	$14,823	100%	$45,272	100%	$7,272	$18,235	100%	$51,425	100%

(3)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (amounts in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income for basic earnings per share	$44	$147	$344	$960
Less:
Unrealized gain on warrant derivative liability	2	—	18	232
Net income for diluted earnings per share	42	147	326	728
Denominator:

Weighted-average basic common shares outstanding	16,631	15,432	16,413	15,425
Assumed conversion of dilutive securities:
Stock options	239	545	282	829
Stock warrants	254	1,595	474	1,716
Restricted Stock Units	—	—	—	2
Potentially dilutive common shares	493	2,140	756	2,547

Denominator for diluted earnings per share - Adjusted weighted - average shares	17,124	17,572	17,169	17,972
Earnings per common share:
Basic	$0.00	$0.01	$0.02	$0.06
Diluted	$0.00	$0.01	$0.02	$0.04

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three and nine months ended September 30, 2010, options to purchase approximately 1.9 million shares of common stock, warrants to purchase approximately 325,000 shares of common stock, and approximately 57,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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

As part of the Amendment, the Company agreed to pay to the client $1.0 million for costs incurred in connection with the integration of and access to the Company’s network by members of the affiliate’s network, including, but not limited to, costs associated with salaries, benefits, and third party contracts.  The payment was made in April 2009.  The Company will continue to pay an administrative fee to the client designed to reimburse and compensate for the work that it is required to perform to support the Company’s program.  The Company recognized the $1.0 million fee as a prepaid expense and is amortizing it over the term of the agreement as an administrative fee.  During the three and nine months ended September 30, 2010, we recorded amortization related to the agreement of $62,500 and $187,500 respectively.  At September 30, 2010, $250,000 was classified as a current asset on the consolidated balance sheet representing the amount to be amortized during the subsequent twelve-month period.  The remaining $312,500 balance was classified as a long-term other asset at September 30, 2010.

During the nine months ended September 30, 2010, one of our significant customers, accounting for 26% and 29% of our revenues during the three and nine months ended September 30, 2010, respectively, merged with a large supplier of independent, network-based cost management solutions. The contract with the customer expires on May 21, 2011 and will automatically renew for successive one-year terms unless either party delivers written notice of non-renewal at least ninety days prior to expiration.

During the nine months ended September 30, 2010, an ancillary service provider terminated its agreement with the Company to provide laboratory services in Texas to clients of the Company on an “as needed” basis.  Services provided by the provider accounted for approximately 4.2% of the Company’s revenues for the nine months ended September 30, 2010.

(5)	Stock Warrants

On January 22, 2010, Series A warrants to purchase approximately 872,000 shares of the Company’s common stock were exercised through a cashless net exercise.  Approximately 727,000 shares of common stock were issued as a result of the exercise. The exercise price of the warrants was $0.40 per share.

On August 15, 2010, Series B warrants to purchase approximately 631,000 shares of the Company’s common stock were exercised.  Warrants to purchase approximately 320,000 shares of common stock were exercised through a cash exercise, generating approximately $157,000 of cash proceeds. Warrants to purchase approximately 311,000 shares of common stock were exercised through a cashless net exercise. Approximately 210,000 shares of common stock were issued as a result of the cashless exercise. The exercise price of the warrants was $0.49 per share.

As of September 30, 2010, we have the following warrants to purchase shares of common stock outstanding:

Series C warrants to purchase approximately 100,000 shares of common stock expiring February 17, 2011 with an exercise price of $5.50.

Series D warrants to purchase approximately 225,000 shares of common stock expiring May 20, 2012 with an exercise price of $1.84.

(6)	Warrant Derivative

The warrant derivative liability recorded at fair value on the balance sheet as of September 30, 2010 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:

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

The following table summarizes the warrant derivative liability measured at fair value on a recurring basis as of the dates presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (amounts in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2010	$—	$—	$—	$—
December 31, 2009	18	—	—	18

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  We calculated the fair value of the warrants using the Black–Scholes–Merton valuation model.  During the three and nine months ended September 30, 2010 we recorded unrealized gains on warrant derivatives of approximately $2,000 and $18,000, respectively, related to the change in fair value of the warrants.  During the three and nine months ended September 30, 2009 we recorded an unrealized loss of approximately $22,000 and an unrealized gain on warrant derivatives of approximately $232,000, respectively, related to the change in fair value of the warrants.

The assumptions used in the Black-Scholes-Merton valuation model were as follows:

	September 30, 2010	December 31, 2009
Exercise price	$5.50	$5.50
Expected volatility	56.8%	68.9%
Expected life (years)	0.45	1.2
Risk free interest rate	0.18%	0.6%
Forfeiture rate	—	—
Dividend rate	—	—

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the nine month period ended September 30, 2010:

($ in thousands)	2010	2009
Balance as of January 1	$18	$374
Sales of warrant derivative	—	(32)
Unrealized gains related to the change in fair value	(18)	(232)
Balance as of September 30	$—	$110

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

(7)	Software Development Costs

In accordance with FASB ASC 350-40-25, the Company capitalizes costs associated with internal-use software during the application development stage. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized costs are amortized using the straight-line method over the useful life of the software, which is typically five years.
During the three and nine months ended September 30, 2010 and September 30, 2009, the Company capitalized costs related to enhancements to its internal information technology claims management applications. The applications were originally developed in 2005 and from time to time, the Company will enhance the functionality and reporting capabilities of the applications. The enhancements are typically developed by the Company's internal information technology group. Periodically, third-party consultants will be utilized to perform the development. For internal resources, the Company capitalizes salary and related benefits, while it capitalizes the cost of external consultants.
During the three and nine months ended September 30, 2010, the Company capitalized approximately $101,000 and $283,000, respectively, compared to $135,000 and $464,000 for the corresponding prior year periods, respectively.

(8)	Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

(9)	Recent Accounting Pronouncements

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

(10)	Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. The following event occurred subsequent to September 30, 2010:

On October 21, 2010 William J. Simpson, Jr. was appointed to the Board of Directors.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2010 and its financial condition at September 30, 2010.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the revenues, net income and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company is seeking growth from increasing its number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing middle-market insurance companies, TPAs and direct payors. The Company continues to derive a significant amount of its revenues from its traditional PPO relationships, but we have shifted our focus and we now aggressively target TPAs and direct payors, which have accounted for a significant portion of the $3.1 million of incremental revenue in 2010. Despite the growth from new clients, we continue to see revenue declines from our two most significant clients, both of which are PPOs. Revenue from the two clients have declined 14% and 33% during the nine months ended September 30, 2010 as compared to the same period in 2009. While our new client additions in 2010 have offset some of these aforementioned declines and will continue to, we cannot be certain that revenue and operating income will not continue to decline further as a result of the loss of business from our two largest clients.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth a comparison of our revenues for the periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Net revenues	$14,823	$18,235	$(3,412)	(19)%	$45,272	$51,425	$(6,153)	(12)%

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured.  The decrease in revenue for the three months ended September 30, 2010 as compared to the same period in 2009 was due primarily to a 33% and 42% decline in billed claims volume from our two significant clients, respectively.  Claims volume declined due to the following factors:

•	Loss of covered lives and payor groups due to the declining US economy, reduction in jobs and macroeconomic factors;

•	Stronger presence of larger carriers in the market;

•	Loss of key relationship with a national laboratory services provider in the third quarter of 2009;

•	Loss of key relationship with a national laboratory services provider in the second quarter of 2010; and

•	Transition status of one of our key accounts related to a business combination.

The drop in claims volume resulted in a net $4.7 million, or 31%, decline in revenues from our two significant clients in the third quarter compared to the corresponding prior year quarter.   The decline was partially offset by $1.8 million of revenue generated from ten new clients implemented in 2010 and a movement in the mix of provider specialties that generate revenue away from lower revenue-per-claim services, partially as a result of losing two key laboratory service providers discussed above, compared to the third quarter of 2009.  The following tables detail the change in client accounts for the periods presented:

	Revenue				Billed Claims Volume
	Third Quarter		Change		Third Quarter		Change
(in thousands)	2010	2009	$	%	2010	2009	Claims	%
Client A	$6,708	$8,910	$(2,202)	(25)%	29	43	(14)	(33)%
Client B	3,889	6,417	(2,528)	(39)%	19	33	(14)	(42)%
Other clients	2,475	2,908	(433)	(15)%	20	25	(5)	(20)%
Clients implemented in 2010	1,751	—	1,751	nm	8	—	8	nm
Total	$14,823	$18,235	$(3,412)	(19)%	76	101	(25)	(25)%

The decrease in revenue for the nine months ended September 30, 2010 as compared to the same period in 2009 was due primarily to a 20% and 31% decline in billed claims volume from our two significant clients, respectively.  The decline in claims volume is due to the factors described above.  The drop in claims volume resulted in a $10.0 million, or 22%, decline in revenues from the two clients in the nine months ended September 30, 2010 compared to the corresponding prior year period.  The declines were partially offset by an incremental $0.8 million of revenue generated from other clients, primarily those implemented in 2009, and $3.1 million from clients implemented during the nine months ended September 30, 2010.  Both increases were a direct result of a concentrated effort to diversify and our client base.  The following tables detail the change in client accounts for the periods presented:

	Revenue				Billed Claims Volume
	Nine Months		Change		Nine Months		Change
(in thousands)	2010	2009	$	%	2010	2009	Claims	%
Client A	$22,265	$25,826	$(3,561)	(14)%	95	119	(24)	(20)%
Client B	13,189	19,714	(6,525)	(33)%	75	109	(34)	(31)%
Other clients	6,673	5,885	788	13%	63	54	9	17%
Clients implemented in 2010	3,145	—	3,145	nm	14	—	14	nm
Total	$45,272	$51,425	$(6,153)	(12)%	247	282	(35)	(12)%

We attempt to enhance our existing client relationships through focused efforts to recruit and add ancillary service providers that will be more attractive to our clients’ base of lives and secure greater cost savings for our clients, and through programs to educate our client payors so that they may fully utilize our network.

The Company is seeking growth from increasing its number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing middle-market insurance companies, TPAs and direct payors. The Company continues to derive a significant amount of its revenues from its traditional PPO relationships, but we have shifted our focus and we now aggressively target TPAs and direct payors, which have accounted for a significant portion of the $3.1 million of incremental revenue in 2010. Despite the growth from new clients, we continue to see revenue declines from our two most significant clients, both of which are PPOs. Revenue from the two clients have declined 14% and 33% during the nine months ended September 30, 2010 as compared to the same period in 2009. While our new client additions in 2010 have offset some of these aforementioned declines and will continue to, we cannot be certain that revenue and operating income will not continue to decline further as a result of the loss of business from our two largest clients.

Revenue per claim increased for the three months ended September 30, 2010 due to the change in mix of provider specialties driving our revenue and claim volume when compared to the prior year period.  Higher revenue per claim categories such as dialysis generated a higher percent of total revenue during the quarter, while lower revenue per claim categories such as laboratory services generated a lower percent of total revenue during the quarter.

Revenue per claim for the nine months ended September 30, 2010 was flat when compared to the corresponding prior year period.

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

	Three months ended		Nine months ended
	2010	2009	2010	2009
Claims processed (in thousands)	111	117	315	329

Claims billed (in thousands)	76	101	247	282

Revenue per billed claim	195	181	183	182

Cost of Revenues and Contribution Margin

The following tables set forth a comparison of the components of our cost of revenues, for the periods presented ended September 30:

	Third Quarter
					Change
($ in thousands)	2010	% of revenues	2009	% of revenues	$	%
Provider payments	$11,129	75.1%	$13,800	75.7%	$(2,671)	(19)%
Administrative fees	799	5.4%	963	5.3%	(164)	(17)%
Claims administration and provider development	1,189	8.0%	1,178	6.5%	11	1%
Total cost of revenues	$13,117	88.5%	$15,941	87.5%	$(2,824)	(18)%

	Nine Months
					Change
($ in thousands)	2010	% of revenues	2009	% of revenues	$	%
Provider payments	$33,351	73.7%	$38,670	75.2%	$(5,319)	(14)%
Administrative fees	2,552	5.6%	2,682	5.2%	(130)	(5)%
Claims administration and provider development	3,597	7.9%	3,259	6.3%	338	10%
Total cost of revenues	$39,500	87.2%	$44,611	86.7%	$(5,111)	(11)%

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

Following is an explanation of the changes in the components of costs of revenues during the three and nine months ended September 30, 2010 as compared to the same periods in 2009:

Provider payments.  The 19% and 14% decrease in provider payments for the three and nine months ended September 30, 2010, respectively, is consistent with the decline in revenue, primarily related to our two significant clients.  The decrease in provider payments as a percent of net revenues from 75.7% and 75.2% during the three and nine months ended September 30, 2009, respectively, to 75.1% and 73.7% during the corresponding periods in 2010, respectively, is due primarily to the change in the mix of specialties from which we generated revenue, in addition to the improvement in margins in certain specialty categories.  Categories that carry higher margins, such as dialysis services, diagnostic imaging services, rehabilitation services and durable medical equipment, were a larger percent of our revenues as compared to the third quarter and nine months ended September 30, 2009, while margins in these categories improved in the three and nine months ended September 30, 2010 compared to the corresponding prior year periods.  These category margins are impacted by the execution of new provider agreements, pricing for associated services on recently implemented and existing client contracts, the mix of services delivered in each category and the mix of providers delivering the services.

Administrative fees.  Administrative fees paid to clients as a percent of net revenues were flat at 5.4% and 5.6% during the three and nine months ended September 30, 2010, respectively, compared to 5.3% and 5.2% during the corresponding periods in 2009, respectively.

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

The following table details the costs within the claims administration and provider development groups for the periods presented:

	Third Quarter
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2010	2009	(Decrease)		2010	2009	(Decrease)		2010	2009	(Decrease)
Total wages, incentives and benefits	$719	$602	$117	19%	$307	$409	$(102)	(25)%	$1,026	$1,011	$15	1%
Other	31	18	13	nm	132	149	(17)	(11)%	163	167	(4)	(2)%
	$750	$620	$130	21%	$439	$558	$(119)	(21)%	$1,189	$1,178	$11	1%

	Nine Months
	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2010	2009	(Decrease)		2010	2009	(Decrease)		2010	2009	(Decrease)
Total wages, incentives and benefits	$2,071	$1,744	$327	19%	$1,085	$1,089	$(4)	(0)%	$3,156	$2,833	$323	11%
Other	75	(2)	77	nm	366	428	(62)	(14)%	441	426	15	4%
	$2,146	$1,742	$404	23%	$1,451	$1,517	$(66)	(4)%	$3,597	$3,259	$338	10%

The increase in the costs during the three and nine months ended September 30, 2010 compared to the corresponding prior year periods is due to investments in claims administration, primarily in the Information Technology group.  Wages, incentives and benefits increased as a result of the resource additions in claims administration.  Ending headcounts for the periods ended September 30, 2010 and 2009 were as follows:  Operations -- 22 and 20, respectively; Information Technology -- 14 and 10, respectively; and Provider Development -- 11 and 13, respectively.  The increases in headcount were made to increase our Information Technology staff, which maintains and enhances our internal claims processing systems.  Such enhancements are primarily focused on providing increased functionality and efficiencies within the claims processing function.  In addition, during the three months ended September 30, 2010, the provider development group experienced 33% turnover of its full-time employees.

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

	Third Quarter				Nine Months
			Change				Change
($ in thousands except per claim data)	2010	2009	$	%	2010	2009	$	%
Cost of claims administration	$750	$620	$130	21%	$2,146	$1,742	$404	23%
Processed claims	111	117	(6)	(5)%	315	329	(14)	(4)%
Cost per claim	6.76	5.30	1.46	28%	6.81	5.29	1.52	29%

The increase in cost per claim for the three and nine months ended September 30, 2010 compared to the same prior year periods is due to less than expected claims volume during 2010 which is consistent with the decline in revenue compared to the prior year, and resource additions in Claims Administration organization, primarily the Information Technology group.  While we attempt to gain efficiency through process improvements and utilization of technology, cost per claim is impacted by variations in claim volume.

The following table sets forth a comparison of contribution margin percentage for the periods presented ending September 30:

	Third Quarter			Nine months
	2010	2009	Change % pts	2010	2009	Change % pts
Contribution margin percentage	11.5%	12.6%	(1.1)%	12.7%	13.3%	(0.6)%

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

Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented ending September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Selling, general and administrative expenses	$1,446	$1,980	$(534)	(27)%	$4,722	$5,735	$(1,013)	(18)%
Percentage of total net revenues	9.8%	10.9%			10.4%	11.2%

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company.

The components of selling, general and administrative expenses are as follows for the periods presented ending September 30:

	Third Quarter
($ in thousands)	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Total wages, commissions, incentives and benefits	$319	$444	$(125)	(28)%	$186	$362	$(176)	(49)%	$505	$806	$(301)	(37)%
Professional fees (legal, accounting, marketing and consulting)	167	201	(34)	(17)%	59	35	24	69%	226	236	(10)	(4)%
Stock-based compensation expense	197	284	(87)	(31)%	—	—	—	nm	197	284	(87)	(31)%
Other	423	354	69	19%	95	77	18	23%	518	431	87	20%
Severance	—	223	(223)	(100)%	—	—	—	nm	—	223	(223)	(100)%
Total selling, general and administrative expenses	$1,106	$1,506	$(400)	(27)%	$340	$474	$(134)	(28)%	$1,446	$1,980	$(534)	(27)%

 The decrease in SG&A in the third quarter of 2010 compared to the same prior year period is due to the following:

•
Salaries, wages and benefits decreased approximately $301,000 due primarily to the departures of our former Senior Vice President of Sales and Marketing and former Chief Financial Officer during the first quarter of 2010.  Also, effective July 31, 2009, we made organizational changes, which included the reorganization of our sales and marketing and client development groups.  As a result, we eliminated the Vice President of Client Development position resulting in severance of approximately $223,000.  In addition, charges related to our executive incentive plan, which is based on our operating results, declined by 84% when comparing the three months ended September 30, 2010 to the same prior year period; and

•
A reduction in our stock-based compensation expense of approximately $87,000 related mainly to the forfeiture of non-vested equity incentive awards that were awarded to our former Chairman of the Board of Directors, our former Chief Financial Officer, and our former Senior Vice President of Sales and Marketing.

•	Other SG&A expense includes resource based allocations of shared services and common expenses.

The components of selling, general and administrative expenses are as follows for the periods presented ending September 30:

	Nine Months
($ in thousands)	Finance & Administration				Sales & Marketing				Total
Selling, general and administrative expenses	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Total wages, commissions, incentives and benefits	$1,027	$1,258	$(231)	(18)%	$733	$1,301	$(568)	(44)%	$1,760	$2,559	$(799)	(31)%
Professional fees (legal, accounting, marketing and consulting)	644	642	2	0%	180	164	16	10%	824	806	18	2%
Stock-based compensation expense	476	813	(337)	(41)%	—	—	—	nm	476	813	(337)	(41)%
Other	1,208	1,044	164	16%	311	290	21	7%	1,519	1,334	185	14%
Severance costs	143	223	(80)	(36)%	—	—	—	nm	143	223	(80)	(36)%
Total selling, general and administrative expenses	$3,498	$3,980	$(482)	(12)%	$1,224	$1,755	$(531)	(30)%	$4,722	$5,735	$(1,013)	(18)%

For the nine months ended September 30, 2010, SG&A expenses include approximately $143,000 of severance costs related to the departure of our former Chief Financial Officer in March 2010.  For the nine months ended September 30, 2009, SG&A expenses include approximately $223,000 of severance costs related to the departure of our Vice President of Client Development. Excluding those costs, SG&A expenses were approximately $4.6 million and $5.5 million respectively, and declined 17% compared to the same prior year period.  In addition, excluding the severance charges, SG&A expense was 10.1% of revenue for the nine months ended September 30, 2010, while with the severance charge, SG&A expense was 10.4% of revenue. Excluding the severance charges, SG&A expense was 10.7% of revenue for the nine months ended September 30, 2009, while with the severance charge, SG&A expense was 11.2% of revenue.

The decrease in SG&A (excluding the severance charge described above) for the nine months ended September 30, 2010 compared to the same prior year period is due to the following:

•
Salaries, wages and benefits decreased approximately $799,000 due primarily to the departures of our former Senior Vice President of Sales and Marketing and former Chief Financial Officer during the first quarter of 2010.  Also, effective July 31, 2009, we made organizational changes, which included the reorganization of our sales and marketing and client development groups.  In addition, charges related to our executive incentive plan, which is based on our operating results, declined by 85% when comparing the the same prior year period; and

•
A reduction in our stock-based compensation expense of approximately $337,000 related mainly to the forfeiture of non-vested equity incentive awards that were awarded to our former Chairman of the Board of Directors, our former Chief Financial Officer, and our former Senior Vice President of Sales and Marketing.

•	Other SG&A expense includes resource based allocations of shared services and common expenses.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ending September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Depreciation	$165	$123	$60	49%	$475	$305	$129	42%
Amortization	32	32	—	nm	96	96	—	nm
Total Depreciation and amortization	$197	$155	$60	39%	$571	$401	$129	32%

The increase in depreciation expense is primarily due to increased capital expenditures during 2009 related to the continued development of our technology infrastructure and facility improvements to accommodate our increase in headcount during 2009.

Operating Income

Operating income for the three months ended September 30, 2010 and 2009 was $63,000 and $159,000, respectively. For the nine months ended September 30, 2009, operating income was $479,000 and $678,000, respectively. The decline in operating income is the result of lower claims volume and the resulting decline in revenue. The impact of the revenue decline on operating income was offset by the 27% and 18% declines in SG&A expenses for the three and nine months ended September 30, 2010, respectively, as compared to the same prior year periods.

Income Tax Provision

The effective income tax rates for the three and nine months ended September 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and permanent differences.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2010 the Company had working capital of $12.1 million compared to $11.1 million at December 31, 2009.  Our cash and cash equivalents balance increased to $12.0 million as of September 30, 2010 compared to $11.9 million at December 31, 2009.  The increase in cash is primarily related to proceeds received from the exercise of equity warrants during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, operating activities provided net cash of approximately $527,000 , the primary components of which were net income of approximately $344,000, adjusted for non-cash items including: share-based compensation expense of approximately $606,000, depreciation and amortization of approximately $571,000, an unrealized gain on the warrant derivative of approximately $18,000, amortization of the warrant costs of approximately of $150,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $187,000, and a decrease in deferred taxes of approximately $193,000 , as well as, a net cash outflow from net operating assets and liabilities of approximately $1.5 million.  The net cash outflow from net operating assets and liabilities was due primarily to a decline in revenue during the nine months ended September 30, 2010 as compared to prior periods, the timing of payments made to us by our clients, and the timing of provider payments made during the nine months related to cash received from claims prior to December 31, 2009.

Investing activities during the nine months ended September 30, 2010 were comprised of investments in software development of approximately $283,000 and in property and equipment of approximately $282,000.  The software development costs relate primarily to enhancements of our internal billing system, while the increase in property and equipment relates primarily to investments in computer equipment.

Financing activities during the nine months ended September 30, 2010 generated cash of approximately $157,000 related to the cash exercise of Series B warrants to purchase approximately 320,000 shares of common stock. The exercise price of the warrants was $0.49 per share.

Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities, and during the past two years, earnings, to fund our operations.  We believe our current cash balance of $12.0 million as of September 30, 2010 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.  However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended September 30, 2010 and September 30, 2009, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of September 30, 2010 or 2009 or for the periods then ended.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.    OTHER INFORMATION

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  During the nine months ended September 30, 2010, one of our significant customers, accounting for 26% and 29% of our revenues during the three and nine months ended September 30, 2010, respectively, merged with a large supplier of independent, network-based cost management solutions.  The contract with the customer expires on May 21, 2011 and will automatically renew for successive one-year terms unless either party delivers written notice of non-renewal at least ninety days prior to expiration. We expect that revenue from this customer will continue to decline as its business is integrated with its acquiror, and that even if our contract were to be renewed, it would be on a limited basis.  In addition, our business is also subject to the effects of changes in our provider base.  Although we have very limited concentration of providers, Clinical Pathology Laboratories, Inc., one of our laboratory specialty providers in Texas, accounting for approximately 4.2% of the Company’s revenues for the nine months ended September 30, 2010 terminated its relationship with us effective June 30, 2010.

Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

During the nine months ended September 30, 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits.

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

On August 15, 2010, the Company issued 530,198 shares of common stock in connection with the exercise of the remaining Series B warrants, whereby 320,248 shares were issued by utilizing a cash exercise and 209,950 shares were issued under a cashless exercise. The exercise price of the warrants was $0.49 per share.

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

ITEM 6.    Exhibits

Exhibit 10.19 *
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007, and December 20, 2008, respectively.

Exhibit 10.21 *	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries, and Amendment thereto, dated December 31, 2009.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ David S. Boone
David S. Boone
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 12, 2010