Form 10-K/A
period 2010-12-31
American Caresource Holdings, Inc.
filed 2011-05-02
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the Securities Act”). Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act”). Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of American CareSource Holdings, Inc. (the “Company,” the “Registrant,” “ACS,” “we,” “us” or “our”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 18, 2011 (the “Original 10-K”) is being filed for the purposes of:

(i)	including the information required by Part III (Items 10-14) of Form 10-K and

(ii)	including disclosure under Item 9.B. of Form 10-K (Other Information) in lieu of filing a separate Current Report on Form 8-K containing such disclosure in Item 5.02 thereof.

As a result, Part II, Item 9.B. and Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 30, 2011.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K, except as disclosed in Part II, Item 9.B. herein.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by forward-looking words such as may,” will,” expect,” intend”, anticipate,” believe,” estimate” and continue” or similar words and discuss the Company’s plans, objectives and expectations for future operations, including its services, contain projections of the Company’s future operating results or financial condition, and discuss its expectations with respect to the growth in health care costs in the United States, the demand for ancillary benefits management services, and the Company’s competitive advantages, or contain other forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national health care policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the newly-enacted Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including the recent economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition, the Company’s inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including in the Original 10-K.

Do not place undue reliance on these forward-looking statements, which speak only as of the date this document was prepared.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable securities laws and regulations, the Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.  Except as described under “Explanatory Note” above,  this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

PART II

Item 9.B. Other Information.

The Company entered into an employment agreement dated April 29, 2011 with its Chief Financial Officer, Matthew D. Thompson. The information required by Item 5.02(e) of Form 8-K is incorporated herein by reference to “Item 11. Executive Compensation - Compensation Arrangements - Other Employment Agreements - Matthew D. Thompson.” The Company also entered into an employment agreement dated April 29, 2011 with its Chief Operating Officer, William J. Simpson. Information on this agreement is contained in “Item 11. Executive Compensation - Compensation Arrangements - Other Employment Agreements - William J. Simpson.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

ACS’s Board of Directors currently consists of nine directors.

Each Director will continue in office until the next Annual Meeting of Stockholders and until his successor has been duly elected and qualified, or until the earliest of his death, resignation, retirement or removal.  Biographical information regarding each Director is as follows:

Name	Age	Position

Sami S. Abbasi	46	Director

Edward B. Berger	82	Director

David S. Boone	50	Director (President and Chief Executive Officer)

John W. Colloton	80	Director

Kenneth S. George	62	Chairman of the Board of Directors

John N. Hatsopoulos	77	Director

John Pappajohn	82	Director

Derace L. Schaffer, MD	63	Director

William J. Simpson, Jr.	62	Director (Chief Operating Officer)

There are no familial relationships among our directors and/or executive officers.

Sami S. Abbasi, 46.  Mr. Abbasi was appointed to the Board of Directors of American CareSource Holdings on September 4, 2008.   Since 2007, Mr. Abbasi has been Chairman and Chief Executive Officer of National Surgical Care, Inc., and prior to holding that position he served as President and Chief Executive Officer of Radiologix, Inc. from 2004 until 2006.  Previous positions held at Radiologix, Inc. include Executive Vice President and Chief Operating Officer from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer from December 2000 until March 2004.  From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, he was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, he held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi received his M.B.A. from the University of Rochester and his B.A. in Economics from the University of Pennsylvania.  The Board of Directors selected Mr. Abbasi to serve as a director because of his extensive experience in the healthcare, insurance and benefits industries.  In addition, Mr. Abbasi’s background in finance and investment banking will provide leadership and experience in the areas of corporate finance transactions and mergers and acquisitions.

Edward B. Berger, 82.  Mr. Berger has served as a director of American CareSource Holdings since March 2006, as Non-Executive Chairman of the Board beginning March 30, 2007 and as Executive Chairman beginning April 16, 2007 and ending in December 2008.  For the past 25 years, Mr. Berger has been President of Berger Equities, Inc., a real estate investment firm owned by Mr. Berger and his spouse.  Since 2006, Mr. Berger has served as and independent director on the board of ConMed Healthcare Management, Inc., a public company providing correctional facility healthcare services, and is chairman of its audit committee.  Mr. Berger has extensive experience in the healthcare industry, having served as past President and CEO of Palo Verde Hospital, past President and member of the Board of Trustees of Kino Community Hospital, and past member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, Arizona.  Mr. Berger has served on a number of public company boards including Patient InfoSystems, Inc. (now CareGuide, Inc.), Healthcare Acquisition Corp. (now PharmaAthene, Inc.) and Card Systems Solutions, Inc.  Mr. Berger received a Juris Doctorate from New York Law School and a Masters Degree in Education as well as a Bachelor of Arts Degree in History and English from the University of Arizona.  Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College, recent past Chairman of the Desert Angels Inc., an Angel investing group, and retired as Chairman of the MBA Advisory Council, Eller Graduate School of Management, at the University of Arizona.  The Board of Directors selected Mr. Berger to serve as a director because of his extensive experience in the healthcare industry and his service as chief executive officer for several companies.  Mr. Berger provides critical insight into the areas of corporate governance.

David S. Boone, 50.  Mr. Boone has been the Company’s President and Chief Executive Officer since September 2007, and was named director on March 10, 2009.  Mr. Boone formerly served as our Chief Financial Officer since June 2005 and Chief Operating Officer since December 2005.  Prior to joining American CareSource Holdings, from 2001 through 2005, Mr. Boone was Senior Vice President of Finance for Belo Corporation, a New York Stock Exchange-listed media corporation.  He has previously held several other senior executive positions at Safeway Corporation, PepsiCo, Inc. and The Boston Consulting Group. Mr. Boone holds a Bachelor of Science degree in accountancy, with Distinction, from the University of Illinois and a Masters in Business Administration from the Harvard Graduate School of Business Administration. He is also a Certified Public Accountant.  The Board of Directors selected Mr. Boone to serve as a director because of his extensive experience as chief executive officer and his service in a variety of leadership positions in the areas of business development, financial management and assembling a management team.  Mr. Boone provides critical insight into the areas of organizational, financial and operational management.

John W. Colloton, 80.  Mr. Colloton has served as one of our directors since 2004.  He is Emeritus director and Chief Executive Officer of the University of Iowa Hospitals and Clinics.  From 1973 until 2008, Mr. Colloton served as a director of WellMark, Inc. (Iowa-South Dakota Blue Cross & Blue Shield) during which tenure he served several years as board chairman and held membership on all board committees.  From 2000 until his retirement from the WellMark, Inc.’s board of directors, he served as lead director.  Since August 2007, Mr. Colloton has served on the board of directors of ConMed Healthcare Management, Inc., a public company providing correctional healthcare services, and also serves on its audit and compensation committees.  Mr. Colloton was a director of Allion, Inc., a public company, from 2004 to 2006.  From 1989 to 2003, Mr. Colloton was a director of Baxter International Inc. and, from 1997 to 2002, was a director of Radiologix, Inc.  From 1971 to 1993, Mr. Colloton was a director of the University of Iowa Hospitals and Clinics and, from 1993 to 2000, was Vice President of the University of Iowa for Statewide Health Services.  Mr. Colloton received his Bachelor of Arts Degree in Business Administration from Loras College and holds a Masters Degree in Hospital Administration from the University of Iowa.  The Board of Directors selected Mr. Colloton to serve as a director because of his extensive service on the board of directors of companies in the healthcare sector.

Kenneth S. George, 62.  Mr. George became a director of American CareSource Holdings in January 2004.  Mr. George became Chairman of the Board of Directors in March 2010.  He formerly served on the board of directors and audit committee of Access Plans USA, Inc., a public company.  Mr. George served two terms as a State Representative in the Texas House of Representatives.  Mr. George has been self-employed, managing his own investment activities, since 2001.  From 1996 to 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions.  From 1994 to 1995, Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., a private ambulance provider in the State of Texas.  From 1988 to 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues.  Mr. George has a Masters Degree in Business Administration from the University of Texas at Austin and a Bachelor of Arts Degree from Washington and Lee University.  Mr. George adds substantial expertise from his healthcare background and his impressive service record in state and national government service.

John N. Hatsopoulos, 77.  John N. Hatsopoulos has served as a director of American CareSource Holdings since December 2006.   Since 1999, Mr. Hatsopoulos has been Chief Executive Officer and a director of American DG Energy, Inc., a public company providing products and services in support of on-site generation of electricity, heating and cooling at commercial, institutional and light industrial facilities.  Mr. Hatsopoulos is Chief Executive Officer of Tecogen Inc., a manufacturer of cogeneration systems, since 1999.  Mr. Hatsopoulos has served as a managing partner of Alexandros Partners LLC, a financial advisory firm, since 1999.  Mr. Hatsopoulos also serves as a director of Agenus Inc., a public biotechnology company, since 2007.  He is the Chairman of the Board of Directors of Glenrose Instruments Inc., a public company engaged in radiological and environmental services, since 1999.  Mr. Hatsopoulos is one of the founders of Thermo Electron Corporation (now Thermo Fisher Scientific Inc.) and the retired President and Vice Chairman of the Board of Directors of that company.  He served on the Board of Directors of the American Stock Exchange from 1994 to 2000. He is also a member of the Board of Directors of TEI BioSciences Inc. since 1999, and a “Member of the Corporation” for Northeastern University.  Mr. Hatsopoulos graduated from Athens College in Athens, Greece, in 1953. He holds a Bachelor of Science Degree in history and mathematics from Northeastern University, together with Honorary Doctorates in Business Administration from Boston College and Northeastern University.  The Board of Directors selected Mr. Hatsoloulos to serve as a director because of his substantial experience as chief executive officer of several companies as well as his service as a director with the American Stock Exchange.  He provides valuable insight into how the corporate governance and reporting requirements of a public company.

John Pappajohn, 82.  Mr. Pappajohn has been a director of American CareSource Holdings since November 2004.   Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director on the boards of the following public companies: PharmAthene, Inc. (formerly Healthcare Acquisition Corp.), a biodefense company, since 2007; ConMed Healthcare Management, Inc., a provider of correctional healthcare services, since 2005; and CNS Response, Inc., a company who uses EEG-generated biomarkers for use in personalized medicine in psychiatry, since August 2009.  Mr. Pappajohn was chosen to serve as a director of the Company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

Derace L. Schaffer, M.D., 63.  Dr. Schaffer has been a director of American CareSource Holdings since November 2004.  Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including Radiologix, Inc. when it was private, and he has been an active investor with Mr. Pappajohn for approximately twenty years on a variety of healthcare companies. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident.  He also serves as a director of PharmAthene, Inc. and has previously served as director of King Pharmaceuticals, Inc. and of Allion Healthcare, Inc. (each a public company). Dr. Schaffer was chosen to serve as a director of the Company because of his substantial experience in the healthcare industry and serving on the boards of multiple healthcare services and technology companies.

William J. Simpson, Jr., 62.  Mr. Simpson has been a director of American CareSource Holdings since October 2010, and our Chief Operating Officer since December 2010. He has more than 30 years of executive experience in the healthcare industry.  Mr. Simpson served as President and Chief Executive Officer of Intrepid USA Healthcare - one of the nation’s largest home healthcare companies - from February 2007 to October 2008.  From November 2008 until he was appointed to our Board, Mr. Simpson was in retirement. Prior to his tenure at Intrepid USA Healthcare, Mr. Simpson held the office of Executive Vice President and Chief Operating Officer at LifeCare Management - the third largest long-term acute care hospital company in the United States -  from February 2003 to August 2005.  From May 2006 through January 2007, Mr. Simpson’s sole occupation was that of Chairman of the Board of Genezen Healthcare. Mr. Simpson’s executive leadership experience includes Executive Vice President and Chief Operating Officer at Specialty Healthcare Services, Executive Vice President of Operations at Intensiva Healthcare Corporation, President and Chief Operating Officer at Ameristat Mobile Medical Services, President of Epic Healthcare Services, and Vice President of American Medical International.  Mr. Simpson has also held board seats for a number of privately-held healthcare companies and an association.  In addition to his service on the board of Genezen Healthcare, he served as one of the board members of Intrepid USA Healthcare and the Acute Long Term Hospital Association (ALTHA).  The Board of Directors selected Mr. Simpson to serve as a director because of his extensive experience as an executive and board member of a number of healthcare companies and associations.

Executive Officers

Our executive officers are not appointed for fixed terms.  The following are biographical summaries of our executive officers (except David S. Boone and William J. Simpson, for whom biographical summaries appear above):

Rost A. Ginevich, 47.  Mr. Ginevich joined the Company in March 2008 as our Chief Information Officer and is primarily responsible for development and execution of the Company’s information technology strategy.  Mr. Ginevich has over 20 years of information technology experience.  Before joining the Company, from October 2007 through March 2008, Mr. Ginevich served as a Director at West Monroe Partners, a full-service business and technology consulting firm.  From March 2006 through October 2007, Mr. Ginevich was Chief Information Officer for Kitty Hawk, an AMEX-listed cargo transportation company.  From 2002 to 2006, he was with IBM Business Consulting Services, where he managed business development and execution of large consulting engagements for clients in various industries.  Mr. Ginevich earned a Bachelor of Science Degree in Computer Science and a Masters in Business Administration from Oklahoma State University.  He has written extensively on topics related to information technology.

M. Cornelia Outten, 49.  Ms. Outten joined the Company as Vice President of Provider Development in February 2008.  Prior to joining the Company, Ms. Outten served as Senior Vice President, Provider Networks for Interplan Health Group, a national healthcare management company from July 2004 through December 2007.  From 2002 to 2004, she was Executive Vice President and Chief Operating Officer of JBC Healthcare Partners, LLC, a regional PPO retiree medical program in San Diego, California.  Ms. Outten has previously held several other healthcare management positions and brings nearly 25 years healthcare industry experience to the Company.  She graduated from Salem College with a Bachelor of Arts Degree in Sociology and Economics and earned a Masters in Health Administration, with a concentration on Fiscal Management, from Tulane University.

Matthew D. Thompson, 39.  Mr. Thompson was appointed Vice President - Finance and Interim Chief Financial Officer in March 2010, and Chief Financial Officer in June 2010.  Mr. Thompson joined the Company as Controller and Principal Accounting Officer in April 2008.   Prior to joining the Company, Mr. Thompson was Director of Financial Reporting at Highland Financial Partners, L.P., an affiliate of Highland Capital Management L.P., in Dallas, Texas from September 2007 through April 2008.  Prior to that, he spent nine years with publicly-held Tyler Technologies, Inc., a Dallas-based leading provider of integrated, end-to-end information management solutions and services to local governments. While there, Mr. Thompson served in various positions, most recently as Division Controller of Tyler’s Courts & Justice and Appraisal & Tax Divisions. Before joining Tyler Technologies, Mr. Thompson spent five years with Ernst & Young LLP.  Mr. Thompson, a Certified Public Accountant, earned his Bachelor’s of Business Administration degree from Baylor University in Waco, Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and the persons who beneficially own more than ten percent of any class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2010, except that the following officers, directors and/or 10% beneficial owners did not file certain reports under Section 16(a) on a timely basis during 2010: Derace Schaffer (one Form 4), John Pappajohn (one Form 4), David Boone (one Form 4), Rost Ginevich (two Forms 4), Cornelia Outten (one Form 4) and Matthew Thompson (one Form 4).  Each of these Forms 4 reported one transaction.

GOVERNANCE OF THE COMPANY

Pursuant to the Delaware General Corporation Law and the Company’s Bylaws, our business, property and affairs are managed by or under the direction of our Board of Directors.  Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.  We currently have nine members on our Board of Directors.  The Board of Directors of the Company has three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominations Committee, each comprised of independent directors only.

During fiscal year 2010, the Board of Directors held six meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Governance and Nominations Committee held one meeting.  During fiscal year 2010, the directors each attended 75% or more of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of the committees of which they were a member, that were in each case held during each director’s period of service.  The Company does not have a policy with regard to Board members’ attendance at annual meetings of stockholders.  Eight of the nine Board members attended the 2010 annual meeting of stockholders.

American CareSource Holdings has a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all directors, officers and employees, which can be found at the Company’s web site, www.anci-care.com.  All of our directors, officers and employees are expected to be familiar with the Code of Conduct and to adhere to those principles and procedures set forth in the Code of Conduct that apply to them.  The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ Stock Market (“NASDAQ”), on the Company’s web site.

The Company’s Board of Directors has adopted Charters for the Audit Committee, Compensation Committee, and Governance and Nominations Committee of the Board of Directors. These documents can be found at the Company’s web site, www.anci-care.com.

A stockholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:

American CareSource Holdings, Inc.
5429 Lyndon B. Johnson Freeway
Suite 850
Dallas, TX 75240
Attn: Investor Relations
Telephone: (972) 308-6830

Board Leadership Structure

To assure effective and independent oversight of management, the Board of Directors operates with the roles of Chief Executive Officer and Chairman of the Board separated in recognition of the differences between these two roles in management of the Company.   Kenneth S. George is currently the Chairman of our Board of Directors and David S. Boone currently serves as our Chief Executive Officer.  The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for Board meetings and presides over meetings of the full Board.

The Board of Directors believes that this leadership structure provides the most efficient and effective leadership model for our company by enhancing the ability of the Chairman and Chief Executive Officer to provide clear insight and direction of business strategies and plans to both the Board and management.

Board Oversight of Risk Management

The Board of Directors believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. The Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board.  In carrying out this critical responsibility, the Board meets multiple times annually with key members of management with primary responsibility for management of risk in their respective areas of responsibility and also receives regular reports on aspects of our risk management from senior representatives of our independent auditors, which are immediately communicated to management.

Director Independence

We use the definition of “independence” set forth in Rule 5605(a)(2) of the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board of Directors are independent.  In making this determination, our Board of Directors considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this Form 10-K/A under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and would therefore be inconsistent with a determination that the directors are independent.  As a result of this review, our Board affirmatively determined, based on its understanding of such relationships and transactions, that the majority of the members of our Board of Directors, namely Sami S. Abbasi, Edward B. Berger, John N. Hatsopoulos, John W. Colloton and Derace L. Schaffer, M.D. are independent directors.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which currently consists of Sami Abbasi (Chairman), John Colloton and Edward Berger.  The purpose of the Audit Committee is to assist the Board of Directors’ oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. No less frequently than annually, the Committee reviews its Charter to re-assess its adequacy and recommend any suggested changes to the Board for approval.  Under its Charter, the Audit Committee’s responsibilities include:

•
appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor, including overseeing the independence and compensation of the independent auditor who shall report directly to the Audit Committee;

•
reviewing and discussing with the Company’s management and independent auditor the Company’s audited financial statements and considering whether it will recommend to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K;

•	directing the independent auditor to use its best efforts to perform all reviews of interim financial information prior to disclosure by the Company of such information;

•
discussing generally the types of information to be disclosed in the Company’s earnings press releases, as well as in financial information and earnings guidance provided to analysts, rating agencies and others;

•
reviewing with the Company’s management and independent auditor the Company’s quarterly financial statements, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•
discussing with the independent auditors the adequacy and effectiveness of the accounting and financial controls of the Company, and considering any recommendations for improvement of such internal controls and procedures;

•
establishing procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;

•	reviewing and approving all “related party transactions” on an ongoing basis; and

•	preparing an annual committee report for inclusion where necessary in the proxy statement of the Company relating to its annual meeting of security holders.

The Audit Committee makes regular reports to the full Board of Directors.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors has a Compensation Committee, which currently consists of John Hatsopolous (Chairman), Sami Abbasi and Derace Schaffer.  Our Compensation Committee makes regular reports to the full Board of Directors.  No less frequently than annually, the Committee reviews its Charter to re-assess its adequacy and recommend any suggested changes to the Board for approval.  Under its Charter, our Compensation Committee’s responsibilities include:

•	evaluation of the performance of our Chief Executive Officer and determination of his compensation based upon his performance;

•	approval of the compensation of our executive officers and employment contracts for executive officers;

•	administration of our equity-based compensation plans, recommendations to the full Board regarding our equity-based compensation plans, and review and approval of all grants and awards thereunder;

•	review and approval of changes to our existing equity-based compensation plans, including recommendations to the full Board of changes that require stockholder approval; and

•	review and approval of changes to our health and welfare plans that involve a material change in costs or benefit levels.

The Compensation Committee is generally empowered to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice and the requirements of the appropriate regulatory bodies.  In furtherance of these goals, the Compensation Committee oversees, reviews and administers all compensation, equity and employee benefit plans and programs.  The Compensation Committee consults with the Chief Executive Officer as it deems appropriate and may invite the Chief Executive Officer to attend meetings of the Compensation Committee, provided that he does not participate in any deliberations or decision-making by the Compensation Committee establishing goals and objectives for the Chief Executive Officer, evaluating the performance of the Chief Executive Officer or fixing the compensation or recommendation of equity grants for the Chief Executive Officer.  The Compensation Committee considers individual and Company performance in determining salary and bonus levels consistent with a view to attracting and retaining qualified executives.

The Compensation Committee’s Charter authorizes the Compensation Committee to delegate any of its responsibilities to one or more subcommittees as it deems appropriate.  Each subcommittee must include one or more members of the Committee.  The Compensation Committee’s Charter also authorizes the Compensation Committee to retain compensation consultants and other advisors to assist in its duties.

GOVERNANCE AND NOMINATIONS COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors has a Governance and Nominations Committee, which currently consists of John Colloton (Chairman), John Hatsopolous and Derace Schaffer.

Our Board of Directors and its Governance and Nominations Committee regularly evaluate the Company’s approach to corporate governance in light of changing regulatory requirements and evolving best practices.

The Governance and Nominations Committee makes regular reports to the Board of Directors.  The Committee, from time to time, reviews its Charter to re-assess its adequacy and recommends any suggested changes to the Board for approval.  Under its Charter, the Governance and Nominations Committee’s responsibilities with respect to Board and Committee membership, Board evaluation, and succession planning include:

•
Selection of director nominees.  The Governance and Nominations Committee recommends to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board.  The Committee would consider candidates proposed by stockholders and will apply the same criteria and follow the same process in considering such candidates as it does when considering other candidates.  The Committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders.  Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve.  Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices.  When it seeks nominees for directors, our Governance and Nominations Committee looks for candidates who it believes will contribute to the Board’s operations and will represent the interests of the Company’s stockholders.  The Committee generally considers a number of criteria when it is identifying and selecting candidates, such as high character and integrity, freedom from conflicts of interest, willingness and ability to devote sufficient time to the affairs of the Company, diligence in fulfilling the responsibilities of a director and committee member, capacity and desire to represent the balanced best interests of the stockholders as a whole and not primarily of a special interest group or constituency, past accomplishments, expertise in areas important to the Company’s success and ability to interact well with other members of the Board.  The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of board service.

•
Review of requisite skills and criteria for new board members and board composition.  The Committee reviews with the entire Board of Directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the Board as a whole.

•
Hiring of search firms to identify director nominees.  The Committee has the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee.

•	Selection of committee members. The Committee recommends to the Board of Directors on an annual basis the directors to be appointed to each committee of the Board of Directors.

•
Evaluation of the Board of Directors.  The Committee will oversee an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

•
Succession of senior executives. The Committee will present an annual report to the Board of Directors on succession planning, including transitional Board leadership in the event of unplanned vacancies.

The Governance and Nominations Committee may delegate any of its responsibilities to subcommittees as it deems appropriate.  The Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

REPORT OF THE AUDIT COMMITTEE1

As described more fully in its Charter, the function of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal control and audit functions.  Management, not the Audit Committee nor the independent auditor, is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles, and internal controls and procedures designed to ensure compliance with accounting standards and applicable laws and regulations.  McGladrey & Pullen, LLP, the Company’s independent auditing firm, is responsible for performing an independent audit of the consolidated financial statements in accordance with U.S. generally accepted auditing standards.

The Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditor.  The Audit Committee acts only in a board-level oversight capacity.  In its oversight role, the Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to U.S. generally accepted accounting principles.

Each of the directors who serve on the Audit Committee is “independent” within the meaning of the listing standards contained in the Company Guide of NASDAQ and Rule 10A-3(b) under the Securities Exchange Act of 1934.  That is, the Board of Directors has determined that none of Sami Abbasi, John Colloton or Edward Berger has a relationship with the Company that may interfere with his independence from the Company and its management.  The Board of Directors has designated Sami Abbasi as the “Audit Committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.  A copy of our Audit Committee Charter is available at the Company’s web site, www.anci-care.com.

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2010, the Audit Committee:

•	reviewed and discussed the audited financial statements with the Company’s management and the independent auditors in separate sessions;

•
discussed with McGladrey & Pullen, LLP, the Company’s independent auditors, the matters required to be discussed by Statement of Auditing Standards No. 61 (as modified or supplemented), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T;

•
received the written disclosures and the letter from McGladrey & Pullen, LLP required by Independence Standards Board Standard No. 1 (as modified or supplemented), as adopted by PCAOB in Rule 3600T, and discussed with McGladrey & Pullen, LLP the independence of McGladrey & Pullen, LLP; and

•
had private sessions, at each of its meetings in person or telephonically, with the Company’s independent auditors and, separately, with the Company’s financial management team, at which candid discussions of financial management, accounting and internal control issues took place.

Management has reviewed the audited financial statements in the Annual Report on Form 10-K with the Audit Committee, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.  In addressing the quality of management’s accounting judgments, members of the Audit Committee asked for management’s representations that the audited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

Based on the review and discussions referred to above, among other things, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the American CareSource Holdings Annual Report on Form 10-K for the year ended December 31, 2010.

Audit Committee
Sami Abbasi (Chairman)
John Colloton
Edward Berger

1  The material in this report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, in each case, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Company encourages its stockholders to communicate with the Board of Directors.  The Board of Directors does not believe a formal process for stockholders to send communications to the Board of Directors is necessary because all stockholder communications will be circulated to all members of the Board and the Board does not screen stockholder communications.  All such communications should be directed to our President and Chief Executive Officer, David S. Boone, who, in turn, will circulate the communications to the members of the Board of Directors.

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation of our non-management directors for the Company’s fiscal year ended December 31, 2010.  In the paragraph following the table and footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Total ($)

Sami S. Abbasi (5)	$23,500	$—	$8,891	$32,391
Edward B. Berger (5)	14,000	—	8,891	22,891
John W. Colloton (5)	15,500	—	8,891	24,391
David A. George (2) (5)	6,250	—	—	6,250
Kenneth S. George (3) (5)	83,250	—	169,336	252,586
John N. Hatsopoulos (5)	19,000	—	8,891	27,891
John Pappajohn (5)	13,000	—	8,891	21,891
Derace L. Schaffer (5)	25,000	—	8,891	33,891
William J. Simpson, Jr. (4) (5)	31,730	—	130,866	162,596

(1)	Represents the aggregate grant date fair value of awards granted in 2010 and calculated in accordance with Accounting Standards Codification Topic 718, Stock Compensation (“ACS 718”).

(2)	Mr. David George retired from our Board of Directors in March 2010.

(3)
In connection with his appointment as Chairman of the Board of Directors in March 2010, Kenneth S. George was granted options to purchase 100,000 shares of the Company’s common stock, with an exercise price of $1.83. The fair value of the options was determined to be $1.15 using the Black-Scholes-Merton valuation model. The options were granted under the Company’s 2005 Stock Option Plan and vest in equal annual increments over five years. On November 1, 2010, the Board granted Mr. George (i) options to purchase 50,000 shares of common stock, at an exercise price of $1.49 and (ii) an increase in his director fee to reflect increased responsibilities assumed by Mr. George as Chairman of the Board, increasing his aggregate annualized director fee from $25,000 to $100,000. The fair value of the options was determined to be $0.90 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest in equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date.

(4)
Mr. Simpson was appointed to our Board of Directors on October 21, 2010 and appointed to the position of Chief Operating Officer of the Company on December 13, 2010. Therefore, Mr. Simpson served as a non-management director from October 21, 2010 through December 12, 2010. In connection with his appointment to the Board, on November 1, 2010, Mr. Simpson was granted options to purchase 25,000 shares of common stock at an exercise price of $1.49. The fair value of the options was determined to be $0.90 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest in equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date. In connection with his appointment to Chief Operating Officer, Mr. Simpson received an annualized salary of $225,000 and options to purchase 100,000 shares of common stock at an exercise price of $1.40. The fair value of the options was determined to be $0.86 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest over a 4 year period with 1/3 vesting immediately and the remaining 2/3 vesting monthly over a 36-month period beginning one year after the date of grant. The salary that Mr. Simpson received in 2010 and the option grant he received in connection with his appointment to Chief Operating Officer are reflected in the table above.

(5)	The aggregate number of options and stock awards (“RSUs”) outstanding at December 31, 2010, for Mr. Abbasi is 35,000 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010, for Mr. Berger is310,000 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010, for Mr. Colloton is 81,233 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010 for Mr. George is 191,233 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010 for Mr. Hatsopoulos is 75,000 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010 for Mr. Pappajohn is 81,233 and 3,333, respectively.

The aggregate number of options and RSUs outstanding at December 31, 2010 for Dr. Schaffer is 81,233 and 3,333, respectively.

The aggregate number of options outstanding at December 31, 2010 for Mr. Simpson is 125,000.

During 2010, the Board of Directors was compensated under a plan adopted for 2010.  The plan includes a $10,000 annual retainer paid to each director, except for the Chairman of the Board.  In addition, the chair of the Audit Committee received $10,000, the chair of the Compensation Committee received $5,000 and the chair of the Nominating and Governance Committee received $2,500.  In addition, each non-management director received a grant of options to purchase 10,000 shares at an exercise price of $1.39 per share, which options vest in equal monthly installments over 60 months, commencing on July 20, 2010.  Furthermore, each non-management director received $1,000 for each board meeting and for any conference call or committee meeting attended over three hours held in 2010. In addition, Mr. Simpson received $1,000 per day in addition to the above fees for attending meetings in our offices over 17 different days prior to being named Chief Operating Officer. Finally, Messrs. George and Simpson received the additional option grants and fees disclosed in the footnotes to the table above.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table and footnotes set forth information, for the fiscal years ended December 31, 2010 and 2009, concerning the annual and long-term compensation awarded to, earned by or paid to: (i) our President and Chief Executive Officer, (ii) the two most highly compensated executive officers, other than the principal executive officer, who received compensation in excess of $100,000 during the fiscal year ended December 31, 2010 and were serving as executive officers at December 31, 2010 (collectively with the Chief Executive Officer referred to as the “Named Executive Officers” throughout this Form 10-K/A) and (iii) our Chief Financial Officer.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Award (3) ($)	Stock Award (3) ($)	Non-equity Incentive Plan Compensation (2) ($)	All Other Compensation(4) ($)	Total ($)

David S. Boone,	2010	$312,000	$—	$8,891	$—	$—	$20,555	$341,446
President and Chief Executive Officer	2009	312,000	—	—	410,600	—	9,900	732,500
M. Cornelia Outten,	2010	194,038	—	115,150	—	—	8,291	317,479
Vice President of Provider Development	2009	190,000	20,000	—	99,333	—	8,809	318,142
Rost A. Ginevich,	2010	183,558	—	115,150	—	—	7,925	306,633
Chief Information Officer	2009	178,500	20,000	—	67,666	—	7,748	273,914
Matthew D. Thompson,(5)	2010	152,436	—	108,376	—	—	7,955	268,767
Chief Financial Officer	2009	133,900	15,000	—	26,325	—	6,187	181,412

(1)	Includes amounts deferred pursuant to salary reduction arrangements under the Company’s 401(k) Profit Sharing Plan.

(2)
Bonus amounts earned during 2009 were paid in cash, at the recommendation of the Compensation Committee and after approval by our Board of Directors on March 23, 2010. In accordance with SEC guidance, any amounts disclosed in the “Non-equity Incentive Plan Compensation” column relate to payments made pursuant to plans providing for compensation intended to serve as incentive for performance to occur over a specified period that does not fall within the scope of Financial Accounting Standards Board Statement of Financial Account Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). As such, the “Non-equity Incentive Plan Compensation” column reflects that portion of the 2009 bonus amount that was earned by the executive officer by meeting the relevant performance measures specified in the 2009 Management Bonus Program. Any “discretionary” amount, i.e., any portion of a given year’s bonus amount paid over and above the amount earned by such officer by meeting the relevant performance measures specified in such Management Bonus Program is included in the “Bonus” column. The bonuses paid to the executive officers listed in the table above with respect to 2009 were discretionary in nature and were intended to incentivize those executive officers.

(3)
The amount reflected in the table represents the aggregate grant date fair value of equity incentive awards granted and calculated in accordance with FASB ASC Topic 718 (formerly FAS 123R).   For additional information on the valuation assumptions refer to Note 8, “Stock Based Compensation” of the American CareSource Holdings’ financial statements in the Form 10-K for the year ended December 31, 2010, as filed with the SEC. This fair value does not represent cash received by the executive in the year reported, but potential earnings contingent on the Company’s future performance. Stock option and RSU grants are designed to provide long-term (up to ten years) incentives and rewards linked directly to the price of our common stock. Equity awards add value to the recipient only when stockholders benefit from stock price appreciation and, as such, further align management’s interest with those of our stockholders. The options granted to the executive officers in 2010 vest over a five-year period, have an exercise price of $2.04 per share, are subject to customary anti-dilution adjustments and expire on April 9, 2020. The restricted stock awards (RSUs) granted to the executive officers in 2009 vest over periods of two to five years, with shares to be delivered in the year following the year of vesting.

(4)	All other compensation consists of 401(k) contribution match, mobile phone reimbursement and fitness club dues.

(5)	Mr. Thompson was appointed to Chief Financial Officer in June 2010, at which time his annual salary was increased to $165,000.

Some of our executive officers may be entitled to receive certain benefits in the event of the termination of their employment or a change of control of the Company.  These arrangements are described in more detail below under the heading “Compensation Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information relating to equity awards for each Named Executive Officer and our Chief Financial Officer, outstanding on December 31, 2010.  The table does not give effect to grants of options that occurred after December 31, 2010.

	Option Awards					Stock Awards
Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of units of stock that have not vested	Market Value of units of stock that have not vested ($)

David S. Boone	179,946	—	$0.31	5/1/2015	(1)	—	$—
	22,493	—	0.49	10/3/2015	(1)	—	—
	100,000	—	2.55	9/24/2017	(1)	—	—
	92,813	42,187	3.29	3/26/2018	(2)	—	—
	—	—	7.02	3/10/2019		23,061	32,285	(3)
	833	9,167	1.39	7/20/2020	(4)	—	—
M. Cornelia Outten	95,625	39,375	2.68	2/12/2018	(2)	—	—
	30,938	14,062	3.29	3/26/2018	(2)	—	—
	—	—	7.02	3/10/2019		2,556	3,578	(5)
	—	85,000	2.04	4/9/2020	(6)	—	—
Rost A. Ginevich	71,042	38,958	4.20	5/5/2018	(2)	—	—
	2,625	4,875	7.02	3/10/2019		1,205	1,687	(7)
	—	85,000	2.04	4/9/2020	(6)	—	—
Matthew D. Thompson	25,000	25,000	4.20	5/5/2018	(8)	—	—
	—	—	7.02	3/10/2019		3,000	4,200	(9)
	—	80,000	2.04	4/9/2020	(6)	—	—

(1)	These options vest/vested as follows: equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date.

(2)
These options vest/vested as follows: 1/4 after one year from the grant date with the remaining vesting in equal successive monthly installments over a 36-month period at a rate of 1/36th per month starting one year after the grant date.

(3)
These stock awards vest as follows: 19,500 vest in equal successive monthly installments of 500, concluding on March 10, 2014. The remaining 3,561 vest in equal successive monthly installments of 1,187, concluding on March 10, 2011.

(4)	These options vest/vested as follows: equal successive monthly installments over a 60-month period at a rate of 1/60th of the grant total per month starting one month after the grant date.

(5)
These stock awards vest as follows: 975 vest in equal successive monthly installments of 25, concluding on March 10, 2014. The remaining 1,581 vest in equal successive monthly installments of 527, concluding on March 10, 2011.

(6)	These options vest/vested as follows: equal successive annual installments over a 5-year period at a rate of 1/5th of the grant total per month starting one year after the grant date.

(7)	These stock awards vest as follows: equal successive monthly installments, concluding on March 10, 2011.

(8)	These options vest/vested as follows: equal successive annual installments over a 4-year period at a rate of 1/4th of the grant total per month starting one year after the grant date.

(9)	These stock awards vest as follows: equal successive monthly installments, concluding on March 10, 2015.

2009 Equity Incentive Plan

On March 10, 2009, the Board adopted the American CareSource Holdings, Inc. 2009 Equity Incentive Plan, which was approved at the 2009 annual shareholder meeting and became effective on March 10, 2009.

2005 Stock Option Plan

The 2005 Stock Option Plan was adopted by the Board of Directors on January 17, 2005, and at our 2007 annual meeting, the Company’s stockholders approved an amendment and restatement of the 2005 Stock Option Plan.  On November 14, 2008, the Board of Directors unanimously approved an increase in the number of shares available for grant under the 2005 Stock Option Plan from 3,249,329 shares to 3,749,329 shares, which was approved by the Company’s stockholders at the 2009 annual meeting.

On July 20, 2010, the Board adopted a ministerial amendment to the 2005 Stock Option Plan intended to conform that plan to the 2009 Stock Option Plan, by permitting, to the extent provided in a stock option (other than incentive stock options), the transfer without consideration of such stock option by a director to his or her immediate family member or a trust benefiting or partnership owned by such director or immediate family member.

401(k) Profit Sharing Plan

Since August 1, 2007, the Company has offered a 401(k) Profit Sharing Plan to its employees.  All full-time, permanent employees are eligible to participate in the 401(k) Profit Sharing Plan.  During the year ended December 31, 2010, the Company contributed approximately $123,000 to the 401(k) Profit Sharing Plan.  The Company’s executive officers are eligible to participate in the 401(k) Profit Sharing Plan on the same basis as its other employees.  Commencing in April 2008, the Company matched contributions to the account of each participating employee equal to 50% of the first 4% of salary contributed by an employee to his or her 401(k) account during a plan year.  Beginning in 2009, the Company commenced matching 100% of the first 1% and 50% of the next 5% of salary contributed by each employee.

Compensation Arrangements

Employment Agreements with Named Executive Officers

David S. Boone

The Company is a party to an employment agreement dated May 1, 2005 with its President and Chief Executive Officer, David S. Boone, which has an initial term of one (1) year with automatic one (1) year renewal periods.  The employment agreement provides that, Mr. Boone (i) will be paid $200,000 annually beginning on the “Commencement Date”; (ii) is eligible for a bonus to be determined by the Board of Directors in its sole discretion; (iii) is eligible to receive stock option grants from the Company as determined by the Board of Directors; and (iv) is eligible to participate in the Company’s standard benefits package.  Mr. Boone also received a grant of 160,000 stock options in connection with the commencement of his employment with the Company which vests 33.33% on the first anniversary of the employment agreement and the balance vesting monthly over the following 36 months.

The employment agreement also provides that Mr. Boone cannot, directly or indirectly, in any capacity, provide services to any person or entity which competes with the Company, unless he obtains the Company’s prior written consent for a period of twelve (12) months following his termination (with or without “cause”) or resignation (with or without “good reason”), as the case may be.

The employment agreement provides that, in the event that Mr. Boone is terminated without “cause” (as such term is defined under the employment agreement) or due to disability or if Mr. Boone terminates his employment for “good reason” (as such term is defined under the employment agreement), he shall be entitled to monthly payments equal to his then applicable monthly base salary, excluding bonus, for a period of six months following the termination of his employment.  Additionally, the employment agreement provides that in the event of a “change of control” (as such term is defined under the employment agreement) of the Company, all options and other equity incentives then granted to Mr. Boone, if any, which are unvested at the date of the change of control shall immediately vest and be exercisable. In addition, in lieu of the six-months of severance payments otherwise applicable under the employment agreement, in the event of a change of control and related termination of Mr. Boone’s employment, whether by the Company, with or without cause, or by Mr. Boone, with or without good reason, in each case within twelve months following the change of control, the Company will promptly pay to Mr. Boone, in addition to his base salary and bonus earned and unpaid through the date of termination of his employment, a lump sum payment equal to six months’ of his then current base salary.

Cornelia Outten

The Company is a party to an employment letter dated January 29, 2008 with its Vice President of Provider Development, Cornelia Outten.  The employment letter provides that Ms. Outten (i) will be paid $185,000 annually; (ii) is eligible for a bonus of up to 50% of her annual salary based on the achievement of goals approved by the Board of Directors; (iii) shall receive a one-time payment of up to $35,000 to cover relocation expenses plus Company-paid travel of up to six (6) flights to and from Dallas to San Diego during such relocation; and (iv) is eligible to participate in the Company’s standard benefit package.  Ms. Outten also received a grant of 135,000 stock options in connection with the commencement of her employment with the Company which vests annually over 4 years beginning on the first anniversary of employment.

Rost Ginevich

The Company is a party to an employment letter dated March 6, 2008 with its Chief Information Officer, Rost Ginevich.  The employment letter provides that Mr. Ginevich (i) will be paid $175,000 annually; (ii) is eligible for a bonus of up to 50% of his annual salary based on the achievement of goals approved by the Board of Directors; and (iii) is eligible to participate in the Company’s standard benefit package.  Mr. Ginevich also received a grant of 110,000 stock options in connection with the commencement of his employment with the Company which vests 25% on the first anniversary of employment and the balance vesting monthly over the following 36 months.  The employment letter also provides that, in the event that Mr. Ginevich is terminated as a result of a “Change of Control” of the Company, he shall be entitled to receive, (i) within thirty (30) days following such termination, (A) a lump sum payment from the Company equal to three (3) months of compensation and (B) a pro rata bonus earned for the then-current year; (ii) all of the benefits that the Company customarily provides its employees for a period of three (3) months following such termination; and (iii) immediate vesting of 100% of the stock options.

Other Employment Agreements

Matthew D. Thompson

The Company is a party to an employment agreement dated as of April 29, 2011 with its Chief Financial Officer, Matthew D. Thompson, which has an initial term of one (1) year, commencing on July 20, 2010 (the “Commencement Date”) and ending on July 19, 2011, with automatic one (1) year renewal periods. The employment agreement provides that Mr. Thompson (i) will be paid $185,000 annually, subject to annual review on each anniversary of the “Commencement Date”; (ii) is eligible for a bonus to be determined by the Board of Directors or its Compensation Committee in its sole discretion; (iii) is eligible to receive stock option grants from the Company under its stock option plan; and (iv) is eligible to participate in the Company’s standard benefits package. The employment agreement also provides that, in the event of a “change of control” (as defined in the employment agreement), all options and other equity incentives then granted to Mr. Thompson which are unvested at the date of the change of control shall immediately vest and be exercisable. Upon any termination, Mr. Thompson is entitled to receive (i) all base compensation owed to him at the time and (ii) any pro rata bonus earned for the then-current year. If Mr. Thompson is terminated without “cause” or he leaves the Company for “good reason”, he is also entited to receive (i) severance in an amount equal to six (6) months’ salary and (ii) all of the benefits that the Company customarily provides its employees for a period of six (6) months following such termination or resignation, as the case may be. If Mr. Thompson is terminated within twelve (12) months of a change of control of the Company with or without “cause” or Mr. Thompson leaves the Company with or without “good reason” within twelve (12) months of a change of control of the Company, he is entitled to receive, immediately upon such termination or resignation as the case may be, a lump sum payment from the Company equal to six (6) months’ salary, but benefits would not continue.

The employment agreement also provides that Mr. Thompson cannot, directly or indirectly, in any capacity, provide services to any person or entity which competes with the Company, unless he obtains the Company’s prior written consent for a period of (i) twelve (12) months if he is terminated for “cause” or he leaves the Company without “good reason” or (ii) six (6) months if he is terminated without “cause” or he leaves the Company for “good reason”.

William J. Simpson, Jr.

The Company is a party to an employment agreement dated as of April 29, 2011 with its Chief Operating Officer, William J. Simpson, Jr., which has an initial term of one (1) year, commencing on January 1, 2011 (the “Commencement Date”) and ending on December 31, 2011, with automatic one (1) year renewal periods. The employment agreement provides that Mr. Simpson (i) will be paid $225,000 annually, subject to annual review on each anniversary of the “Commencement Date”; (ii) is eligible for a bonus to be determined by the Board of Directors or its Compensation Committee in its sole discretion; (iii) is eligible to receive stock option grants from the Company under its stock option plan; and (iv) is eligible to participate in the Company’s standard benefits package. The employment agreement also provides that, in the event of a “change of control” (as defined in the employment agreement), all options and other equity incentives then granted to Mr. Simpson which are unvested at the date of the change of control shall immediately vest and be exercisable. Upon any termination, Mr. Simpson is entitled to receive (i) all base compensation owed to him at the time and (ii) any pro rata bonus earned for the then-current year. If Mr. Simpson is terminated without “cause” or he leaves the Company for “good reason”, he is also entited to receive (i) severance in an amount equal to six (6) months’ salary and (ii) all of the benefits that the Company customarily provides its employees for a period of six (6) months following such termination or resignation, as the case may be. If Mr. Simpson is terminated within twelve (12) months of a change of control of the Company with or without “cause” or Mr. Simpson leaves the Company with or without “good reason” within twelve (12) months of a change of control of the Company, he is entitled to receive, immediately upon such termination or resignation as the case may be, a lump sum payment from the Company equal to six (6) months’ salary, but benefits would not continue.

The employment agreement also provides that Mr. Simpson cannot, directly or indirectly, in any capacity, provide services to any person or entity which competes with the Company, unless he obtains the Company’s prior written consent for a period of (i) twelve (12) months if he is terminated for “cause” or he leaves the Company without “good reason” or (ii) six (6) months if he is terminated without “cause” or he leaves the Company for “good reason”.

Compensation Decisions in December 2010

On December 13, 2010, the Board approved compensation for certain of our executive officers, in accordance with the recommendations of the Compensation Committee, consisting of 2011 base salary levels and awards of stock options to purchase shares of the Company’s common stock. Mr. Thompson’s base salary was increased to $185,000, effective January 1, 2011.  No increases were made to the base salaries of the Named Executive Officers.

 Severance Agreements with Former Executive Officers

In August 2009, Kurt Fullmer resigned his position as Vice President of Client Development.  Pursuant to a Separation Agreement and General Release, Mr. Fullmer received a $102,500 severance payment, payable in twelve equal installments of $8,541.67, which commenced in July 2009 and terminated in January 2010, and a one-time payment of $10,000, payable in January 2010 related to certain transition activities.  Mr. Fullmer was also entitled to reimbursement of the amount by which his COBRA health and dental insurance premium payments exceed the then current premium rates offered to active employees of the Company until January 31, 2010.  The Agreement also provides that restricted stock units exercisable for 8,761 shares of common stock that Mr. Fullmer had previously received as a bonus for 2008 performance vest immediately, that options to purchase 17,500 shares that Mr. Fullmer had previously received will vest through September 24, 2009 as compensation for consulting services to be rendered through that time, and that all other unvested options and grants shall expire.  During 2009, Mr. Fullmer converted the 8,761 vested restricted stock units into shares of common stock.

In March 2010, Steven J. Armond resigned his position as Chief Financial Officer.  Pursuant to a Separation Agreement and General Release, the Company agreed to pay Mr. Armond an aggregate of approximately $106,600 over the six month period following his resignation and continue to provide certain employee benefits during such period.  The Company also agreed to pay Mr. Armond (i) any portion of Mr. Armond’s 2009 performance bonus remaining unpaid as of the date of resignation and (ii) the pro rata share of Mr. Armond’s 2010 performance bonus, if any, remaining unpaid as of the date of resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of American CareSource Holdings’ common stock as of April 25, 2010, (i) by each person American CareSource Holdings knows to be the beneficial owner of 5% or more of the outstanding shares of common stock of American CareSource Holdings, (ii) the Chief Executive Officer and each other Named Executive Officer listed in the Summary Compensation Table above as well as the Chief Financial Officer, (iii) each director of American CareSource Holdings and (iv) all executive officers and directors of American CareSource Holdings as a group.  As of April 25, 2010, there were outstanding 16,949,539 shares of common stock, warrants to purchase 225,000 shares of common stock, stock options exercisable to purchase 1,575,096 shares of common stock, and restricted stock units convertible into 9,205 shares of common stock.

Unless otherwise noted, the business address of all the individuals and entities named in this table is c/o American CareSource Holdings, Inc., 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, Texas  75240.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Owned

John Pappajohn(2)	5,078,675	29.8%
Principal Life Insurance Company(3) 711 High Street Des Moines, Iowa 50392	1,691,065	10.0%
Derace L. Schaffer(4)	905,593	5.3%
David S. Boone(5)	454,031	2.6%
Edward B. Berger(6)	406,884	2.4%
Kenneth S. George(7)	238,729	1.4%
M. Cornelia Outten(8)	176,791	1.0%
Rost A. Ginevich(9)	114,327	*
Matthew D. Thompson(10)	75,000	*
John W. Colloton(11)	74,904	*
John N. Hatsopoulos(12)	68,171	*
Williams J. Simpson, Jr.(13)	43,191	*
Sami Abbasi(14)	19,838	*
All Executive Officers and Directors as a Group (10 persons)(15)	7,656,134	41.5%
*	Represents less than 1% of the shares outstanding

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, such that the number of shares beneficially owned is deemed to include shares of the Company’s common stock as to which the beneficial owner has or shares either voting or investment power. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him or her. As provided by Rule 13d-3, each such person’s percentage ownership is determined by assuming that the options, warrants or convertible securities that are held by such person and which are exercisable or convertible within 60 days of April 25, 2011, have been exercised or converted, as the case may be. For purposes of the beneficial ownership table and the accompanying footnotes, the Company deems the shares underlying restricted stock units (RSUs) to be beneficially owned by a stockholder if the RSUs have vested or will vest within 60 days of April 25, 2011, despite the fact that delivery of such shares generally does not occur until the year after vesting.

(2)
Includes 5,004,943 shares of American CareSource Holdings’ common stock beneficially owned by Mr. Pappajohn, of which 4,939,568 shares are owned by Mr. Pappajohn directly, 50,375 shares are owned by Equity Dynamics, Inc. (an entity solely owned by Mr. Pappajohn), and 15,000 shares are owned by Halkis, Ltd. (an entity solely owned by Mr. Pappajohn). Also includes 73,066 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011. The number of shares included in the table above does not include 15,000 shares owned by Mr. Pappajohn’s wife and 15,000 shares owned by Thebes, Ltd (an entity solely owned by Mr. Pappajohn’s wife), with respect to which Mr. Pappajohn does not have voting or investment power.

(3)
All information regarding Principal Life Insurance Company (“PLIC”) is based on information disclosed in a Statement on Schedule 13G/A (the “Principal Life 13G/A”) filed with the SEC on March 9, 2009. The Principal Life 13G/A states that, by virtue of its ultimate ownership and control of PLIC, Principal Financial Group, Inc. (PFG) may be deemed to be the indirect beneficial owner of such shares within the meaning of Rule 13d-3(a) under the Securities Exchange Act of 1934, as amended. As such, voting and investment power over the shares listed above is shared between PLIC and PFG. The address for both PLIC and PFG is 711 High Street, Des Moines, IA 50392-0088.

(4)
Includes 73,066 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(5)
Includes 411,147 shares of the Company’s common stock issuable upon the exercise of options and 6,542 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(6)
Includes 103,713 shares of American CareSource Holdings’ common stock beneficially owned by Mr. Berger, of which 73,951 shares are owned by Mr. Berger directly and 29,762 shares are owned by Tucson Traditions LLC (an entity in which Mr. Berger has a 33-1/3% ownership interest). Also includes 301,833 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(7)
Includes 84,455 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(8)
Includes 165,125 shares of the Company’s common stock issuable upon the exercise of option and 1,712 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(9)
Includes 105,167 shares of the Company’s common stock issuable upon the exercise of option and 1,197 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(10)
Includes 53,500 shares of the Company’s common stock issuable upon the exercise of options and 744 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(11)
Includes 73,066 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(12)
Includes 66,833 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(13)	Includes 38,191 shares of the Company’s common stock issuable upon the exercise of options which are exercisable within 60 days of April 25, 2011.

(14)
Includes 18,500 shares of the Company’s common stock issuable upon the exercise of options and 666 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

(15)
Includes 1,463,949 shares of the Company’s common stock issuable upon the exercise of options and 14,857 shares of common stock underlying restricted stock units which have or will have vested within 60 days of April 25, 2011.

Item 13. Certain Relationships and Related Transactions

Other than the following transactions and other as disclosed pursuant to Item 402 of Regulation S-K in the sections “Director Compensation” and “Executives and Executive Compensation” above , no reportable transactions as described in Item 404(a) of Regulation S-K took place in the years ended December 31, 2010 and December 31, 2009.

On August 15, 2010, our director John Pappajohn exercised a warrant to purchase 320,248 shares of our common stock at an exercise price of $0.49 per share for a total exercise price of $156,922.  On the same day, our director Derace Schaffer effected a net issue exercise of a warrant to purchase 144,238 shares of our common stock, as a result of which, based on a closing price of our common stock of $1.51 per share on August 13, 2010, Dr. Schaffer received 97,432 shares of common stock, while 46,806 shares of common stock were withheld in lieu of payment of the exercise price.

During 2009 and 2010, the Company a party to an agreement with Principal Life Insurance Company (“Principal”), a beneficial holder of 10% of our outstanding common stock, under which the Company provided Principal with access to its network of ancillary services providers in the normal course of its business.  The Company generated revenue under the contract of approximately $132,000 in 2009 and $2.3 million in 2010.

Item 14. Principal Accountant Fees and Services

Relationship with Independent Auditors

The following summary presents the aggregate fees billed for professional services by McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. during the fiscal years 2010 and 2009. These services consisted of the examination of American CareSource Holdings’ financial statements, services related to filings with the SEC, audits, quarterly reviews and tax services.

Audit Fees

For fiscal year 2010, the Company incurred $163,400 in aggregate audit fees from McGladrey & Pullen, LLP for professional services rendered in connection with: (i) the audit of American CareSource Holdings’ annual financial statements for the year ended December 31, 2010; (ii) the review of American CareSource Holdings’ quarterly financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010; and (iii) the review of reports filed with the SEC by American CareSource Holdings during the period reported.  For fiscal year 2009 the Company incurred $154,500 in aggregate audit fees from McGladrey & Pullen, LLP for professional services rendered in connection with: (i) the audit of American CareSource Holdings’ annual financial statements for the year ended December 31, 2009; (ii) the review of American CareSource Holdings’ quarterly financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009; and (iii) the review of reports filed with the SEC by American CareSource Holdings during the period reported.

Audit-Related Fees

For fiscal year 2010, the Company incurred $8,000 in aggregate audit-related fees from McGladrey & Pullen, LLP.  For fiscal year 2009, the Company incurred $50,500 in aggregate audit-related fees from McGladrey & Pullen, LLP.   Audit-related fees consist of accounting consultations concerning financial accounting and reporting matters, and amounts related to private placements and filing of registration statements and amendments to registration statements with the SEC.

Tax Fees

For fiscal year 2010, the Company incurred $15,450 in aggregate fees from RSM McGladrey, Inc., an entity affiliated with McGladrey & Pullen, LLP, for professional services rendered related to the taxes of American CareSource Holdings for the year ended December 31, 2009, as compared to $12,600 for the year ended December 31, 2009.  Tax fees consist of tax compliance, tax consultations and tax return preparation.

All Other Fees

For fiscal year 2010, the Company incurred $1,878 in aggregate other fees from McGladrey & Pullen, LLP and RSM McGladrey, Inc.  There were no other fees billed by McGladrey & Pullen, LLP or RSM McGladrey, Inc. for the fiscal year ended December 31, 2009.

The Audit Committee considers at least annually whether the provision of non-audit services by McGladrey & Pullen, LLP is compatible with maintaining auditor independence.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.  Under the policy, pre-approval is generally provided for up to one year and any pre-approval must be detailed as to the particular service or category of services and is subject to a specific budget.  In addition, the Audit Committee may pre-approve particular services on a case-by-case basis.  For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.  All audit and permissible non-audit services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. to American CareSource Holdings for the fiscal years ended 2010 and 2009 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)                                 Exhibit Index

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2011	AMERICAN CARESOURCE HOLDINGS, INC.

	By:	/s/ David S. Boone
David S. Boone
Director and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).