Form 10-Q/A
period 2010-09-30
American Caresource Holdings, Inc.
filed 2011-07-08
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of accelerated filer”,” large accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

 This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q of  American Caresource Holdings, Inc.  (the “Company”) for the quarter ended September 30, 2010, which was originally filed on November 12, 2010 (the “Original 10-Q”).  The Company is filing this Amendment solely for the purpose of refiling Exhibits 10.19 and 10.21 in response to  comments received from the staff of the Securities and Exchange Commission (“SEC”) on a request for confidential treatment relating to those exhibits.   As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, in connection with this Amendment, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-Q, and such disclosure in, or exhibits to, the Original 10-Q remain unchanged and speak as of the date of the Original 10-Q.  In particular, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-Q.   Accordingly, this Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings with the SEC.  This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index below, the signature page, Exhibits 10.19 and 10.21 and the certifications required to be filed as exhibits to this Amendment.

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

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ David S. Boone
David S. Boone
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 8, 2011