Form 10-Q
period 2011-06-30
American Caresource Holdings, Inc.
filed 2011-08-12
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 8, 2011 was 16,987,117.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues	$11,308	$15,958	$24,385	$30,329
Cost of revenues:
Provider payments	8,815	11,688	18,624	22,102
Administrative fees	503	984	1,175	1,753
Claims administration and provider development	1,146	1,188	2,253	2,408
Total cost of revenues	10,464	13,860	22,052	26,263

Contribution margin	844	2,098	2,333	4,066

Selling, general and administrative expenses	1,628	1,481	3,165	3,276
Depreciation and amortization	191	192	381	374
Total operating expenses	1,819	1,673	3,546	3,650

Operating income (loss)	(975)	425	(1,213)	416

Other Income	10	25	24	61

Income (loss) before income taxes	(965)	450	(1,189)	477
Income tax provision (benefit)	(320)	151	(322)	177
Net income (loss)	$(645)	$299	$(867)	$300
Earnings (loss) per common share:
Basic	$(0.04)	$0.02	$(0.05)	$0.02
Diluted	$(0.04)	$0.02	$(0.05)	$0.02

Basic weighted average common shares outstanding	16,962	16,393	16,962	16,299
Diluted weighted average common shares outstanding	16,962	17,120	16,962	17,082

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	June 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$11,353	$14,512
Accounts receivable, net	5,297	5,510
Prepaid expenses and other current assets	590	532
Deferred income taxes	198	237
Total current assets	17,438	20,791

Property and equipment, net	1,879	1,824

Other assets:
Deferred income taxes	978	609
Other non-current assets	215	340
Intangible assets, net	960	1,025
Goodwill	4,361	4,361
	$25,831	$28,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$4,259	$6,718
Accounts payable and accrued liabilities	1,224	1,446
Total current liabilities	5,483	8,164

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 16,950 and 16,922 shares issued and outstanding in 2011 and 2010, respectively	170	169
Additional paid-in capital	22,030	21,602
Accumulated deficit	(1,852)	(985)
Total shareholders' equity	20,348	20,786
	$25,831	$28,950

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2010	16,922	$169	$21,602	$(985)	$20,786
Net loss	—	—	—	(867)	(867)
Stock-based compensation expense	—	—	445	—	445
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	28	1	(17)	—	(16)
Balance at June 30, 2011	16,950	$170	$22,030	$(1,852)	$20,348

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(867)	$300
Adjustments to reconcile net income (loss) to net cash used by operations:
Stock-based compensation expense	445	375
Depreciation and amortization	381	374
Unrealized gain on warrant derivative	—	(16)
Amortization of long-term client agreement	125	125
Client administration fee expense related to warrants	67	100
Deferred income taxes	(330)	164
Changes in operating assets and liabilities:
Accounts receivable	213	856
Prepaid expenses and other assets	(130)	(89)
Accounts payable and accrued liabilities	(232)	(496)
Due to service providers	(2,459)	(1,773)
Net cash used by operating activities	(2,787)	(80)

Cash flows from investing activities:
Investment in software development costs	(353)	(182)
Additions to property and equipment	(19)	(262)
Net cash used in investing activities	(372)	(444)

Net decrease in cash and cash equivalents	(3,159)	(524)
Cash and cash equivalents at beginning of period	14,512	11,868

Cash and cash equivalents at end of period	$11,353	$11,344

Supplemental cash flow information:
Cash paid for taxes	$—	$122

Supplemental non-cash financing activity:
Income tax withholdings on conversion of equity incentives	$16	$19

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tables in thousands, except per share data)

1. Description of Business and Basis of Presentation

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) is an ancillary services company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including preferred provider organizations ("PPOs"), third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employee groups and other middle-market organizations.  The Company offers payors this solution by:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2011 and December 31, 2010 and operating results are for the three and six months ended June 30, 2011 and 2010, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 18, 2011.

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

Certain prior year amounts have been reclassified within the condensed consolidated financial statements to conform to the current year presentation.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2011, its net revenues would have been approximately $2.5 million and $5.8 million, respectively. For the three and six months ended June 30, 2010, its net revenues would have been approximately $4.3 million and $8.2 million, respectively.

The Company records a provision for refunds on a periodic basis. Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved. The evaluation is performed periodically and is based on historical data. We present revenue net of the provision for refunds on the consolidated statement of operations.

During the three and six months ended June 30, 2011 and 2010, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2011					Periods ended June 30, 2010
	As of June 30, 2011	Three months		Six months		As of June 30, 2010	Three months		Six months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Client A	$1,864	$3,071	27%	$8,178	33%	$3,197	$8,551	53%	$15,557	51%
Client B	1,067	2,455	22	5,259	22	1,877	4,334	27	9,300	31
All Others	2,531	5,850	52	11,252	46	1,759	3,133	20	5,592	18
Allowance for Uncollectable Receivables/Provision for refunds	(165)	(68)	(1)	(304)	(1)	(271)	(60)	—	(120)	—
	$5,297	$11,308	100%	$24,385	100%	$6,562	$15,958	100%	30,329	100%

3. Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (amounts in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) for basic earnings per share	$(645)	$299	$(867)	$300
Less:
Change in fair value of warrant derivative liability	—	2	—	16
Net loss for diluted earnings per share	$(645)	$297	$(867)	$284

Denominator:
Weighted-average basic and diluted common shares outstanding	16,962	16,393	16,962	16,299
Assumed conversion of dilutive securities:
Stock options	—	262	—	303
Stock warrants	—	465	—	480
Restricted stock units	—	—	—	—
Potentially dilutive common shares	—	727	—	783

Denominator for diluted earnings per share -- Adjusted weighted average shares	16,962	17,120	16,962	17,082

Earnings (loss) per common share:
Basic	$(0.04)	$0.02	$(0.05)	$0.02
Diluted	$(0.04)	$0.02	$(0.05)	$0.02

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the six months ended June 30, 2011, options to purchase approximately 2.6 million shares of common stock, warrants to purchase 475,000 shares of common stock and approximately 34,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three and six months ended June 30, 2011, the Company capitalized $237,000 and $353,000, respectively. During the three and six months ended June 30, 2010, the Company capitalized approximately $55,000 and $182,000, respectively.
5. Income Taxes

Income tax provision (benefit) for the six months ended June 30 differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2011	2010
Computed “expected” tax provision (benefit)	$(404)	$162
Permanent differences	7	(510)
Shortfall from restricted stock units conversion	69	—
Warrant deduction	—	511
State taxes	10	21
Other	(4)	(7)
Total income tax provision (benefit)	$(322)	$177

The Company was notified during the six months ended June 30, 2011 of an examination by tax authorities for its U.S. federal return for the year ended 2009. The examination began in April 2011 and is currently in process.

6. Warrants

The Company entered into an agreement as of February 25, 2011, whereby the Company agreed to issue warrants to purchase 250,000 shares of common stock with an exercise price of $1.67. The warrants vest in increments pursuant to the achievement of defined, agreed upon revenue targets generated by new clients within a five year term. The agreement also obligates the Company to issue warrants to purchase up to an additional 500,000 shares of common stock (issued in 250,000 increments) pursuant to the achievement of additional defined agreed upon revenue targets.

During the six months ended June 30, 2011, we recognized compensation costs of approximately $14,000 associated with the warrant. The cost has been adjusted for the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

7. Subsequent Events

On July 25, 2011, the Board of Directors (the "Board") of the Company appointed William J. Simpson, Jr., as President and Chief Operating Officer of the Company and Kenneth S. George, as Chief Executive Officer of the Company. The appointments followed the acceptance by the Board of Directors of David S. Boone's resignation from his positions with the Company, including his positions as President, Chief Executive Officer and director, earlier that day.

In connection with his resignation, Mr. Boone entered into a severance agreement and general release with the Company, effective July 25, 2011. Under the agreement, Mr. Boone will receive, in addition to any base compensation owed and earned but unused vacation pay, severance payments over a six month period that in the aggregate equal six months' worth of his annual base compensation, and has the right to continue participation in the Company-sponsored group health insurance plan in accordance with COBRA. In addition, the terms of his vested but unexercised stock options will be extended to the date that is 60 days from the date of the public release by the Company of its earnings for the quarter ended June 30, 2011.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2011 and its financial condition at June 30, 2011.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) works to help employers control healthcare costs by offering cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including preferred provider organizations ("PPOs"), third party administrators (“TPAs”), insurance companies, large self-funded organizations and various employee groups.  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs throughout our network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s members for covered services;

•	providing payors with claims management, reporting and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor -specific provider networks; and

•	credentialing network service providers for inclusion in the payor -specific provider networks.

The Company’s business model, illustrating the relationships among the persons involved, directly or indirectly, in the Company’s business and its generation of revenue and expenses, is depicted below:

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

The Company is seeking growth in the number of client payors and service provider relationships it secures by focusing on providing in-network services for its payors and aggressively pursuing additional TPAs, self-insured employers and other direct payors as its primary sales targets. The Company believes this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

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

ANALYSIS OF RESULTS OF OPERATIONS

Net Revenues

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. The Company estimates revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, denied claims, deductibles and co-payments. Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.

The following table sets forth a comparison of our net revenues for the following periods presented ended June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Net Revenues	$11,308	$15,958	(4,650)	(29)%	$24,385	$30,329	$(5,944)	(20)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended June 30:

	Second Quarter				Six months
			Change				Change
(in thousands)	2011	2010	Claims	%	2011	2010	Claims	%
Processed	82	100	(18)	(18)%	167	205	(38)	(19)%
Billed	67	85	(18)	(21)	135	171	(36)	(21)

The decrease in net revenue for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was due to the overall decline in claims volume. The decline was primarily the result of the following factors:

•
Loss of a significant employer group by our largest client. Claims from the group generated revenue of approximately $3.0 million in the second quarter of 2010 and $4.8 million for the six months ended June 30, 2010. Claims from the group generated revenue of approximately $500,000 during the six months ended June 30, 2011;

•	The ongoing transition status of our other key account related to a business combination resulting in declining revenues;

•	Stronger presence of larger carriers in the market, which resulted in loss of market share;

•	Loss of key relationship with a national laboratory services provider in the second quarter of 2010;

•	The change in patient and specialty mix and benefit plan design changes, which has resulted in the increase in non-covered benefits; and

•	The extended sales cycle as we move more heavily into the TPA and direct payor market.

The decline in net revenue was partially offset by $2.0 million and $4.5 million of incremental revenue generated in the three and six months ended June 30, 2011, respectively, from fifteen new clients implemented in 2010 and the first-half of 2011.

The following table details the change in client accounts for the periods ended June 30:

	Net Revenue				Billed Claims Volume
	Second Quarter		Change		Second Quarter		Change
(in thousands)	2011	2010	$	%	2011	2010	Claims	%
Client A	$3,071	$8,551	$(5,480)	(64)%	21	33	(13)	(38)%
Client B	2,455	4,334	(1,879)	(43)	11	26	(15)	(58)
Other clients	2,701	2,004	697	35	18	21	(3)	(13)
Clients implemented in 2010	2,854	1,129	1,725	153	16	4	12	273
Clients implemented in 2011	295	—	295	nm	2	—	2	nm
Total	11,376	16,018	(4,642)	(29)%	67	85	(18)	(21)%
Provision for refunds	(68)	(60)	(8)	nm	—	—	—	nm
Net Revenue	$11,308	$15,958	$(4,650)	(29)%	67	85	(18)	(21)%

The following table details the change in client accounts for the periods ended June 30:

	Net Revenue				Billed Claims Volume
	Six Months		Change		Six Months		Change
(in thousands)	2011	2010	$	%	2011	2010	Claims	%
Client A	$8,178	$15,557	$(7,379)	(47)%	40	66	(26)	(39)%
Client B	5,259	9,300	(4,041)	(43)	24	56	(32)	(58)
Other clients	5,367	4,198	1,169	28	38	44	(6)	(13)
Clients implemented in 2010	5,533	1,394	4,139	297	31	6	25	417
Clients implemented in 2011	352	—	352	nm	2	—	2	nm
Total	24,689	30,449	(5,760)	(19)%	135	171	(36)	(21)%
Provision for refunds	(304)	(120)	(184)	(153)	—	—	—	nm
Net Revenue	$24,385	$30,329	$(5,944)	(20)%	135	171	(36)	(21)%

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

Despite the growth from new clients, we continue to see revenue decline from our two most significant clients, both of which are PPOs. While our new client additions have offset some of the declines, we expect that revenues will continue to decline further as a result of the loss of business from our two largest clients.

The following table details the change in revenue generated from different client groups for the periods ended June 30:

	Second Quarter
	2011			2010			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
PPOs	10	$5,705	50.2%	9	$12,312	76.9%	$(6,607)	(54)%
TPAs	20	4,198	36.9	9	2,434	15.2	1,764	72
Direct/Insurance Companies	3	1,473	12.9	3	1,272	7.9	201	16
Total	33	$11,376	100.0%	21	$16,018	100.0%	$(4,642)	(29)%

The following table details the change in revenue generated from different client groups for the periods ended June 30:

	Six months
	2011			2010			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
PPOs	10	$13,461	54.5%	9	$23,779	78.1%	$(10,318)	(43)%
TPAs	20	7,971	32.3	9	4,171	13.7	3,800	91
Direct/Insurance Companies	3	3,257	13.2	3	2,499	8.2	758	30
Total	33	$24,689	100.0%	21	$30,449	100.0%	$(5,760)	(19)%

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

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Second Quarter
					Change
($ in thousands)	2011	% of net revenue	2010	% of net revenue	$	%
Provider payments	$8,815	78.0%	$11,688	73.2%	$(2,873)	(25)%
Administrative fees	503	4.4	984	6.2	(481)	(49)
Claims administration and provider development	1,146	10.1	1,188	7.4	(42)	(4)
Total cost of revenues	$10,464	92.5%	$13,860	86.8%	$(3,396)	(25)%

The following table sets forth a comparison of the components of our cost of revenues, for the periods presented ended June 30:

	Six Months
					Change
($ in thousands)	2011	% of net revenue	2010	% of net revenue	$	%
Provider payments	$18,624	76.4%	$22,102	72.9%	$(3,478)	(16)%
Administrative fees	1,175	4.8	1,753	5.8	(578)	(33)
Claims administration and provider development	2,253	9.2	2,408	7.9	(155)	(6)
Total cost of revenues	$22,052	90.4%	$26,263	86.6%	$(4,211)	(16)%

Provider payments.  The 25% and 16% decrease in provider payments for the second quarter and first half of 2010, respectively, is consistent with the decline in revenue, primarily related to our two significant clients. The increase in provider payments as a percentage of net revenues compared to the same prior year periods is primarily due to the following:

•	A shift in mix from clients that generate higher margins, relative to other clients, primarily as a result of the loss a large payor group by our largest client; and

•
A shift in mix from higher margin categories, such as laboratory and infusion services, to lower margin categories, such as dialysis services. In addition, margins on dialysis services claims declined as a result of a shift to service providers with which we have less advantageous pricing resulting in pressure on contribution margin.

Administrative fees. Administrative fees paid in the second quarter to clients as a percent of net revenues decreased to 4.4% compared to 6.2% in the same prior year period. Administrative fees paid to clients during the six months ended June 30, 2011 decreased to 4.8% compared to 5.8% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees, primarily clients implemented in 2010.

Claims administration and provider development. Our claims administration organization consists of our operations and information technology groups.  Our operations group is responsible for all aspects of the claims management and processing including billing, quality assurance and collections efforts. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process.  Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors. The following table sets forth a comparison of the groups related to claims administration and provider development for the periods presented ended June 30:

	Second Quarter				Six months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Claims administration	$795	$710	$85	12%	$1,583	$1,396	$187	13%
Provider development	351	478	(127)	(27)	670	1,012	(342)	(34)
Total cost of revenues	$1,146	$1,188	$(42)	(4)%	$2,253	$2,408	$(155)	(6)%

The increase in claims administration costs and decrease in provider development costs are primarily due to changes in headcount. Effective January 1, 2011, the Company strategically realigned personnel within departments based on responsibilities and functionality in order to achieve a more productive alignment. As a result, five positions were realigned out of the provider development group; three were allocated to the finance group (classified as Selling, General and Administrative) and two to the operations group. The following table details the change in average headcount in the groups related to claims administration and provider development for the periods presented ended June 30:

Headcount (average)	2011	2010
Operations	23	21
Information technology	14	13
Total claims administration	37	34

Provider development	9	15

Contribution Margin

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues. The following table sets forth a comparison of contribution margin percentage for the periods ended June 30:

	Second Quarter			Six Months
	2011	2010	Percent Change	2011	2010	Percent Change
Contribution margin	7.5%	13.2%	(5.7)%	9.6%	13.4%	(3.8)%

The factors driving the overall decline in contribution margin percentage was discussed in the cost of revenue section. Our contribution margin percentage fluctuates over time due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of claims administration and provider development, and changes in the mix of services we provide.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The following table sets forth a comparison of our SG&A expenses for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Selling, general and administrative expenses	$1,628	$1,481	$147	10%	$3,165	$3,276	$(111)	(3)%
Percentage of total net revenues	14.4%	9.3%			13.0%	10.8%

SG&A expenses as a percentage of total net revenues increased during the three and six months ended June 30, 2011 compared to the same prior year periods is due primarily to the decline in net revenues compared to the same periods.

The 10% increase in SG&A expenses during the three months ended June 30, 2011 as compared to the same prior year period is primarily the result of the strategic realignment which was effective January 1, 2011. As a result, three employees were realigned out of the provider development group and allocated to the finance group.

SG&A expenses for the six months ended June 30, 2010 include severance charges of approximately $143,000 related to the departure of our former Chief Financial Officer. Excluding those severance charges, SG&A expenses increased approximately $32,000, or 1%, in the six months ended June 30, 2011 compared to the same prior year period.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ended June 30:

	Second Quarter				Six month
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Depreciation	$159	$160	$(1)	(1)%	$318	$310	$8	3%
Amortization	32	32	—	—	64	64	—	—
Total Depreciation and Amortization	$191	$192	$(1)	(1)%	$382	$374	$8	2%

Income Tax Provision

The effective income tax rates for the three and six months ended June 30, 2011 and 2010 were different from the statutory United States federal income tax rate of 34% primarily due to state income taxes and permanent differences. Reconciliations of the differences for the periods presented are disclosed in Item 1, Financial Statements, Note 5.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2011 the Company had working capital of $12.0 million compared to $12.6 million at December 31, 2010.  Our cash and cash equivalents balance decreased to $11.4 million as of June 30, 2011 compared to $14.5 million at December 31, 2010.  The decrease in cash during the first quarter of 2011 is primarily related to the timing of payments to providers as of June 30, 2011 compared to December 31, 2010, as well as the decline in claims volume and resulting revenue and losses during the six months ended June 30, 2011, compared to the same prior year period.

For the three and six months ended June 30, 2011, operating activities used net cash of approximately 2.8 million, the primary components of which were a net loss of approximately $867,000, adjusted for non-cash items including: share-based compensation expense of approximately $445,000, depreciation and amortization of approximately $381,000, amortization of warrant costs of approximately $67,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $125,000, and a decrease in deferred taxes of approximately $330,000, as well as, a net cash outflow from net operating assets and liabilities of approximately $2.6 million.  The net cash outflow from net operating assets and liabilities was due primarily to a decline in revenue during the six months ended June 30, 2011 and losses of $745,000 as compared to prior periods and the timing of payments to providers and receipts from payors as of June 30, 2011 compared to December 31, 2010.

Investing activities during the six months ended June 30, 2011 were comprised mainly of investments in software development of approximately $353,000.  The software development costs relate primarily to enhancements of our internal billing system.

The company had no net cash provided by financing activities during the three and six months ended June 30, 2011.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended June 30, 2011 and June 30, 2010, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2011 or 2010 or for the periods then ended.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.    OTHER INFORMATION

ITEM 1A.    Risk Factors

The Company has experienced declining revenue over the last two years primarily as a result of the decline in business from its two largest clients. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to a certain level of profitability.

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2010 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.

ITEM 5.    Other Information

The Company has postponed the date of its 2011 Annual Meeting of Stockholders, originally scheduled for May 23, 2011. The meeting is now scheduled for September 26, 2011.

The date of the 2011 Annual Meeting will be more than 30 days after the anniversary date of the 2010 Annual Meeting. Pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, stockholders may present proposals for inclusion in the Company's proxy statement for the 2011 Annual Meeting by submitting their proposals to the Company at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, Texas 75240, Attention: Chief Executive Officer, a reasonable time before the Company begins to print and send its proxy materials.

ITEM 6.    Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American Caresource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 12, 2011	By:	/s/ Kenneth S. George
Kenneth S. George
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2011	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)