Form 10-Q
period 2011-09-30
American Caresource Holdings, Inc.
filed 2011-11-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on November 7, 2011 was 17,072,848.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues	$11,496	$14,763	$35,881	$45,092
Cost of revenues:
Provider payments	9,091	11,069	27,715	33,171
Administrative fees	616	799	1,791	2,552
Claims administration and provider development	1,008	1,189	3,261	3,597
Total cost of revenues	10,715	13,057	32,767	39,320

Contribution margin	781	1,706	3,114	5,772

Selling, general and administrative expenses	1,778	1,446	4,943	4,722
Goodwill impairment charge	4,361	—	4,361	—
Depreciation and amortization	204	197	585	571
Total operating expenses	6,343	1,643	9,889	5,293

Operating income (loss)	(5,562)	63	(6,775)	479

Other Income	8	24	32	85

Income (loss) before income taxes	(5,554)	87	(6,743)	564
Income tax provision	969	43	647	220
Net income (loss)	$(6,523)	$44	$(7,390)	$344
Earnings (loss) per common share:
Basic	$(0.38)	$0.00	$(0.44)	$0.02
Diluted	$(0.38)	$0.00	$(0.44)	$0.02

Basic weighted average common shares outstanding	17,011	16,631	16,978	16,413
Diluted weighted average common shares outstanding	17,011	17,124	16,978	17,169

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$11,061	$14,512
Accounts receivable, net	3,780	5,510
Prepaid expenses and other current assets	553	532
Deferred income taxes	6	237
Total current assets	15,400	20,791

Property and equipment, net	1,906	1,824

Other assets:
Deferred income taxes	226	609
Other non-current assets	78	340
Intangible assets, net	928	1,025
Goodwill	—	4,361
	$18,538	$28,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to service providers	$3,056	$6,718
Accounts payable and accrued liabilities	1,503	1,446
Total current liabilities	4,559	8,164

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 17,072 and 16,922 shares issued and outstanding in 2011 and 2010, respectively	171	169
Additional paid-in capital	22,183	21,602
Accumulated deficit	(8,375)	(985)
Total shareholders' equity	13,979	20,786
	$18,538	$28,950

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2010	16,922	$169	$21,602	$(985)	$20,786
Net loss	—	—	—	(7,390)	(7,390)
Stock-based compensation expense	—	—	632	—	632
Issuance of common stock upon conversion of equity incentive awards, net of tax withholdings	150	2	(51)	—	(49)
Balance at September 30, 2011	17,072	$171	$22,183	$(8,375)	$13,979

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,390)	$344
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Stock-based compensation expense	632	606
Depreciation and amortization	585	571
Goodwill impairment charge	4,361	—
Unrealized gain on warrant derivative	—	(18)
Amortization of long-term client agreement	187	187
Client administration fee expense related to warrants	67	150
Deferred income taxes	615	193
Changes in operating assets and liabilities:
Accounts receivable	1,730	1,072
Prepaid expenses and other assets	(81)	22
Accounts payable and accrued liabilities	76	(287)
Due to service providers	(3,662)	(2,313)
Net cash provided by (used) in operating activities	(2,880)	527

Cash flows from investing activities:
Investment in software development costs	(513)	(283)
Additions to property and equipment	(58)	(282)
Net cash (used) in investing activities	(571)	(565)

Cash flows from financing activities:
Proceeds from exercise of equity incentive awards	—	157
Net cash provided by financing activities	—	157

Net increase (decrease) in cash and cash equivalents	(3,451)	119
Cash and cash equivalents at beginning of period	14,512	11,868

Cash and cash equivalents at end of period	$11,061	$11,987

Supplemental cash flow information:
Cash paid for taxes	$65	$134

Supplemental non-cash financing activity:
Income tax withholdings on conversion of equity incentives	$37	$19

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2011 and December 31, 2010 and operating results are for the three and nine months ended September 30, 2011 and 2010, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 18, 2011.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2011, its net revenues would have been approximately $2.4 million and $8.2 million, respectively. For the three and nine months ended September 30, 2010, its net revenues would have been approximately $3.7 million and $11.9 million, respectively.

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

During the three and nine months ended September 30, 2011 and 2010, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended September 30, 2011					Periods ended September 30, 2010
	As of September 30, 2011	Three months		Nine months		As of September 30, 2010	Three months		Nine months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Client A	$1,627	$3,964	34%	$12,142	34%	$2,747	$6,708	45%	$22,265	49%
Client B	756	2,535	22	7,794	22	1,789	3,889	26	13,189	29
All Others	1,556	5,130	45	16,382	45	2,013	4,226	29	9,818	22
Allowance for Uncollectable Receivables/Provision for refunds	(159)	(133)	(1)	(437)	(1)	(204)	(60)	—	(180)	—
	$3,780	$11,496	100%	$35,881	100%	$6,345	$14,763	100%	45,092	100%

3. Earnings (Loss) Per Share

The following table details the reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share (amounts in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) for basic earnings per share	$(6,523)	$44	$(7,390)	$344
Less:
Change in fair value of warrant derivative liability	—	2	—	18
Net loss for diluted earnings per share	$(6,523)	$42	$(7,390)	$326

Denominator:
Weighted-average basic and diluted common shares outstanding	17,011	16,631	16,978	16,413
Assumed conversion of dilutive securities:
Stock options	—	239	—	282
Stock warrants	—	254	—	474
Restricted stock units	—	—	—	—
Potentially dilutive common shares	—	493	—	756

Denominator for diluted earnings per share -- Adjusted weighted average shares	17,011	17,124	16,978	17,169

Earnings (loss) per common share:
Basic	$(0.38)	$0.00	$(0.44)	$0.02
Diluted	$(0.38)	$0.00	$(0.44)	$0.02

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the nine months ended September 30, 2011, options to purchase approximately 2.4 million shares of common stock, warrants to purchase 475,000 shares of common stock and approximately 41,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three and nine months ended September 30, 2011, the Company capitalized $160,000 and $513,000, respectively. During the three and nine months ended September 30, 2010, the Company capitalized approximately $101,000 and $283,000, respectively.

5. Income Taxes

Income tax provision (benefit) for the nine months ended September 30 differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2011	2010
Computed “expected” tax provision (benefit) at statutory rates	$(2,293)	$192
Change in valuation allowance	2,906	—
Permanent differences	(19)	(507)
Shortfall from restricted stock units conversion	42	—
Warrant deduction	—	511
State taxes	14	37
Other	(3)	(13)
Total income tax provision	$647	$220

At September 30, 2011 the Company determined a valuation allowance against its federal deferred tax assets was necessary. A valuation allowance of approximately $2.9 million was recorded in the third quarter of 2011, which is included in the income tax provision for the three and nine months ended September 30, 2011. Due to the nature and timing of the deferred tax liabilities, the valuation allowance was established against the net deferred tax assets except for the Texas margin tax carryforward of approximately $232,000.
Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	2011	2010
Deferred tax assets:
Operating loss carryforward	$1,038	$101
Accounts receivable allowance	56	69
Warrants	202	179
Texas tax credit carryforward	232	238
Stock option compensation	1,251	1,140
Goodwill	873	—
Accrued expenses	246	203
Alternative Minimum Tax credit carryforwards	16	16
Total deferred tax assets	3,914	1,946
Deferred tax liabilities:
Goodwill	—	(563)
Property and equipment	(713)	(496)
Prepaid expense	(63)	(41)
Total deferred tax liabilities	(776)	(1,100)
Valuation allowance	(2,906)	—
Net Deferred Tax Assets	$232	$846

The Company was notified during the nine months ended September 30, 2011 of an examination by tax authorities for its U.S. federal return for the year ended 2009. The examination began in April 2011 and is currently in process.

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

During the three and nine months ended September 30, 2011, we recognized compensation costs of approximately $11,000 and $25,000, respectively, associated with the warrant. The cost has been adjusted for the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

7. Severance Charge

On July 25, 2011, the Board of Directors accepted the resignation of David S. Boone from his positions with the Company, including his positions as President, Chief Executive Officer and director.

In connection with his resignation, Mr. Boone entered into a severance agreement and general release with the Company, effective July 25, 2011. Under the agreement, Mr. Boone will receive, in addition to any base compensation owed and earned but unused vacation pay, severance payments over a six month period that in the aggregate equal six months' worth of his annual base compensation, and has the right to continue participation in the Company-sponsored group health insurance plan in accordance with COBRA. In addition, the terms of his vested but unexercised stock options were extended to, and expire on, October 10, 2011. During the three months ended September 30, 2011, the company recorded a severance charge of approximately $263,000 in connection with the severance agreement. The charge is included in selling, general and administrative expenses on the condensed consolidated statement of operations. In addition, in September 2011, Mr. Boone executed a cashless exercise of 209,000 options, which resulted in 84,000 shares of common stock being issued to Mr. Boone.

8. Goodwill Impairment

As of September 30, 2011 and prior to our December 31 annual impairment test, the Company concluded that impairment indicators existed based upon, among other things, the decline in market capitalization, revenue declines of the Company's two most significant client accounts and operating results for the nine months ended September 30, 2011, which required the performance of an interim impairment test. As a result, the Company performed the generally recognized threshold goodwill impairment test (step 1) which indicated that the fair value of the Company (single reporting unit), based primarily on the trading value of the Company's common stock plus an estimated control premium, was less than the book value of its net assets. Therefore, the required next analysis of the assessment was performed (step 2), in which the implied fair value of the Company's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the Company is allocated to all of those assets and liabilities (including both recognized and unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the purchase price paid. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations.
As a result of our preliminary interim impairment assessment, the Company recognized an estimated non-cash goodwill impairment charge of $4.4 million as of September 30, 2011, representing the entire balance of goodwill. In addition, at this interim date, the Company also reviewed the carrying value of the other identifiable intangible assets, which is limited to our ancillary provider network, to determine if impairment exists. Based on this analysis, the Company concluded that no impairment of the ancillary provider network existed as of September 30, 2011. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges, but a valuation allowance was immediately provided.
The impairment was primarily the result of our continued declining total revenues as a result of declines in revenue and claims volume from our two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact our operations or cash flows. Due to the complexity of the process, the Company will not fully complete the measurement of the implied fair value of goodwill and other intangible assets under step 2 of the test until the fourth quarter of 2011 and, accordingly, the goodwill impairment charge included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 represents an estimate. Any adjustments to these amounts, which could be material, resulting from the completion of step 2 will be recognized during the fourth quarter of 2011.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national health care policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including the economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, shifts from higher margin services to services with lower profit margins, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that are impacting the Company’s key clients and the resulting transition plans, changes in the business decisions by significant clients, increased competition, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2010 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2011 and its financial condition at September 30, 2011.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) works to help employers control healthcare costs by offering cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including preferred provider organizations ("PPOs"), third party administrators (“TPAs”), insurance companies, large self-funded organizations and various employee groups.  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs throughout its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

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

The Company has experienced declining revenue over the last two years and three consecutive quarters of operating losses primarily as a result of the decline in claims volume from its two largest clients. We have been unable to identify new client relationships to replace the declining revenue streams and we expect revenue from the clients to continue to decline.

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

The following table sets forth a comparison of our net revenues for the following periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Net Revenues	$11,496	$14,763	(3,267)	(22)%	$35,881	$45,092	$(9,211)	(20)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
(in thousands)	2011	2010	Claims	%	2011	2010	Claims	%
Processed	73	111	(38)	(34)%	240	316	(76)	(24)%
Billed	61	76	(15)	(20)	196	247	(51)	(21)

The decrease in net revenue for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to the overall decline in claims volume. The decline was primarily the result of the following factors:

•
Loss of a significant employer group by our largest client. Claims from the group generated revenue of approximately $2.5 million in the third quarter of 2010 and $7.2 million for the nine months ended September 30, 2010. Claims from the group generated approximately $35,000 and $535,000 during the three and nine months ended September 30, 2011, respectively;

•
The ongoing transition status of our other key account related to a business combination resulting in declining revenues as it transitions its payors and employer groups to network alternatives; we expect revenue from the account to be significantly impacted in 2012 by the completion of the transition;

•	Stronger presence of larger carriers in the market, which resulted in loss of market share;

•	The change in patient and specialty mix and benefit plan design changes, which has resulted in the increase in non-covered benefits; and

•
The extended sales cycle as we focus our sales efforts more heavily on the TPA and direct payor market. For the nine months ended September 30, 2010, we added 11 new client accounts as compared to 3 during the nine months ended September 30, 2011.

The decline in net revenue was mitigated by $1.1 million and $5.2 million of incremental revenue generated in the three and nine months ended September 30, 2011, respectively, from 13 new clients implemented in 2010. We have only implemented three new clients in 2011.

Despite the growth from our new clients, we continue to see revenue attrition in our two most significant client accounts, both of which are PPOs. Our second largest client continues to transition its payors and employer groups to alternative network options as a result of a business combination. While the Company has an enforceable contract in effect through May 2012, our client continues its transition, negatively impacting the claims volume and revenue generated from the account. We anticipate the transition will continue throughout 2012 and will be complete by December 31, 2012, significantly impacting the claims and revenue generated from the account during 2012 and thereafter.

The following table details the change in client accounts for the periods ended September 30:

	Net Revenue				Billed Claims Volume
	Third Quarter		Change		Third Quarter		Change
(in thousands)	2011	2010	$	%	2011	2010	Claims	%
Client A	$3,964	$6,708	$(2,744)	(41)%	18	29	(11)	(38)%
Client B	2,535	3,889	(1,354)	(35)	10	19	(9)	(47)
Other clients	1,972	2,475	(503)	(20)	15	20	(5)	(25)
Clients implemented in 2010	2,868	1,751	1,117	64	16	8	8	100
Clients implemented in 2011	290	—	290	nm	2	—	2	nm
Total	11,629	14,823	(3,194)	(22)%	61	76	(15)	(20)%
Provision for refunds	(133)	(60)	(73)	nm	—	—	—	nm
Net Revenue	$11,496	$14,763	$(3,267)	(22)%	61	76	(15)	(20)%

The following table details the change in client accounts for the periods ended September 30:

	Net Revenue				Billed Claims Volume
	Nine Months		Change		Nine Months		Change
(in thousands)	2011	2010	$	%	2011	2010	Claims	%
Client A	$12,142	$22,265	$(10,123)	(45)%	58	95	(37)	(39)%
Client B	7,794	13,189	(5,395)	(41)	34	75	(41)	(55)
Other clients	7,339	6,673	666	10	54	63	(9)	(14)
Clients implemented in 2010	8,401	3,145	5,256	167	46	14	32	228
Clients implemented in 2011	642	—	642	nm	4	—	4	nm
Total	36,318	45,272	(8,954)	(20)%	196	247	(51)	(21)%
Provision for refunds	(437)	(180)	(257)	(143)	—	—	—	nm
Net Revenue	$35,881	$45,092	$(9,211)	(20)%	196	247	(51)	(21)%

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

The following table details the change in revenue generated from different client groups for the periods ended September 30:

	Third Quarter
	2011			2010			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
PPOs	11	$6,782	58.3%	11	$10,458	70.6%	$(3,676)	(35)%
TPAs	23	3,505	30.1	17	2,645	17.8	860	33
Direct/Insurance Companies	3	1,342	11.5	3	1,720	11.6	(378)	(22)
Total		$11,629	100.0%		$14,823	100.0%	$(3,194)	(22)%

The following table details the change in revenue generated from different client groups for the periods ended September 30:

	Nine Months
	2011			2010			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
PPOs	11	$20,243	55.7%	11	$34,237	75.6%	$(13,994)	(41)%
TPAs	23	11,476	31.6	17	6,816	15.1	4,660	68
Direct/Insurance Companies	3	4,599	12.7	3	4,219	9.3	380	9
Total		$36,318	100.0%		$45,272	100.0%	$(8,954)	(20)%

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

The following tables set forth a comparison of the components of our cost of revenues, for the periods presented ended September 30:

	Third Quarter
					Change
($ in thousands)	2011	% of net revenue	2010	% of net revenue	$	%
Provider payments	$9,091	79.1%	$11,069	75.0%	$(1,978)	(18)%
Administrative fees	616	5.4	799	5.4	(183)	(23)
Claims administration and provider development	1,008	8.7	1,189	8.0	(181)	(15)
Total cost of revenues	$10,715	93.2%	$13,057	88.4%	$(2,342)	(18)%

	Nine Months
					Change
($ in thousands)	2011	% of net revenue	2010	% of net revenue	$	%
Provider payments	$27,715	77.2%	$33,171	73.5%	$(5,456)	(16)%
Administrative fees	1,791	5.0	2,552	5.7	(761)	(30)
Claims administration and provider development	3,261	9.1	3,597	8.0	(336)	(9)
Total cost of revenues	$32,767	91.3%	$39,320	87.2%	$(6,553)	(17)%

Provider payments.  The 18% and 16% decrease in provider payments for the third quarter and nine months ended September 30, 2011, respectively, is consistent with the decline in revenue, primarily related to our two significant clients. The increase in provider payments as a percentage of net revenues compared to the same prior year periods is primarily due to the following:

•
A shift in mix from clients that generate higher margins, relative to other clients, primarily as a result of (1) the loss a large payor group by our largest client which carried advantageous pricing relative to our other clients and (2) more competitive pricing associated with our TPAs and direct payor clients relative to other clients; and

•
A shift in mix from higher margin categories, such as diagnostic imaging services, to lower margin categories, such as dialysis services. In addition, margins on dialysis services claims declined as a result of a shift to service providers with which we have less advantageous pricing resulting in pressure on contribution margin.

Administrative fees. Administrative fees paid to clients as a percent of net revenues was 5.4% for the three months ended September 30, 2011 and 2010. Administrative fees paid to clients during the nine months ended September 30, 2011 decreased to 5.0% compared to 5.7% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees, primarily clients implemented in 2010.

Claims administration and provider development. Our claims administration organization consists of our operations and information technology groups.  Our operations group is responsible for all aspects of the claims management and processing including billing, quality assurance and collections efforts. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process.  Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors. The following table sets forth a comparison of the groups related to claims administration and provider development for the periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Claims administration	$710	$750	$(40)	(5)%	$2,293	$2,146	$147	7%
Provider development	298	439	(141)	(32)	968	1,451	(483)	(33)
Total cost of revenues	$1,008	$1,189	$(181)	(15)%	$3,261	$3,597	$(336)	(9)%

The decrease in claims administration and provider development costs are primarily due to changes in headcount. Effective January 1, 2011, the Company strategically realigned personnel within departments based on responsibilities and functionality in order to achieve a more productive alignment. As a result, five positions were realigned out of the provider development group;

three were allocated to the finance group (classified as selling, general and administrative expenses) and two to the operations group. The following table details the change in average headcount in the groups related to claims administration and provider development for the periods presented ended September 30:

Headcount (average)	2011	2010
Operations	21	22
Information technology	14	14
Total claims administration	35	36

Provider development	9	12

In addition, claims administration costs increased during the nine months ended September 30, 2011 compared to the prior year period due to the timing and status of certain internal software development projects. During the nine months ended September 30, 2010, we incurred higher project development costs compared to the current year period, primarily related to our internal repricing and billing system. A significant portion of the project was completed as of June 30, 2011.

Contribution Margin

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues. The following table sets forth a comparison of contribution margin percentage for the periods ended September 30:

	Third Quarter			Nine Months
	2011	2010	Percent Change	2011	2010	Percent Change
Contribution margin	6.8%	11.6%	(4.8)%	8.7%	12.8%	(4.1)%

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, travel costs, sales commissions, sales materials, other marketing related expenses, costs of corporate operations, finance and accounting, human resources and other general operating expenses of the Company. The following table sets forth a comparison of our SG&A expenses for the periods presented ending September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Selling, general and administrative expenses	$1,778	$1,446	$332	23%	$4,943	$4,722	$221	5%
Percentage of total net revenues	15.5%	9.8%			13.8%	10.5%

SG&A expenses as a percentage of total net revenues increased during the three and nine months ended September 30, 2011 compared to the same prior year periods, due primarily to the decline in net revenues compared to the same prior year periods.

The 23% increase in SG&A expenses during the three months ended September 30, 2011 as compared to the same prior year period is primarily the result of a severance charge of approximately $263,000 related to the resignation of our former Chief Executive Officer. Excluding the severance charge, SG&A increased 5% in the third quarter of 2011 compared to the same prior year period. During the three months ended September 30, 2011, we incurred approximately $66,000 of consulting costs related to the analysis of various strategic initiatives related to our mix of services, development of new services and programs, and sales and marketing efforts. The analysis will continue in the fourth quarter of 2011.

SG&A expenses for the nine months ended September 30, 2010 included a severance charge of approximately $143,000 related to the departure of our former Chief Financial Officer. Excluding that severance charge and the severance charge during

2011, SG&A expenses increased approximately $101,000, or 2%, in the nine months ended September 30, 2011 compared to the same prior year period. During the nine months ended September 30, 2011, we incurred approximately $71,000 of consulting costs related to the analysis of various strategic initiatives related to our mix of services, development of new services and programs, and sales and marketing efforts. The analysis will continue in the fourth quarter of 2011.

Goodwill Impairment Charge

As of September 30, 2011 and prior to our December 31 annual impairment test, the Company concluded that impairment indicators existed based upon, among other things, the decline in market capitalization, revenue declines of the Company's two most significant client accounts and operating results for the nine months ended September 30, 2011, which required the performance of an interim impairment test. As a result, the Company performed the generally recognized threshold goodwill impairment test (step 1) which indicated that the fair value of the Company (single reporting unit), based primarily on the trading value of the Company's common stock plus an estimated control premium, was less than the book value of its net assets. Therefore, the required next analysis of the assessment was performed (step 2), in which the implied fair value of the Company's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the Company is allocated to all of those assets and liabilities (including both recognized and unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the purchase price paid. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations.
As a result of our preliminary interim impairment assessment, the Company recognized an estimated non-cash goodwill impairment charge of $4.4 million as of September 30, 2011, representing the entire balance of goodwill. In addition, at this interim date, the Company also reviewed the carrying value of the other identifiable intangible assets, which is limited to our ancillary provider network, to determine if impairment exists. Based on this analysis, the Company concluded that no impairment of the ancillary provider network existed as of September 30, 2011. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges, but a valuation allowance was immediately provided.
The impairment was primarily the result of our continued declining total revenues as a result of declines in revenue and claims volume from our two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact our operations or cash flows. Due to the complexity of the process, the Company will not fully complete the measurement of the implied fair value of goodwill and other intangible assets under step 2 of the test until the fourth quarter of 2011 and, accordingly, the goodwill impairment charge included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 represents an estimate. Any adjustments to these amounts, which could be material, resulting from the completion of step 2 will be recognized during the fourth quarter of 2011.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ended September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%
Depreciation	$172	$165	$7	4%	$489	$475	$14	3%
Amortization	32	32	—	—	96	96	—	—
Total Depreciation and Amortization	$204	$197	$7	4%	$585	$571	$14	2%

Income Tax Provision

For the three months ended September 30, 2011 and 2010, we recorded an income tax provision of $969,000 and $43,000, respectively. During the nine months ended September 30, 2011 and 2010, we recorded an income tax provision of $647,000 and $220,000, respectively. At September 30, 2011 we determined a valuation allowance against our federal deferred tax assets was necessary. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future. As a result, we recorded a non-cash charge of $2.9 million during the third quarter of 2011, which is included in the income tax provision for the three and nine months ended September 30, 2011. Our remaining deferred tax assets of approximately $232,000 at September 30, 2011 are related primarily to our tax obligations in the state of Texas.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2011 the Company had working capital of $10.8 million compared to $12.6 million at December 31, 2010.  Our cash and cash equivalents balance decreased to $11.1 million as of September 30, 2011 compared to $14.5 million at December 31, 2010.  The decrease in cash during the nine months ended September 30, 2011 is primarily related to the timing of payments to providers and receipts from payors as of September 30, 2011 compared to December 31, 2010, as well as the decline in claims volume and resulting revenue and losses during the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, operating activities used net cash of approximately $2.9 million, the primary components of which were a net loss of approximately $7.4 million, adjusted for non-cash items including: goodwill impairment charge of $4.4 million, share-based compensation expense of approximately $632,000, depreciation and amortization of approximately $585,000, amortization of warrant costs of approximately $67,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $187,000, and a decrease in deferred taxes of approximately $615,000, as well as, a net cash outflow from net operating assets and liabilities of approximately $1.9 million.  The net cash outflow from net operating assets and liabilities was due primarily to a decline in revenue during the nine months ended September 30, 2011 and the timing of payments to providers and receipts from payors as of September 30, 2011 compared to December 31, 2010.

Investing activities during the nine months ended September 30, 2011 were comprised mainly of investments in software development of approximately $513,000.  The software development costs relate primarily to enhancements of our internal repricing and billing system.

The Company had no net cash provided by financing activities during the three and nine months ended September 30, 2011.

We believe our current cash balance of $11.1 million as of September 30, 2011 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  While we are generating negative cash flow, we are in the process of reducing our cash expenditures both from operating and investing activities. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of September 30, 2011.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended September 30, 2011 and September 30, 2010, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of September 30, 2011 or 2010 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A.    Risk Factors

The Company has experienced declining revenue over the last two years primarily as a result of the decline in business from its two largest clients. Our second largest client continues to transition related to a business combination. While the Company has an enforceable contract in effect through May 2012, our client continues to migrate its payors and employee groups to network alternatives, negatively impacting the claims volume from our client. We anticipate the transition to continue through 2012 and be complete by December 31, 2012. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to a certain level of profitability.

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

As previously reported, on September 21, 2011, the Company received a letter from The Nasdaq Stock Market stating that for 30 consecutive business days immediately preceding the date of the letter the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2).
The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, if during the 180 calendar days following the date of the notification, the closing bid price of the Company’s stock is at or above $1.00 for a minimum of 10 consecutive business days (subject to extension in the discretion of Nasdaq staff), the Company will regain compliance with the Minimum Bid Price Requirement.
If the Company does not achieve compliance with the Minimum Bid Price Requirement within the required period, it will be afforded an additional 180 day compliance period, provided that on the 180th day of the first compliance period it meets the continued listing requirements for market value of publicly held shares and all other applicable standards for initial listing on the Nasdaq Capital Market (except for the Minimum Bid Price Requirement) and notifies Nasdaq of its intent to cure this deficiency. If it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, its common stock will be subject to delisting.
The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

ITEM 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American Caresource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 14, 2011	By:	/s/ Kenneth S. George
Kenneth S. George
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)