Form 10-K
period 2011-12-31
American Caresource Holdings, Inc.
filed 2012-03-09
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates of the Registrant was $12,442,784 computed by reference to the price at which the Common Stock was last sold on The NASDAQ Capital Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of March 5, 2012 was 17,075,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, to be filed with the Securities and Exchange Commission not later than April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national health care policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition, the Company’s inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including in this annual report on Form 10-K for the year ended December 31, 2011.

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

ii

PART I

Item 1.                    Business.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) is an ancillary services company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, self-funded organizations, preferred provider organizations ("PPOs") and various employee groups.  The Company offers payors this solution through the following:

•
lowering its payors’ ancillary care costs throughout our network of high quality, cost effective providers that the Company has under contract at more favorable terms than the payors could generally obtain on their own; generally we provide our payor clients with 8-12% incremental savings on their ancillary healthcare services expenditures;

•
providing payors with a comprehensive network of ancillary healthcare services providers that is tailored to each payor’s specific needs and is available to each payor’s covered persons for covered services;

•	providing payors with claims management, reporting and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

The Company has assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 30 service categories. The Company has a dedicated provider development function comprised of nine full-time employees, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

We secure contracts with ancillary service providers by offering them the following:

•	inclusion in a nationwide network that provides exposure to our client payors and their aggregate member lives;

•	an array of administrative and back-office services, such as collections and appeals; and

•	increased claims volume through various "soft steerage" mechanisms.

Because we have the ability to increase our client base and our network of ancillary service providers, we can grow revenue by increasing demand as well as increasing supply. New client relationships add new member lives that will seek ancillary services, while new service provider relationships create opportunities for new and existing member lives to receive additional incremental services.

The Company's revenues continued to decline as its revenues from its two most significant clients declined. Our most significant client lost a key relationship with a large employer group, while our other significant client continued its transition plan as part of a business combination. Those factors resulted in a combined 43% decline in revenue from the two relationships compared to 2010. In addition, unlike 2010, our sales cycle lengthened and we sold 4 new accounts in 2011, as compared to 13 new accounts sold in 2010. The sales cycle was negatively impacted by the competitive nature of negotiating with TPA's and direct payors, turnover in our sales and marketing function and prospects' conflicting priorities, primarily related to technology compliance projects. In light of our declining revenues, we have attempted to maintain, and where appropriate reduce, our non-variable costs for the primary purpose of maintaining our current cash reserves. In 2011, our non-variable costs (claims administration, provider development and selling, general and administrative expenses) declined 5%, from $10.7 million in 2010, to $10.1 million, excluding the impact of severance charges. In addition, we spent approximately $85,000 of consulting fees during late-2011 related to the analysis of various strategic initiatives related to our mix of services, development of new services and programs, and sales and marketing efforts.

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

The Company has agreements with approximately 4,800 ancillary healthcare service providers operating in approximately 37,000 sites nationwide.

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

During 2011 and 2010, we generated revenue from ancillary healthcare services as follows:

Category	2011	2010
Dialysis	24%	28%
Laboratory	18	19
Durable Medical Equipment	14	13
Infusion	10	7
Diagnostic Imaging	9	10
Rehabilitation (outpatient & inpatient)	7	6
Surgery Center	6	4
Chiropractor	2	3
Long Term Acute Care/Skilled Nursing Facilities	2	2
Orthotics and Prosthetics	2	2
Other	6	6
	100%	100%

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

The Company may receive a claims submission from a payor either electronically or via a paper based claim.  As part of its relationship with the payors, the Company may pay an administrative fee to the payors for the modifications that may be required to the payor’s technology, systems and processes to create electronic connectivity with the Company, as well as for the aggregation of claims and the electronic transmission of those claims to us.

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

Ancillary data insights.  The Company has developed and continues to develop an extensive database of ancillary healthcare claims history.  The data provides insights into utilization and pricing across a wide variety of service categories, geographies, and service providers.  The Company has the ability to market this data as a value added service to its payors in the design of custom networks, and the development of ancillary healthcare management programs.

Business Strategy

The Company’s focus is strictly on the ancillary healthcare services market, a growing market that now accounts for between 20-30% of total annual healthcare spending in the United States and was estimated at $574 billion (as derived from 2006 data published by the Center for Medicare and Medicaid Services, National Health Statistics Group, U.S. Department of Commerce and Bureau of Economic Analysis and Census).   Ancillary healthcare services are cost effective alternatives to physician and hospital-based services and ancillary providers offer services in 30 different categories, including those listed under “-- Services and Capabilities--Ancillary care services.”  While most efforts are placed on managing outcomes and reducing healthcare costs associated with patient care in hospitals and in physician offices, the ancillary healthcare service market is an often over-looked, but very important emerging segment of the overall United States healthcare system.  As more and more care is delivered in highly cost effective out-patient and ancillary care settings, the need for better organization and cost containment will only increase over the next several years.

We believe that companies who understand the nuances of the ancillary healthcare market and develop the expertise to manage this de-centralized system of patient care, are able to capitalize on this market opportunity.  For example, contracting with ancillary healthcare service providers is difficult without a specific focus on the market.  This is due to the disparate nature of ancillary healthcare services and the fact that these services are offered by a wide array of providers, ranging from small independent practitioners to regional specialty practices, national providers and providers within hospital systems.  Since this market is so diverse, it has not been a focus of the major health plans and payors.  In addition, many health plans are conflicted because their existing hospital contracts may encourage the use of the hospital systems’ more expensive in-house ancillary services.  The Company believes that because it has developed a substantial network of providers, it has established a sustainable advantage in this market by becoming an aggregator of these services for health plans, and because it has been retained by substantial payors, it can offer healthcare providers a substantial number of patients who are entitled to receive services from payors.  In addition, our "ancillary only" contracting focus allows us to be independent of any hospital relationships that may encourage retaining all ancillary services within the more expensive hospital setting.

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

While the Company markets its services to PPOs on an opportunistic basis, it is seeking growth from increasing its number of client payor and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing TPAs, insurance companies, large self-funded organizations and employee groups. The Company continues to derive a significant amount of its net revenues from its traditional PPO relationships, but we have shifted our focus and we now aggressively target TPAs and direct payors.    There are approximately 500 TPAs nationwide, with approximately 50 being our target market. In addition, according to research reported by the Employee Benefit Research Institute, as recently as 2008, approximately 55% of employees with health insurance were covered by a self-insured plan. Thus, the Company believes that there is a large market opportunity involved in providing a highly competitive ancillary care solution to the standard service offered by the major national insurers in select regional markets across the country.  The combination of our regionally specific networks of providers and the resulting contractual cost savings we are able to generate helps ACS’ payors compete more effectively against the major national insurers in their local markets.

The Company aggregates the lives of its various clients into buying power that exceeds the market power of any one of its clients individually. During 2011, the Company's contracts exposed us to an estimated 2.5 million covered lives. As a rapid aggregator of significant patient volume, the Company believes it will be able to continue to drive favorable contracting terms from the selected service providers in the ACS Network by directing patient volume to their practices and it will have the ability to negotiate exclusive contracts that will allow the Company to manage the full spectrum of a payor client’s ancillary healthcare benefit offerings.  The volume of collective lives we manage allows us to obtain more favorable pricing than our clients can generally obtain on their own.

Sales and Marketing

The Company markets its services to PPOs on an opportunistic basis, but primarily targets direct payors such as TPAs, insurance companies, large self-funded organizations and employee groups.  Currently, the Company utilizes both a new business sales organization of five senior sales professionals as well as an account management team of two professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new payor.  The new business sales team uses a variety of channels to reach potential clients including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences, and through strategic partnerships with market partners, independent brokers, and consultants.  The account management team is engaged with each new payor to help manage the implementation process.  In addition, an Account Manager is generally assigned to each new payor organization and is responsible for all aspects of the Company’s relationship with the entity including the expanded utilization of the Company’s services over time and the enhancement of the Company’s relationship with the payor.

Clients

The Company’s healthcare payor clients engage the Company to manage a comprehensive array of ancillary healthcare services that they and their payors have agreed to make available to their insureds or beneficiaries or for which they have agreed to provide insurance coverage.  The typical services the healthcare payors require the Company to provide include:

•	providing a comprehensive network of ancillary healthcare services providers that is available to the payor’s covered persons for covered services;

•	providing claims management, reporting, and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

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

The Company’s most significant payors include (i) HealthSmart (“HealthSmart”), which consists of HealthSmart and its affiliates, American Administrative Group (“AAG”), Interplan Health Group (“IHG”), Emerald Healthcare, and HealthSmart Accel Network (“Accel”), and (ii) Viant Holdings Inc. (“Viant”), consisting of Texas True Choice, Inc. and Beech Street Corporation.  For the years ended December 31, 2011 and 2010, ACS derived 34% and 48%, respectively, of its total net revenue from HealthSmart (including its affiliates) and 20% and 27%, respectively, of its total net revenue from Viant (including its affiliates).

In late 2008, we entered into an amendment to our agreement with HealthSmart. The amendment extended the duration of the partnership between the Company and HealthSmart through December 31, 2012. In accordance with the amendment, we paid $1.0 million to HealthSmart for various integration services. In November 2009, HealthSmart completed a recapitalization with a private investment company and HealthSmart’s other lenders.

The client contract with Viant expired on May 20, 2011 but automatically renewed for a one-year period and for successive one year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Since the Company has not received written notice of non-renewal, the contract term has been automatically extended through May 20, 2013. Such contract may be terminated upon thirty (30) days’ notice in the event of a breach.  In March 2010, Viant was acquired by MultiPlan, Inc. ("MultipPlan"), a provider of PPO network and related transaction-based solutions. Subsequent to the business combination, our client began to migrate its payors and employee groups to network alternatives, negatively impacting claims volume from our client. We anticipate the transition to continue through 2012 and be complete by December 31, 2012, which will significantly impact our revenue and claims volume from the client.

We have generated a significant portion of our net revenues from these two clients (54% in 2011 and 75% in 2010), but because of the nature of the relationships, we do not have the ability to competitively impact the relationships these organizations have with their clients, which are direct payors. Because we have secondary relationships with these payors and cannot have a competitive impact on the payors, we have determined that it is in our best interest to pursue clients that are direct payors, primarily TPAs. We believe we can impact relationships with direct payors through various competitive avenues, such as assisting them with more competitive pricing and plan design. During the past two years, of our 17 new clients, 16 were direct payors and TPAs. While we experienced obstacles to acquiring new client accounts in 2011, we believe that the ancillary savings and the reimbursement paid to clients for connectivity and maintaining electronic claims flow provide a solid value proposition to prospective clients and will enable us to penetrate the national TPA market in 2012.

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

Research and Development

The Company invests in its information technology infrastructure to enhance the capabilities of its databases, data retrieval tools, data exchange capabilities and claims processing engine.  In addition, the Company believes that its extensive claims database of ancillary healthcare services and costs is a strategic asset.  The Company’s capitalized development costs totaled approximately $611,000 and $402,000 during 2011 and 2010, respectively. The development expenses during those periods was related primarily to enhancement made to our internal repricing engine. The enhancements allow the Company to develop and launch a variety of innovative products and services as well as gain competitive market advantage through faster and more accurate claims processing.

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

Provisions of the health reform legislation become effective at various dates over the next several years.  The Department of Health and Human Services ("HHS"), the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue some of the necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the scope of implementing regulations and interpretive guidance, in addition to regulations and guidance yet to be issued, the phased-in nature of the implementation, litigation challenging the constitutionality of the legislation pending before the U.S. Supreme Court and possible changes to, or repeal of, the legislation by Congress, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years.  Possible adverse affects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability, and requirements for us to revise the ways in which we conduct business or risk of loss of business.  In addition, our results of operations, our financial position and cash flows could be materially adversely affected.

Section 1001 of the Affordable Care Act amended Title 27 of the Public Health Service Act of 1994, as amended (the "Public Health Service Act") to add, among other things, a new Section 2718, 'Bringing Down the Cost of Health Care Coverage.' This new provision requires health insurance issuers to publicly report “the ratio of the incurred loss (or incurred claims) plus the loss adjustment expense (or change in contract reserves) to earned premiums” and account for premium revenue related to reimbursement for clinical services, activities that improve health care quality, and all other non-claims costs. The law also requires issuers to provide annual rebates to their enrollees if their medical loss ratio ("MLR") does not meet specific targets. For issuers in the large group market, the MLR must be at least 85%, and for issuers in the smaller and individual markets, the MLR must be at least 80%. The law also gives the National Association of Insurance Commissioners (“NAIC”), subject to certification of the Secretary of the HHS, authority to develop definitions and standards by which to determine compliance with the requirements in the new § 2718(a).

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

Employees

As of March 5, 2012, the Company had 56 full-time employees and no part-time employees.

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

The Company has two clients which account for a substantial portion of its business, and failure to retain such clients or changes to these clients would have a material adverse effect on its business and results of operations. Business from these two clients has declined during the last three years, and will likely continue to decline.

Our two largest clients, HealthSmart Preferred Care, Inc. (together with its affiliates, “HealthSmart”) and Viant Holdings, Inc. (together with its affiliates, “Viant”), accounted for an aggregate of approximately 54% of our net revenue during 2011; of which 34% was derived from HealthSmart.  In 2010, our two largest clients accounted for 75% of our net revenue, of which 48% was generated from HealthSmart. The loss of either one of these clients or significant declines in the level of use of our services by one or more of these clients (as would be the case, for example, if our clients decide to contract directly with ancillary healthcare service providers), without replacement by new business, would have a material adverse effect on the Company’s business and results of operations. Our 2011 revenue from HealthSmart and Viant declined by an aggregate of 43% from its 2010 level.

The client contract with Viant expired on May 20, 2011 but automatically renewed for a one-year period and renews for successive one-year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Since the Company has not received written notice of non-renewal, the contract term has been automatically extended through May 20, 2013. Such contract may be terminated upon thirty (30) days’ notice in the event of a breach.  In addition, in March 2010, Viant was acquired by MultiPlan, Inc., a provider of PPO network and related transaction-based solutions. We expect that revenue from Viant will continue to decline as its business is integrated with its acquiror, which we anticipate will be complete by December 31, 2012. We expect this to have a significant impact on revenue generated from the client.

The client contract with HealthSmart will expire on December 31, 2012.  There can be no assurance that any client will maintain its contract with us after the expiration of the then-current term or that it will renew its contract on terms favorable to us.  In addition, HealthSmart lost an employer group effective January 1, 2011. The group accounted for approximately $9.8 million of revenue to the Company in 2010. If either of these clients loses more significant revenue sources, there will be a material impact on our revenue and results of operations.

The Company’s failure to retain such clients could have a material adverse effect on its business and results of operations.  Additionally, an adverse change in the financial condition of any of these clients, particularly HealthSmart, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business and results of operations.

Recent and pending health care reforms could materially adversely affect our revenues, financial position and our results of operations.

The enactment and implementation of health care reforms at the federal or state level may affect certain aspects of our business, including contracting with ancillary healthcare service providers; administrative, technology or other costs; provider reimbursement methods and payment rates; premium rates; coverage determinations; mandated benefits; minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; collection, use, disclosure, maintenance and disposal of individually identifiable health information; personal health records; consumer-driven health plans and health savings accounts and insurance market reforms; and government-sponsored programs.

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

Other provisions of the health reform legislation become effective at various dates over the next several years.  The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department will issue additional enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the scope of implementing regulations and interpretive guidance, in addition to regulations and guidance yet to be issued, the phased-in nature of the implementation, litigation challenging the constitutionality of the legislation pending before the U.S. Supreme Court and possible changes to, or repeal of, the legislation by Congress, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years.  Possible adverse affects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability, and requirements for us to revise the ways in which we conduct business or risk of loss of business.  In addition, our results of operations, our financial position and cash flows could be materially adversely affected.

The Company has a history of losses.

The Company incurred a net loss of $7.2 million in 2011 ($4.4 million of which related to a goodwill impairment charge), and it had an early history of losses in each year between its spinoff in 2003 through 2007. As of December 31, 2011, the Company has an accumulated deficit of approximately $8.2 million.  The Company will need to return to levels of claims volume and revenue as it had in 2008 through 2010 in order to return to profitability.  No assurances can be given that the Company's current operating volumes will not continue to decline in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services.

The length of the current sales cycle may impede the Company's efforts to add new client accounts.

During 2010, the Company sold 13 new accounts, which accounted for $11.9 million or 24% of net revenue in 2011. During 2011, our sales cycle lengthened and we sold only 4 new accounts. The sales cycle was negatively impacted by the competitive nature of negotiating with TPA's and direct payors, turnover in our sales and marketing function and prospects' conflicting priorities, primarily related to technology compliance projects. Despite efforts to strategically improve our sales and marketing function, we can give no assurances that it will not continue to be a lengthy process to convert a sales prospect into a new client account and that our revenues will not continue to decline due to the lack of new client accounts.

The current state of the global economy may reduce our revenue and profitability and harm our growth prospects.

The Company's results have been impacted by the current economic state.  First, the unemployment rate has caused fewer people to participate in insurance programs with our clients.  Second, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Third, client and/or provider consolidation within our industry could adversely affect our business.  To the extent that these trends continue, or become worse, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant clients could have a corresponding adverse effect on us.

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

The Company’s agreements with its payors, on the one hand, and the service providers, on the other, are negotiated separately.  The Company has complete discretion in negotiating both the prices it charges its payors and the financial terms of its agreements with the providers.  As a result, the Company’s profit is primarily a function of the spread between the prices it has agreed to pay the service providers and the prices the Company’s payors have agreed to pay the Company.  The Company bears the pricing/margin risk because it is responsible for providing the agreed-upon services to its payors, whether or not it is able to negotiate fees and other agreement terms with service providers that result in a positive margin for the Company.  For example, during 2011 and 2010, approximately 5% and 7%, respectively, of claims were “loss claims” (that is, where the amount paid by the Company to the provider exceeded the amount received by the Company from the corresponding payor for that particular claim) and these loss claims, in the aggregate, comprised approximately $512,000 and $1.0 million in 2011 and 2010, respectively. There can be no assurances that the loss claim percentage will not be higher in future periods.  If a higher percentage of the Company’s claims resulted in a loss, its results of operations and financial position would be adversely affected.

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

HIPAA provides safeguards to ensure the integrity and confidentiality of health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, fines or imprisonment, or both. Although we provide thorough training to our employees and we intend to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on our business.

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

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of March 5, 2012, the Company had 17,075,662 shares of its Common Stock outstanding.  The outstanding shares are either freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act, or are “restricted shares” as that term is defined under the Securities Act, and may be sold from time to time pursuant to a registration statement which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At March 5, 2012, warrants to purchase 358,334 shares of Common Stock of the Company were outstanding, and options to purchase 2,189,522 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan and the 2009 Equity Incentive Plan.  At March 5, 2012, restricted stock units (“RSUs”) relating to 18,086 shares of common stock were outstanding under our 2009 Equity Incentive Plan.  In addition, an aggregate of 1,669,618 shares of the Common Stock of the Company remain available for future grants of RSUs, options and other equity under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan.  If all of the outstanding warrants are exercised, all options available under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan are issued and exercised and all RSUs are converted, there will be approximately 21,311,180 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of March 5, 2012, our officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 48.7% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

We are subject to the listing requirements of the NASDAQ Capital Market and there can be no assurances that we will continue to satisfy these listing requirements.

On September 21, 2011, the Company received a letter from NASDAQ stating that for 30 consecutive business days immediately preceding the date of the letter the Company's common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2).

Under the NASDAQ Listing Rules, if on or prior to March 19, 2012, the closing bid price of the Company's stock is at or above $1.00 for a minimum of 10 consecutive business days (subject to extension in the discretion of NASDAQ staff), the Company will regain compliance with the Minimum Bid Price Requirement. As of the date of this annual report on Form 10-K, the Company will not meet this requirement by March 19, 2012.

The Company will be afforded an additional 180-day compliance period, provided that on March 19, 2012 it meets the continued listing requirements for market value of publicly held shares (at least $1 million) and all other applicable standards for initial listing on the NASDAQ Capital Market (except for the Minimum Bid Price Requirement) and notifies NASDAQ of its intent to cure this deficiency. If it appears to NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, its common stock will be subject to delisting.

The Company continues to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the NASDAQ Listing Rules.

If we are delisted from The NASDAQ Capital Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others,

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

Item 2.                     Properties.

The Company occupies a total of 16,449 square feet of office space, all of which is leased.  The leased space comprises our principal executive offices, which is located at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, TX 75240, pursuant to a lease that expires on March 31, 2013.  Included in the 16,449 square feet are 7,100 square feet of space added to our original lease by means of an amendment to the lease executed in February 2009.  This amendment stipulated on February 1, 2010, the premises would increase by 2,254 square feet increasing our total office space to 18,703 square feet. Late in 2011, the Company agreed to a partial termination by which the 2,254 square feet reverted back to the lessor. The Company does not own or lease any other real property and believes its offices are suitable to meet its current needs.

Item 3.                     Legal Proceedings.

None.

Item 4.                     Mine Safety Disclosures.

Not applicable.

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

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our Common Stock on NASDAQ from January 1, 2010 through December 31, 2011.

	High	Low
2011
Fourth Quarter Ended December 31	$0.74	$0.30
Third Quarter Ended September 30	1.55	0.45
Second Quarter Ended June 30	1.90	1.35
First Quarter Ended March 31	1.95	1.38
2010
Fourth Quarter Ended December 31	$1.62	$1.30
Third Quarter Ended September 30	1.69	1.31
Second Quarter Ended June 30	2.20	1.55
First Quarter Ended March 31	2.91	1.46

The closing price on NASDAQ for our Common Stock on March 5, 2012 was $0.48.

On September 21, 2011, the Company received a letter from NASDAQ stating that for 30 consecutive business days immediately preceding the date of the letter the Company's common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2).

Under the NASDAQ Listing Rules, if on or prior to March 19, 2012, the closing bid price of the Company's stock is at or above $1.00 for a minimum of 10 consecutive business days (subject to extension in the discretion of NASDAQ staff), the Company will regain compliance with the Minimum Bid Price Requirement. As of the date of this annual report on Form 10-K, the Company will not meet this requirement by March 19, 2012.

The Company will be afforded an additional 180-day compliance period, provided that on March 19, 2012 it meets the continued listing requirements for market value of publicly held shares (at least $1 million) and all other applicable standards for initial listing on the NASDAQ Capital Market (except for the Minimum Bid Price Requirement) and notifies NASDAQ of its intent to cure this deficiency. If it appears to NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, its common stock will be subject to delisting.

The Company continues to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the NASDAQ Listing Rules.

 Holders

As of March 5, 2012, in accordance with the records of our transfer agent, there were 131 record holders of ACS Common Stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not declared cash dividends on our Common Stock.  We intend to retain all earnings to finance future growth and do not anticipate that we will pay cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans and Sales of Unregistered Securities

The information required to be disclosed herein is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Repurchases of Securities

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2011.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the twelve month periods ended December 31, 2011 and 2010 as well as our financial position at December 31, 2011 and 2010, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) is an ancillary services company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including preferred provider organizations ("PPOs"), third party administrators (“TPAs”), insurance companies, large self-funded organizations and various employee groups.  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs throughout our network of high quality, cost effective providers that the Company has under contract at more favorable terms than the payors could generally obtain on their own; generally we provide our payor clients with 8-12% incremental savings on their ancillary healthcare services expenditures;

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

The Company continues to seek growth in the number of client payors and service provider relationships it secures by focusing on providing in-network services for its payors and aggressively pursuing additional TPAs and other direct payors as its primary sales targets. The Company believes this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary health care benefits.  The strategy should also increase the number of facilities available to existing and new members and thus increase our opportunity to capture claims volume. No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

In addition, under the medical loss ratio ("MLR") regulations included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. The Company estimates revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, denied claims, deductibles, co-payments and changes in the mix of payors, providers and service specialties utilized. Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections, as there are multiple variables that impact actual cash collections.

The following table sets forth a comparison of our net revenues for the following years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Net Revenues	$48,906	$61,201	$(12,295)	(20)%

The decrease in net revenue for the year ended December 31, 2011 as compared to 2010 was due to an overall decline in claims volume, primarily from our two most significant clients. Claims volume declined 40% and 53% from the two clients, respectively, year-over-year.

The following table sets forth a comparison of processed and billed claims for the years ended December 31:

	2011	2010
Claims processed (in thousands)	309	421
Claims billed (in thousands)	253	329

Overall claims volume declined due to the following factors:

•
Loss of a large employer group by our most significant client, which is a PPO. Claims from the group generated revenue of approximately $9.8 million during 2010. Claims from the group generated only approximately $535,000 during 2011. In addition, our client experienced erosion in its remaining client base year-over-year as a result of various competitive factors;

•
The ongoing transition status of our other significant account related to a business combination resulting in declining revenues and claims flow as our client transitions its payors and employer groups to network alternatives; we expect revenue from the account to be negatively impacted in 2012 by the transition, which we expect to be complete by December 31, 2012;

•	Stronger presence of larger carriers in the market, which resulted in loss of market share;

•	The change in patient and mix of provider specialties and benefit plan design changes, which has resulted in the increase in non-covered benefits, which negatively impacted collections on claims; and

•
An extended sales cycle as we focus our sales efforts more heavily on the TPA and direct payor market. During 2010, we added 13 new client accounts as compared to four during 2011. The accounts added in 2010 generated approximately $5.9 million of revenue in 2010, compared to $1.0 million of revenue generated from the new accounts added in 2011. The sales cycle was extended due to (1) the inherent competitive nature of negotiating with TPA's; (2) turnover in our sales and marketing function; and (3) conflicting priorities on the part of sales prospects, primarily related to technology compliance projects.

The drop in claims volume resulted in a net $19.8 million, or 43%, decline in net revenues from our two significant clients.  The decline was partially offset by the following:

•
$6.0 million of incremental revenue generated in 2011 from thirteen new clients implemented in 2010 (the clients generated $11.9 million and $5.9 million of revenue in 2011 and 2010, respectively); and

•
A movement in the mix of provider specialties that generate revenue away from lower revenue-per-claim services, primarily as a result of the loss of a large employer group by our most significant client as discussed above.

 Despite the growth from the clients implemented in 2010, we continue to see revenue attrition in our two most significant client accounts, both of which are PPOs. Our second largest client continues to transition its payors and employer groups to alternative network options as a result of a business combination. We anticipate the transition will continue throughout 2012 and will be complete by December 31, 2012, negatively impacting the claims and revenue generated from the account during 2012 and thereafter.

The following table details the change in client accounts for the years ended December 31:

	Net Revenue				Billed Claims Volume
			Change				Change
(in thousands)	2011	2010	$	%	2011	2010	Claims	%
Client A	$16,584	$29,587	$(13,003)	(44)%	75	124	(49)	(40)%
Client B	9,959	16,715	(6,756)	(40)	43	91	(48)	(53)
All other legacy clients	10,101	9,695	406	4	68	86	(18)	(21)
Clients implemented in 2010	11,901	5,899	6,002	102	61	28	33	118
Clients implemented in 2011	983	—	983	nm	6	—	6	nm
Provision for refunds	(622)	(695)	73	nm	—	—	—	nm
Total	$48,906	$61,201	$(12,295)	(20)%	253	329	(76)	(23)%

The Company is seeking growth by aggressively pursuing middle-market insurance companies, TPAs and direct payors. The Company continues to derive a significant amount of its revenues from its traditional PPO relationships, but we have shifted our focus and now aggressively target TPAs and direct payors. During 2011, revenue from TPAs, insurance companies and direct payors increased 31%, as compared to 2010. In addition, revenue from those clients was approximately 45% of total revenue, compared to 27% in 2010. A portion of our target market is Employee Retirement Income Security Act ("ERISA")-based health plans that seek cost-effective healthcare benefits for its members and present an opportunity for the Company to influence plan design and provide incentives.

The following table details the change in revenue generated from different client groups for the years ended December 31:

	2011			2010			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
PPOs	11	$27,367	55.3%	11	$44,970	72.7%	$(17,603)	(39)%
TPAs	24	16,003	32.3	20	10,601	17.1	5,402	51
Direct/Insurance Companies	3	6,158	12.4	3	6,325	10.2	(167)	(3)
Gross revenue, before provision for refunds		$49,528	100.0%		$61,896	100.0%	$(12,368)	(20)%

Periodically, we pay refunds to our payors. Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. Our provision for refunds is estimated based on historical data and is presented as an offset to revenue. The provision for the year ended December 31, 2011 was approximately $622,000 compared to approximately $695,000 for the year ended December 31, 2010. We have no direct control over the circumstances creating the need for certain refunds, but we attempt to minimize our exposure through our internal processes and procedures. One such procedure is recouping amounts paid to ancillary service providers on such claims, which offsets our exposure.

Cost of Revenues

Cost of revenues is comprised of payments to our providers, administrative fees paid to our client payors for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment, and the non-variable costs of our claims administration and ancillary service provider development organizations.  Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

The following table sets forth a comparison of the key components of our cost of revenues, for the years ended December 31:

					Change
($ in thousands)	2011	% of revenue	2010	% of revenue	$	%
Provider payments	$37,588	76.9%	$45,789	74.8%	$(8,201)	(18)%
Administrative fees	2,395	4.9	3,317	5.4	(922)	(28)
Claims administration and provider development	4,162	8.5	4,645	7.6	(483)	(10)
Total cost of revenues	$44,145	90.3%	$53,751	87.8%	$(9,606)	(18)%

Provider payments.  The 18% decrease in provider payments in 2011 compared to 2010 is consistent with the decline in net revenue, primarily related to our two significant clients.  The increase in provider payments as a percentage of net revenue compared to the prior year is primarily due to the following:

•
A shift in mix away from clients that generate higher margins, relative to other clients, primarily as a result of (1) the loss of a large employer group by our most significant client which carried advantageous pricing relative to our other clients, and (2) more competitive pricing associated with our TPA and direct payor clients relative to other clients; and

•
A shift in mix from higher margin categories, such as diagnostic imaging services, to lower margin categories, such as dialysis services. In addition, margins on dialysis services claims declined as a result of (1) a shift to service providers with which we have less advantageous pricing, and (2) the mix of demand for certain specialties. Both resulted in pressure on contribution margin.

Administrative fees. Administrative fees paid to clients as a percent of net revenue declined to 4.9% in 2011 compared to 5.4% in 2010. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees, primarily clients implemented in 2010.

Claims administration and provider development. Our claims administration organization consists of our operations and information technology groups.  Our operations group is responsible for all aspects of the claims management and processing including billing, quality assurance, credentialing new service providers and collections efforts.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications with the claims management process.

Our provider development group is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network offering to our client payors.

The following table details the costs within the claims administration and provider development groups for the periods presented:

	Claims Administration				Provider Development				Total
			Increase				Increase				Increase
($ in thousands)	2011	2010	(Decrease)		2011	2010	(Decrease)		2011	2010	(Decrease)
Total wages, incentives and benefits	$2,744	$2,722	$22	1%	$956	$1,331	$(375)	(28)%	$3,700	$4,053	$(353)	(9)%
Other	182	126	56	44%	280	466	(186)	(40)	462	592	(130)	(22)
	$2,926	$2,848	$78	3%	$1,236	$1,797	$(561)	(31)%	$4,162	$4,645	$(483)	(10)%

The decline in provider development costs are primarily due to changes in headcount. Effective January 1, 2011, the Company strategically realigned personnel within departments based on responsibilities and functionality in order to achieve greater productivity. As a result, five positions were realigned out of the provider development group; three positions serving in a pricing capacity were allocated to the finance group (classified as selling, general and administrative expenses) and two positions that execute the credentialing of new providers and re-credentialing of existing providers were allocated to the operations group.

The following table details the change in average headcount in the groups related to claims administration and provider development for the years ended December 31:

Headcount (average)	2011	2010
Operations	19	20
Information technology	13	14
Total claims administration	32	34

Provider development	9	12

Contribution margin is calculated by dividing the difference between net revenues and total costs of revenues by net revenues. The following table sets forth a comparison of contribution margin percentage for the periods ended December 31:

	2011	2010	Percent Change
Contribution margin	9.7%	12.2%	(2.5)%

 The factors driving the overall decline in contribution margin percentage are discussed in the Cost of Revenues section above. Our contribution margin percentage fluctuates over time due to changes in the prices we charge our client payors as compared to the financial terms of our provider agreements, changes in costs of claims administration and provider development, and changes in the mix of services we provide.  There can be no assurances that we will be able to maintain contribution margin at current levels, either in absolute or in percentage terms.

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

			Change
($ in thousands)	2011	2010	$	%
Selling, general and administrative expenses	6,240	6,190	$50	1%
Percentage of total net revenues	12.8%	10.1%

SG&A expenses in 2011 include approximately $263,000 of severance costs related to the resignation of our former Chief Executive Officer in July 2011.  For the year ended December 31, 2010, SG&A expenses include approximately $143,000 of severance costs related to the departure of our former Chief Financial Officer in March 2010. In addition, three positions were realigned into our finance group as of January 1, 2011. The wages and benefits for those three positions was approximately $200,000 for 2011.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Depreciation	$664	$639	$25	4%
Amortization	128	128	—	—
Total Depreciation and Amortization	$792	$767	$25	3%

Goodwill Impairment Charge

The Company initiated an interim goodwill impairment analysis as of September 30, 2011. The Company concluded that impairment indicators existed based upon, among other things, the decline in market capitalization, revenue declines of the Company's two most significant client accounts and operating results for the nine months ended September 30, 2011, which required the performance of an interim impairment test. As a result, the Company performed the generally recognized threshold goodwill impairment test (step 1) which indicated that the fair value of the Company (single reporting unit), based primarily on the trading value of the Company's common stock plus an estimated control premium, was less than the book value of its net assets. Therefore, the required next analysis of the assessment was performed (step 2), in which the implied fair value of the Company's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the Company is allocated to all of those assets and liabilities (including both recognized and unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the purchase price paid. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations.
As a result of our preliminary interim impairment assessment, the Company recognized a non-cash goodwill impairment charge of $4.4 million as of September 30, 2011, representing the entire balance of goodwill. The Company subsequently finalized its analysis with no change to the preliminary results. In addition, the Company also reviewed the carrying value of intangible assets, which is limited to our ancillary provider network and property and equipment, to determine if impairment exists. Based on this analysis, the Company concluded that no impairment of the ancillary provider network or property and equipment existed as of September 30, 2011. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges, but a valuation allowance was immediately provided.
The impairment was indicated as a result of the decline in the Company's stock price which the Company believes was caused by the continued declines in revenue and claims volume from the Company's two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact cash flows.

Other Income

The following table sets forth a comparison of the components of other income for the periods ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Interest income	$39	$86	$(47)	(55)%
Unrealized gain on warrant derivative	—	18	(18)	(100)
Total other income	$39	$104	$(65)	(63)%

Income Tax Provision

For the years ended December 31, 2011 and 2010, we recorded an income tax provision of approximately $644,000 and $111,000, respectively.  The effective income tax rate for 2011 was different from the statutory United States federal income tax rate of 34% due to the establishment of a deferred income tax valuation allowance of approximately $2.8 million.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a working capital surplus of $11.3 million compared to $12.6 million at December 31, 2010.  In addition, our cash and cash equivalents balance decreased to $11.3 million as of December 31, 2011 compared to $14.5 million at December 31, 2010.  Following are the components of our cash flows for the year ended December 31, 2011:

Operating Activities. For the year ended December 31, 2011, the Company had cash outflows from operating activities of approximately $2.5 million.  The outflows were primarily the result of the timing of payments made to providers.

Investing Activities. For the year ended December 31, 2011, the Company had cash outflows from investing activities of approximately $669,000, which was comprised mainly of approximately $611,000 of internal software development costs. The development related to projects to enhance our internal repricing and billing system.

Financing Activities. The Company had cash outflows from financing activities of approximately $57,000 during the year ended December 31, 2011 related to the payment of income tax withholdings on net exercises of equity incentives.

Overall, the $3.2 million decline in our cash and cash equivalents during 2011 was due to the timing of cash receipts and payments to providers and operating losses. Payments were made to providers in the first quarter of 2011 related to above average cash receipts/collections from client payors in the fourth quarter of 2010. The Company's cash and cash equivalents declined only $672,000 during the period between September 30, 2010 and December 31, 2011.

In light of our declining revenues and the impact on cash flows during 2011, we attempted to maintain, and where appropriate reduce, our non-variable costs for the primary purpose of maintaining our current cash reserves. In 2011, our non-variable costs (claims administration, provider development and selling, general and administrative expenses) declined 5%, from $10.7 million in 2010, to $10.1 million, excluding the impact of severance charges. We will continue to monitor our cash position and if necessary will strategically eliminate non-variable cash outflows. Historically, we have relied on external sources of capital, including indebtedness or issuance of equity securities, and during the past three years, earnings, to fund our operations. We believe our current cash balance of $11.3 million as of December 31, 2011 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through at least the next twelve months.  If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2011.

Inflation

Inflation did not have a significant impact on the Company’s costs during the years ended December 31, 2011 and December 31, 2010, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2011 or December 31, 2010 or for the periods then ended.

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

Goodwill.

The 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation resulted in the creation of goodwill.  Purchase price in excess of that allocated to identifiable tangible and intangible assets (based on estimated fair values), was allocated to goodwill. The goodwill evaluation for impairment is performed annually as of December, or more frequently if impairment indicators arise. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the Company (single reporting unit) to its book value. If the fair value exceeds the book value of the net assets, goodwill is not considered impaired and we are not required to perform further testing. If the book value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the Company is allocated to all of those assets and liabilities (including both recognized and unrecognized intangible assets) as if the Company has been acquired in a business combination and the estimated fair value was the purchase price paid. If the book value of goodwill is greater than implied fair value of goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. Based on indicators such as the decline in market capitalization and revenue declines of the Company's two most significant client accounts, the annual goodwill impairment analysis was performed during the third quarter of 2011 and resulted in a goodwill impairment charge of $4.4 million, representing the entire balance of goodwill.

Intangible Assets.

Intangible assets consist of ancillary provider network and internally developed claims payment and billing software.  The software has been fully amortized using the straight-line method over its expected useful life of 5 years. The ancillary provider network is being amortized using the straight-line method over its expected useful life of 15 years.  Our experience to date is that we have approximately 2-5% annual turnover or attrition of provider contracts.  The provider contracts are being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired will be monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2011, there is no impairment of this intangible asset.  The cost of adding additional providers is considered an ongoing operating expense.

Deferred Income Taxes.

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the statement of operations).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled.  The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. Based on estimates impacted by such factors as revenue declines of our two most significant client accounts and the impact of operating results, we determined that a valuation allowance was appropriate. A valuation allowance in the amount of $2.8 million was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000.

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) are effective to ensure that information required to the disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management believes that, as of December 31, 2011, the Company has maintained effective internal control over financial reporting.

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

Item 9B.                    Other Information

Not applicable

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2011.

Item 11.                    Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2011.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information at December 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column (a))	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,236,357	$2.22	1,640,869
Equity compensation plans not approved by security holders	—	—	—
Total	2,236,357	$2.22	1,640,869

In addition, warrants to purchase 475,000 shares of Common Stock of the Company were issued and outstanding as of December 31, 2011, as shown in the table below.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants
Series D (1)	225,000	$1.84
Series E (2)	250,000	$1.67
Total Warrants Outstanding	475,000	$1.75

(1)
These warrants were granted on May 21, 2007 to Corporate Health Plans of America, Inc., an affiliate of the Company’s client, Texas True Choice, Inc. (“Texas True Choice”), as partial compensation to Texas True Choice for services to be performed by it pursuant to an ancillary care services network access agreement between the Company and Texas True Choice.

(2)
These warrants were granted to an employee on February 25, 2011 as incentive to achieve defined and agreed upon revenue targets generated by new clients within a five year term. The Company agreed to issue warrants to purchase 250,000 shares of common stock with an exercise price of $1.67. The agreement also obligates the Company to issue warrants to purchase up to an additional 500,000 shares of common stock (issued in 250,000 increments) upon the achievement of additional defined agreed upon revenue targets. On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrant issuance now allows for 133,334 shares to be purchased at an exercise price of $0.50, 66,667 of which are vested, and the remaining 66,667 shares vesting upon the achievement of certain revenue targets. The number of shares under the future warrant issuances was also reduced to 266,666 (issued in 133,333 increments) shares based upon the achievement of additional defined agreed upon revenue targets. In making the issuance of these warrants without registration under the Securities Act of 1933, as amended (the "Securities Act"), the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

The other information required by this Item 12 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2011.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2011.

Item 14.                    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2012 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2011.

PART IV

Item 15.                  Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)    Financial Statements

The following financial statements are set forth in Item 8 hereof:

(2)    Financial Statement Schedules

None.

(3)    Exhibits

Reference is made to the Exhibit Index at the end of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
March 9, 2012

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(amounts in thousands, except per share data)

	2011	2010
Net revenues	$48,906	$61,201
Cost of revenues:
Provider payments	37,588	45,789
Administrative fees	2,395	3,317
Claims administration and provider development	4,162	4,645
Total cost of revenues	44,145	53,751

Contribution margin	4,761	7,450

Selling, general and administrative expenses	6,240	6,190
Depreciation and amortization	792	767
Goodwill impairment charge	4,361	—
Total operating expenses	11,393	6,957

Operating income (loss)	(6,632)	493

Other income	39	104

Income (loss) before income taxes	(6,593)	597
Income tax provision	644	111
Net income (loss)	$(7,237)	$486

Earnings (loss) per common share:
Basic	$(0.43)	$0.03
Diluted	$(0.43)	$0.03

Basic weighted average common shares outstanding	17,005	16,550
Diluted weighted average common shares outstanding	17,005	17,176

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(amounts in thousands except per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,315	$14,512
Accounts receivable, net	4,317	5,510
Prepaid expenses and other current assets	559	532
Deferred income taxes	6	237
Total current assets	16,197	20,791

Property and equipment, net	1,829	1,824

Other assets:
Deferred income taxes	226	609
Other assets	16	340
Intangible assets, net	896	1,025
Goodwill	—	4,361
	$19,164	$28,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to service providers	$3,678	$6,718
Accounts payable and accrued liabilities	1,237	1,446
Total current liabilities	4,915	8,164

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 17,076 and 16,922 shares issued and outstanding in 2011 and 2010, respectively	171	169
Additional paid-in capital	22,300	21,602
Accumulated deficit	(8,222)	(985)
Total stockholders’ equity	14,249	20,786
	$19,164	$28,950

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2011 and 2010
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	15,642	$156	$20,605	$(1,471)	$19,290
Net income	—	—	—	486	486
Stock-based compensation expense	—	—	871	—	871
Issuance of common stock upon exercise of restricted stock units, net of tax withholdings	23	1	(19)	—	(18)
Issuance of common stock upon exercise of stock warrants	1,257	12	145	—	157
Balance at December 31, 2010	16,922	$169	$21,602	$(985)	$20,786
Net loss	—	—	—	(7,237)	(7,237)
Stock-based compensation expense	—	—	738	—	738
Issuance of common stock upon exercise of options and issuance of restricted stock units, net of tax withholdings	154	2	(40)	—	(38)
Balance at December 31, 2011	17,076	$171	$22,300	$(8,222)	$14,249

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(amounts in thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,237)	$486
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Stock-based compensation expense	738	871
Depreciation and amortization	792	767
Goodwill impairment charge	4,361	—
Unrealized gain on warrant derivative	—	(18)
Amortization of long-term client agreement	250	250
Client administration fee expense related to warrants	67	200
Deferred income taxes	614	47
Changes in operating assets and liabilities:
Accounts receivable	1,193	1,845
Prepaid expenses and other assets	(21)	157
Accounts payable and accrued liabilities	(188)	(432)
Due to service providers	(3,040)	(984)
Net cash provided by (used in) operating activities	(2,471)	3,189

Cash flows from investing activities:
Investments in software development costs	(611)	(402)
Additions to property and equipment	(58)	(300)
Net cash (used in) investing activities	(669)	(702)

Cash flows from financing activities:
Proceeds from exercise of equity warrants	—	157
Payment of income tax withholdings on net exercise of equity incentives	(57)	—
Net cash provided by (used in) financing activities	(57)	157

Net increase (decrease) in cash and cash equivalents	(3,197)	2,644
Cash and cash equivalents at beginning of period	14,512	11,868

Cash and cash equivalents at end of period	$11,315	$14,512

Supplemental cash flow information:
Cash paid for taxes, net of refunds received	$52	$103

Supplemental non-cash financing activity:
Income tax withholdings on exercise of equity incentives	$—	$19

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) is an ancillary services company that offers cost effective access to a comprehensive national network of ancillary healthcare service providers.  The Company sells its services to a number of healthcare companies including preferred provider organizations ("PPOs"), third party administrators (“TPAs”), insurance companies, large self-funded organizations and various employee groups.  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs throughout our network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own; generally we provide our payor clients with 8-12% incremental savings on their ancillary healthcare services expenditures;

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2011 and December 31, 2010, its net revenues would have been $11.3 million and $15.4 million, respectively.

The Company records a provision for refunds based on an estimate of historical refund amounts. Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved. The evaluation is performed periodically and is based on historical data. We present revenue net of the provision for refunds on the consolidated statement of operations.

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

Property and Equipment

Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  The Company expenses repairs and maintenance as incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements.  The Company capitalizes costs associated with software developed for internal use.  During 2011 and 2010, we capitalized approximately $611,000 and $402,000 of internally developed software costs, respectively.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the statement of operations).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled.  A valuation allowance is established to reduce deferred tax assets considered to be more likely than not that the deferred tax assets will not be realized.

Stock Compensation

The Company records all stock-based payments to employees in the consolidated financial statements based on their estimated fair values as of the measurement date of the respective awards.  Additional information about the Company’s stock-based payment plan is presented in Note 8.

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

2. Concentration of Credit Risk

The Company has two client payor relationships that individually comprise a significant portion of our net revenue.  The following is a summary of the approximate amounts of the Company’s net revenue and accounts receivable contributed by each of these clients as of and for the years ended December 31:

	2011			2010
	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue
Client A	$1,689	$16,584	34%	$2,448	$29,587	48%
Client B	853	9,959	20	1,399	16,715	27
All other legacy clients	1,103	10,101	21	716	9,695	16
Clients implemented in 2010	854	11,901	24	1,310	5,899	10
Clients implemented in 2011	55	983	2	—	—	nm
Allowance for Uncollectable Receivables/Provision for Refunds	(237)	(622)	(1)	(363)	(695)	(1)
	$4,317	$48,906	100%	$5,510	$61,201	100%

Client A includes five entities and Client B includes two entities, which are aggregated for this presentation.

3. Allowance for Uncollectable Receivables and Refunds

The Company maintains an allowance for uncollectable receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims.  While the Company is able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against revenue to better estimate collectability.   Provisions for refunds recorded, net against revenue, were approximately $622,000 and $695,000 for the years ended December 31, 2011 and 2010, respectively. The allowance was approximately $237,000 and $363,000 for the years ended December 31, 2011 and 2010, respectively.

4. Property and Equipment

Property and equipment, net consists of the following:

	Useful Lives (years)	2011	2010
Software – internally developed	5	$2,177	$1,566
Software – purchased	3-5	592	576
Computer equipment	3-5	507	465
Furniture and fixtures	5	356	356
Leasehold improvements	7	205	205
		3,837	3,168
Accumulated depreciation and amortization		(2,008)	(1,344)
Property and equipment, net		$1,829	$1,824

The Company recognized depreciation expense of approximately $664,000 and $639,000 during 2011 and 2010, respectively. The depreciation amounts include approximately $330,000 and $260,000 of amortization of internally developed software during 2011 and 2010, respectively.

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
During the years ended December 31, 2011 and December 31, 2010, the Company capitalized costs related to enhancements to its internal information technology claims management applications. The applications were originally developed in 2005 and from time to time, the Company will enhance the functionality and reporting capabilities of the applications. The enhancements are typically developed by the Company's internal information technology group. Periodically, third-party consultants will be utilized to perform the development. For internal resources, the Company capitalizes salary and related benefits, while it capitalizes the cost of external consultants.

5. Income Taxes

Income tax provision for the years ended December 31 differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2011	2010
Computed “expected” tax provision	$(2,242)	$203
Increase in the valuation allowance for deferred tax assets	2,752	—
State taxes	25	54
Short-fall on stock options and RSUs	145	—
Change in fair value of warrant derivative liability	—	(6)
Return to provision adjustment	—	(167)
Other	(36)	27
Total income tax provision	$644	$111

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	2011	2010
Deferred tax assets:
Operating loss carryforward	$872	$101
Accounts receivable allowance	72	69
Warrants	202	179
Texas tax credit carryforward	232	238
Stock option compensation	1,206	1,140
Goodwill	843	—
Accrued expenses	195	203
Alternative Minimum Tax credit carryforwards	16	16
Total deferred tax assets	3,638	1,946
Deferred tax liabilities:
Goodwill	—	(563)
Property and equipment	(570)	(496)
Prepaid expense	(84)	(41)
Total deferred tax liabilities	(654)	(1,100)
Valuation allowance	(2,752)	—
Net deferred tax assets	$232	$846

During the year ended December 31, 2011, the Company recognized a valuation allowance of approximately $2.8 million, which was included in the income tax provision for the year ended December 31, 2011. Due to the nature and timing of the reversal of the deferred tax assets and liabilities, the valuation allowance was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000.

As of December 31, 2011 and 2010, the net operating loss carryforwards were approximately $7.9 million and $5.7 million, which expire in 2025 through 2031. Included in the net operating loss carryforward is approximately $5.4 million which related to the excess tax benefits for stock options and warrants exercised which will result in a credit to additional paid in capital of approximately $1.9 million when the associated tax deduction results in a reduction in the income taxes payable.

The income tax provision shown on the statement of operations for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Current	$30	$64
Deferred	614	47
	$644	$111

The Company has evaluated the accounting guidance for uncertainty in income taxes. Management has evaluated their material tax positions and determined no income tax effects with respect to the financial statements. The Company has identified the United States and Texas as major tax jurisdictions and is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. The Company is currently undergoing an examination by tax authorities for its U.S. federal return for the year ended 2009.

6. Goodwill Impairment and Intangible Assets

Goodwill

The Company initiated an interim goodwill impairment analysis as of September 30, 2011. The Company concluded that impairment indicators existed based upon, among other things, the decline in market capitalization, revenue declines of the Company's two most significant client accounts and operating results for the nine months ended September 30, 2011, which required the performance of an interim impairment test. As a result, the Company performed the generally recognized threshold goodwill impairment test (step 1) which indicated that the fair value of the Company (single reporting unit), based primarily on the trading value of the Company's common stock plus an estimated control premium, was less than the book value of its net assets. Therefore, the required next analysis of the assessment was performed (step 2), in which the implied fair value of the Company's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the Company is allocated to all of those assets and liabilities (including both recognized and unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the purchase price paid. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations.
As a result of our preliminary interim impairment assessment, the Company recognized a non-cash goodwill impairment charge of $4.4 million as of September 30, 2011, representing the entire balance of goodwill. The Company subsequently finalized its analysis with no change to the preliminary results. In addition, the Company also reviewed the carrying value of intangible assets, which is limited to our ancillary provider network and property and equipment, to determine if impairment exists. Based on this analysis, the Company concluded that no impairment of the ancillary provider network or property and equipment existed as of September 30, 2011. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges, but a valuation allowance was immediately provided.
The impairment was indicated as a result of the decline in the Company's stock price which the Company believes was caused by the continued declines in revenue and claims volume from the Company's two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact cash flows.

Intangibles

The ancillary provider network is being amortized using the straight-line method over their expected useful lives of 15 years.  Experience to date is that approximately 2-5% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  As of December 31, 2011 and 2010, there were no indicators of impairment of the intangible assets.  The cost of adding additional providers is considered an ongoing operating expense.

The following is a summary of our intangible assets as of December 31 for the years presented:

	2011	2010
Ancillary provider network	$1,921	$1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,453)	(1,324)
Intangibles, net	$896	$1,025

The capitalized value of the ancillary provider network that was acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation. Amortization expense was approximately $128,000 for each of the years ended December 31, 2011 and 2010.  Amortization expense is estimated at $128,000 per year through 2018.

7. Commitments and Contingencies

The Company leases office space under a non-cancelable lease agreement, which expires in March 2013. In late 2011, the Company amended this agreement thereby partially terminating vacant space and reducing rent expense. Additionally the Company leases certain equipment under non-cancelable lease agreements, which expire at various dates through October 2014.

At December 31, 2011 minimum annual lease payments for operating leases are approximately as follows:

Operating Leases

2012	$380
2013	108
2014	14

Total minimum lease payments	$502

Expense related to operating leases was approximately $347,000 and $363,000 for the years ended December 31, 2011 and 2010, respectively.

8. Stock-Based Compensation

Stock Options

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors.  On May 16, 2005, the stockholders approved the 2005 Stock Option Plan which (i) authorized options to purchase 2,249,329 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 50,000 shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.  Stock options granted under the Stock Option Plan may be of two types:  (1) incentive stock options and (2) nonqualified stock options.  The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair value of the common stock at the date the option is granted.  The Committee shall fix the terms of the grants with no option term lasting longer than ten years.  The ability to exercise such options shall be determined by the Committee when the options are granted.

Over time this plan has been amended to increase the number of shares available to a total of 3,749,329 shares.

On May 19, 2009, the stockholders of the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan is (a) to allow selected employees and officers of the Company to acquire and increase equity ownership in the Company, which will strengthen their commitment to the success of the Company, and to attract new employees, officers and consultants, (b) to provide annual cash incentive compensation opportunities that are competitive with other peer corporations, (c) to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals, (d) to provide grantees an incentive for individual excellence, (e) to promote teamwork and (f) to attract and retain highly-qualified persons to serve as non-employee directors.  The 2009 Plan allows for awards of non-qualified options, stock appreciation rights, restricted shares, performance units/shares, deferred stock, dividend equivalents and other stock-based awards up to 1,500,000 shares.  The term of the 2009 Plan is ten years and all non-qualified options will be valued at not less than 100% of the market value of the Company’s stock on the date of grant.

Shares of common stock reserved for future grants under the Stock Option Plan and the 2009 Plan (the “Plans”) were 1,640,869 and 1,502,813 at December 31, 2011 and 2010, respectively.

Compensation expense related to all equity awards, including non-qualified stock options and restricted stock units, that has been charged against income for the years ended December 31, 2011 and 2010 was approximately $738,000 and $871,000, respectively.

The awards granted to employees and non-employee directors become exercisable over periods of up to five years.  The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.  Volatility is calculated using an analysis of historical volatility.  The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility.  The expected lives of options are determined based on the Company’s historical share option exercise experience.  The Company believes the historical experience method is the best estimate of future exercise patterns currently available.  The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.  The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2011	2010
Weighted average grant date fair value	$0.63	$1.04
Weighted average assumptions used
Expected volatility	66.9%	69.3%
Expected lives (years)	6.1	6.3
Risk free interest rate	1.6%	2.6%
Forfeiture rate	20.5%	20.5%
Dividend rate	—	—

A summary of stock option activity is as follows:

	Options (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2009	2,488	$3.52
Granted	964	$1.70
Forfeited	(479)	$5.25
Cancelled	(374)	$5.47
Outstanding at December 31, 2010	2,599	$2.24
Granted	280	$1.03
Forfeited	(165)	$2.11
Cancelled	(235)	$2.94
Exercised	(261)	$0.37
Outstanding at December 31, 2011	2,218	$2.24
Exercisable at December 31, 2011	1,318	$2.45

As of December 31, 2011, the weighted average remaining contractual life of the options outstanding was 7.1 years and the weighted average remaining contractual life of the outstanding exercisable options was 6.1 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

(in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Under $1.00	349	6.4	$0.50	229	$0.41
$1.00 - $2.00	939	7.4	$1.65	536	$1.77
$2.01 - $3.00	519	7.6	$2.23	224	$2.45
$3.01 - $4.00	45	6.2	$3.29	42	$3.29
$4.01 - $5.00	208	6.4	$4.17	169	$4.18
$5.01 - $6.00	50	4.1	$5.60	50	$5.60
$6.01 - $7.00	7	6.9	$7.00	5	$7.00
Greater than $7.01	101	7.0	$7.35	63	$7.49

The total intrinsic value of options outstanding at December 31, 2011 and 2010 was approximately $21,000 and $465,000, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2011 and 2010 was approximately $21,000 and $462,000, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011 was approximately $127,000. No options were exercised during the year ended December 31, 2010.

Compensation expense related to non-qualified stock options charged to operations during 2011 was approximately $630,000. As of December 31, 2011, there was approximately $778,000 of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

Under the 2009 Plan, the Company issued restricted stock units (“RSUs”) to certain employees and the Board of Directors during the twelve months ended December 31, 2009.  As RSUs vest, they are convertible into shares of the Company’s common stock.  The RSUs are valued at the market price of the Company’s stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period.  Our future estimated forfeiture rate on RSUs is 0% as the RSUs have been awarded primarily to members of our Board of Directors and members of senior management of the Company. No RSUs were issued during the twelve months ended December 31, 2011 and 2010.

A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	140	$6.99
Forfeited	(23)	$6.68
Converted to common stock	(31)	$7.02
Outstanding at December 31, 2010	86	$7.07
Forfeited	(18)	$1.86
Converted to common stock	(50)	$3.87
Outstanding at December 31, 2011	18	$7.15
Vested and convertible to common stock at December 31, 2011	3	$7.02

Compensation expense related to RSUs charged to operations during 2011 and 2010 was approximately $108,000 and $272,000, respectively. As of December 31, 2011, there was approximately $86,000 of total unrecognized compensation cost related to non-vested RSUs granted under the plan. The cost is expected to be recognized over a weighted average period of 2.3 years.

9. Stock Warrants

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

These warrants vested 25% on the Effective Date, an additional 25% on each anniversary date of the Effective Date, and have an expiration date of May 20, 2012. As of December 31, 2010, all warrants to purchase shares of the Company's common stock were fully vested. The Company recorded the value of warrants as deferred costs upon vesting and amortized the deferred costs as administrative fees over the related contract term. As of December 31, 2010, the total unrecognized cost related to the warrants of approximately $67,000 was included as Prepaid and Other Current Assets and recognized as an expense through the term of the contract which expired in June 2011.  The weighted average remaining contractual life of the warrants is 0.8 years.

The Company entered into an agreement as of February 25, 2011 with an employee, whereby the Company agreed to issue warrants to purchase 250,000 shares of common stock with an exercise price of $1.67. The warrants vest in increments pursuant to the achievement of defined, agreed upon revenue targets generated by new clients within a five year term. The agreement also obligates the Company to issue warrants to purchase up to an additional 500,000 shares of common stock (issued in 250,000 increments) pursuant to the achievement of additional defined agreed upon revenue targets. During the twelve months ended December 31, 2011, we did not recognize compensation costs associated with these warrants due to the probability of vesting. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrant issuance now allows for 133,334 shares to be purchased at an exercise price of $0.50, 66,667 of which are vested, and the remaining 66,667 shares vesting upon the achievement of certain revenue targets. The number of shares under the future warrant issuances was also reduced to 266,666 (issued in 133,333 increments) shares based upon the achievement of additional defined agreed upon revenue targets.

A summary of stock warrant activity is as follows:

	Outstanding Warrants (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,827	$0.89
Exercised	(1,502)	$0.44
Outstanding at December 31, 2010	325	$2.96
Granted	250	$1.67
Cancelled	(100)	$5.51
Outstanding at December 31, 2011	475	$1.75
Vested at December 31, 2011	225	$1.84

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (or loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if options, warrants and restricted stock units to purchase common stock were exercised or converted. For purposes of this calculation, outstanding stock options, stock warrants and restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

For the year ended December 31, 2011, options to purchase approximately 2.0 million shares of commons stock, warrants to purchase approximately 475,000 shares of common stock, and approximately 15,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

The following table details the reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share (amounts in thousands except per share amounts):

	2011	2010
Numerator:
Net income (loss) for basic earnings per share	$(7,237)	$486
Less:
Change in fair value of warrant derivative liability	—	18
Net income for diluted earnings (loss) per share	$(7,237)	$468
Denominator:
Weighted-average basic common shares outstanding	17,005	16,550
Assumed conversion of dilutive securities:
Stock options	—	271
Warrants	—	355
Restricted stock units	—	—
Potentially dilutive common shares	—	626
Denominator for diluted earnings (loss) per share – Adjusted weighted-average shares	17,005	17,176
Earnings (loss) per common share:
Basic	$(0.43)	$0.03
Diluted	$(0.43)	$0.03

11. Significant Agreements

During the year ended December 31, 2010, an ancillary service provider terminated its agreement with the Company to provide laboratory services in Texas to clients of the Company on an “as needed” basis.  Services provided by the provider accounted for approximately 3% of the Company’s net revenues in 2010.

The Company's second largest client continues to transition its payors and employer groups to alternative network options as a result of a business combination. While the Company has an enforceable contract in effect through May 2012, the client continues its transition, negatively impacting the claims volume and revenue generated from the account. The Company anticipates the transition will continue throughout 2012 and will be complete by December 31, 2012.

12. Employee Benefit Plans

The Company provides a defined contribution plan for employees meeting minimum service requirements.  Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  The Company contributes up to a maximum of 3.5% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately.  The Company made contributions to the plan and charged operations approximately $120,000 and $123,000 during the years ended December 31, 2011 and 2010, respectively.

13. Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited statements of operations for each quarter of 2011 and 2010.

	Quarters Ended
	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$13,025	$11,496	$11,308	$13,077	$16,109	$14,763	$15,958	$14,371
Contribution margin	1,647	781	844	1,489	1,678	1,706	2,098	1,968
Contribution margin %	12.6	6.8	7.5	11.4	10.4	11.6	13.1	13.7
Income (loss) before income taxes	150	(5,554)	(965)	(224)	33	87	450	27
Net income (loss)	153	(6,523)	(645)	(222)	142	44	299	1
Earnings (loss) per diluted share	0.01	(0.38)	(0.04)	(0.01)	0.01	0.00	0.02	0.00
Shares used in computing diluted earnings (loss) per share	17,149	17,011	16,962	16,962	17,193	17,124	17,120	16,203

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ Kenneth S. George	March 9, 2012
Kenneth S. George Chief Executive Officer	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. George	March 9, 2012
Kenneth S. George Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors	Date

By: /s/ Matthew D. Thompson	March 9, 2012
Matthew D. Thompson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date

By: /s/ William J. Simpson, Jr.	March 9, 2012
William J. Simpson, Jr. President and Chief Operating Officer Director	Date

By: /s/ Sami S. Abbasi	March 9, 2012
Sami S. Abbasi Director	Date

By: /s/ Edward B. Berger	March 9, 2012
Edward B. Berger Director	Date

By: /s/ John N. Hatsopoulos	March 9, 2012
John N. Hatsopoulos Director	Date

By: /s/ Matthew P. Kinley	March 9, 2012
Matthew P. Kinley Director	Date

By: /s/ John Pappajohn	March 9, 2012
John Pappajohn Director	Date

By: /s/ Derace L. Schaffer	March 9, 2012
Derace L. Schaffer Director	Date

By: /s/ Richard W. Turner	March 9, 2012
Richard W. Turner, Ph.D. Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1(12)	Certificate of Incorporation of American CareSource Holdings, Inc., as amended

3.2(1)	By-Laws

4.1(2)	Specimen Stock Certificate

4.2(3)	Amended and Restated 2005 Stock Option Plan

4.3 (4)	2009 Equity Incentive Plan

10.02(2), *	Employment Agreement dated May 1, 2005 between American CareSource Holdings, Inc. and David Boone

10.08(6), *	Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten

10.09(6), *	Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich

10.10(7)	Form of Registration Rights Agreement used in March 2006 private placement

10.11(7)	Form of Subscription Agreement used in March 2006 private placement

10.17(8)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.18(9)	First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.19(10), ***
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively.

10.20(9), *	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson

10.21(10), ***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009.

10.22(11), *	Letter Agreement dated December 24, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson

10.24 *, **	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and William J. Simpson, Jr.

10.25 *, **	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and Matthew D. Thompson

14.1(7)	Code of Ethics

21.1(12)	Subsidiaries

23.1**	Consent of McGladrey & Pullen LLP

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)	Intentionally omitted.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2008 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2009 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q/A filed July 8, 2011 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March, 26, 2010 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March, 18, 2011 and incorporated herein by reference.