Form 10-Q
period 2012-03-31
American Caresource Holdings, Inc.
filed 2012-05-11
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on May 7, 2012 was 17,121,450.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Net revenues	$9,401	$13,077
Cost of revenues:
Provider payments	6,795	9,809
Administrative fees	464	672
Claims administration and provider development	1,034	1,169
Total cost of revenues	8,293	11,650

Contribution margin	1,108	1,427

Selling, general and administrative expenses	1,440	1,461
Depreciation and amortization	219	190
Total operating expenses	1,659	1,651

Loss before income taxes	(551)	(224)
Income tax provision (benefit)	7	(2)
Net loss	$(558)	$(222)

Loss per basic and diluted common share	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	17,089	16,962

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$11,483	$11,315
Accounts receivable, net	3,592	4,317
Prepaid expenses and other current assets	456	559
Deferred income taxes	6	6
Total current assets	15,537	16,197

Property and equipment, net	1,802	1,829

Other assets:
Deferred income taxes	225	226
Other non-current assets	16	16
Intangible assets, net	864	896
	$18,444	$19,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$3,159	$3,678
Accounts payable and accrued liabilities	1,440	1,237
Total current liabilities	4,599	4,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 17,117 and 17,076 shares issued and outstanding in 2012 and 2011, respectively	171	171
Additional paid-in capital	22,454	22,300
Accumulated deficit	(8,780)	(8,222)
Total stockholders' equity	13,845	14,249
	$18,444	$19,164

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	17,076	$171	$22,300	$(8,222)	$14,249
Net loss	—	—	—	(558)	(558)
Stock-based compensation expense	—	—	131	—	131
Issuance of common stock as equity incentive awards, net of tax withholdings	41	—	23	—	23
Balance at March 31, 2012	17,117	$171	$22,454	$(8,780)	$13,845

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(558)	$(222)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Non-cash stock-based compensation expense	131	229
Depreciation and amortization	219	190
Amortization of long-term client agreement	62	62
Client administration fee expense related to warrants	—	50
Deferred income taxes	1	(5)
Changes in operating assets and liabilities:
Accounts receivable	725	(1,221)
Prepaid expenses and other assets	52	5
Accounts payable and accrued liabilities	226	(193)
Due to service providers	(519)	(1,504)
Net cash provided by (used in) operating activities	339	(2,609)

Cash flows from investing activities:
Investment in software development costs	(77)	(116)
Additions to property and equipment	(86)	—
Net cash used in investing activities	(163)	(116)

Cash flows from financing activities:
Payment of income tax withholdings on net exercise of equity incentives	(8)	—
Net cash used in financing activities	(8)	—

Net increase (decrease) in cash and cash equivalents	168	(2,725)
Cash and cash equivalents at beginning of period	11,315	14,512

Cash and cash equivalents at end of period	$11,483	$11,787

Supplemental non-cash financing activity:
Income tax withholdings on conversion of equity incentives	$—	$16
Accrued bonus paid with equity incentives	$23	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2012 and December 31, 2011 and operating results are for the three months ended March 31, 2012 and 2011, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 9, 2012.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three months ended March 31, 2012 and 2011, its net revenues would have been approximately $2.6 million and $3.3 million, respectively.

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

During the three months ended March 31, 2012 and 2011, two of the Company’s clients, identified in the Company's annual report on Form 10-K for the year ended December 31, 2011, comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	As of March 31, 2012	Three months ended March 31, 2012		As of March 31, 2011	Three months ended March 31, 2011
	Accounts Receivable	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue
Material Client Relationship	$1,211	$2,903	31%	$2,880	$5,107	39%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	369	1,024	11	1,347	2,804	22
All Others	2,388	5,524	59	2,643	5,402	41
Allowance for Uncollectable Receivables/Provision for refunds	(376)	(50)	(1)	(139)	(236)	(2)
	$3,592	$9,401	100%	$6,731	$13,077	100%

3. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three months ended March 31, 2012, options to purchase approximately 2.2 million shares of common stock, warrants to purchase 358,334 shares of common stock and approximately 14,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three months ended March 31, 2012 and 2011, the Company capitalized approximately $77,000 and $116,000, respectively.

5. Warrants

The Company entered into an agreement as of February 25, 2011 with an employee, whereby the Company agreed to issue warrants to purchase 250,000 shares of common stock with an exercise price of $1.67. The warrants vest in increments pursuant to the achievement of defined, agreed upon revenue targets generated by new clients within a five-year term. The agreement also obligates the Company to issue warrants to purchase up to an additional 500,000 shares of common stock (issued in 250,000 increments) pursuant to the achievement of additional defined agreed upon revenue targets. During the twelve months ended December 31, 2011, we did not recognize compensation costs associated with these warrants due to the probability of vesting.

On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrant issuance now allows for 133,334 shares to be purchased at an exercise price of $0.50, 66,667 of which vested immediately, and the remaining 66,667 shares vesting upon the achievement of certain revenue targets. The number of shares under the future warrant issuances was also reduced to 266,666 (issued in 133,333 increments) shares based upon the achievement of additional defined agreed upon revenue targets.

During the three months ended March 31, 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 66,667 shares. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

6. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. No material event occurred subsequent to March 31, 2012.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national health care policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including the economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, shifts from higher margin services to services with lower profit margins, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, consolidation in the industry that are impacting the Company’s key clients and the resulting transition plans, changes in the business decisions by significant clients, inability to collect on the claims billed to our clients, increased competition, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2011 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2012 and its financial condition at March 31, 2012.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

American CareSource Holdings, Inc. (“ACS,” “Company,”  the “Registrant,” “we,” “us,” or “our”) works to help our clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employee groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

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

The Company has assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 30 service categories. The Company has a dedicated provider development function comprised of eight full-time employees, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

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

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed, the claim has been billed to the payor and collections from payors are reasonably assured.  Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing ancillary healthcare services, client administration fees paid to our client payors to reimburse them for routing the claims to us for processing, and the Company’s related direct labor and overhead of processing billings, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received by it from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized.

The Company is seeking growth in the number of client payors and service provider relationships it secures by focusing on providing in-network services for its payors and aggressively pursuing additional TPAs, self-insured employers and other direct payors as its primary sales targets. The Company believes this strategy should increase the volume of claims the Company can process in addition to the expansion in the number of lives that are eligible to receive ancillary healthcare benefits.  No assurances can be given that the Company can expand its service provider or payor relationships, nor that any such expansion will result in an improvement in the results of operations of the Company.

In addition, under the Minimum Loss Ratio regulations ("MLR") included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins. See "Proposed healthcare reforms could materially adversely affect our revenues, financial position and our results of operations" under "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, the resulting contribution margins, potential impairment of intangible assets and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2011.

OVERVIEW

The Company has experienced revenue declines over the past two years, primarily related to the declines in the business of our two largest clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry generally, the economy and for other reasons, revenue from each of our two largest clients continued to decline (with downturns in their own businesses) resulting in declines in our revenue from those accounts by between 22% to 42%. Because of the significance of the revenue concentration from these two clients (approximately 98% in 2008), the declines of the business of these clients has had a significant negative impact on our operating results over the past three years, despite our new business development.

In 2010, we began focusing our sales efforts on TPAs, insurance companies, self-funded organizations, employer groups and direct payors, as we believe we can more competitively impact those relationships. TPAs, in their fiduciary capacity, assist their clients (primarily employer groups) with cost containment; the ancillary network solution we provide is a valuable component to add to a TPAs portfolio. There are approximately 500 TPAs nationwide, with approximately 20% of those being our target market. According to research reported by the Employee Benefit Research Institute, as recently as 2008, approximately 55% of employees with health insurance were covered by a self-insured plan. In light of changes in healthcare legislation and the size of the self-insured market, we believe that TPAs are an important element of that market, with needs that we can address, primarily from a cost containment standpoint.

We added thirteen new clients that generated approximately $5.9 million of revenue in 2010. While those accounts will contribute an estimated $10-12 million of revenue annually, they have only partially offset the revenue declines from our significant legacy clients. During 2011, we signed only four new accounts.

Early in 2012, we made investments in our sales function in an effort to expand sales distribution channels, improve sales processes, evaluate marketing opportunities and most importantly, increase our number of sales personnel, which was five at March 31, 2012, compared to 2.5 full-time employees during most of 2011. The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In 2012, the Company's objectives are to (1) add new significant client contracts, (2) control our cost structure to limit operating losses, (3) preserve our existing cash balances for investments in the business model and/or other strategic initiatives, and (4) investigate and identify strategic initiatives that the Company can execute in the short- and long-term that will bring value to our shareholders.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth a comparison of our results of operations for the following periods presented:

	First Quarter
			Change
	2012	2011	$	%
Net revenue	$9,401	$13,077	$(3,676)	(28.1)%

Variable costs:
Provider payments	6,795	9,809	3,014	30.7
Administrative fees	464	672	208	31.0
Total variable costs	7,259	10,481	3,222	30.7
Percent of net revenue	77.2%	80.1%

Variable flowthrough	2,142	2,596	(454)	(17.5)
Variable margin	22.8%	19.9%

Non-variable costs:
Claims administration	706	822	116	14.1
Provider development	328	347	19	5.5
Sales & marketing	567	310	(257)	(82.9)
Finance & administration	873	1,151	278	24.2
Total non-variable costs	2,474	2,630	156	5.9
Percent of net revenue	26.3%	20.1%

Loss before depreciation, amortization, and income taxes	(332)	(34)	(298)	(876.5)
Percent of net revenue	(3.5)%	(0.3)%

Depreciation and amortization	219	190	(29)	(15.3)
Income tax provision (benefit)	7	(2)	(9)	(450.0)
Net loss	$(558)	$(222)	$(336)	(151.4)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three months ended March 31, 2012 and 2011.

Net Revenues

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. The Company estimates revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.

The following table sets forth a comparison of our net revenues and billed claims for the following periods presented ended March 31 (in thousands):

	Net Revenue				Billed Claims Volume
	First Quarter		Change		First Quarter		Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$2,903	$5,107	$(2,204)	(43)%	11	20	(9)	(45)%
MultiPlan, Inc. (formerly Viant, Inc.)	1,024	2,804	(1,780)	(63)	5	13	(8)	(62)
Principal Life Insurance Company	43	860	(817)	(95)	—	4	(4)	(100)
Other legacy clients	1,657	1,806	(149)	(8)	13	15	(2)	(13)
Sub-total	5,627	10,577	(4,950)	(47)	29	52	(23)	(44)

Clients implemented in 2010 - 2012	3,824	2,736	1,088	40	15	16	(1)	(6)

Total gross revenue	$9,451	$13,313	$(3,862)	(29)%	44	68	(24)	(35)%
Provision for refunds	(50)	(236)	186	(79)	—	—	—	nm
Net Revenue	$9,401	$13,077	$(3,676)	(28)%	44	68	(24)	(35)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended March 31 (in thousands):

	First Quarter
			Change
(in thousands)	2012	2011	Claims	%
Processed	55	85	(30)	(35)%
Billed	44	68	(24)	(35)

Following is a discussion of the changes in net revenue generated by significant client/client grouping for the three months ended March 31, 2012 as compared to the same period in 2011:

Material Client Relationship

The decline in net revenue and billed claims volume from our relationship with one of our material clients is due to the following factors:

•
The client lost a significant employer group (it accounted for $9.8 million of revenue to us in 2010) effective December 31, 2010. During the first quarter of 2011, we billed certain claims related to the "run out" period subsequent to the end of 2010. Those claims accounted for approximately $500,000 of revenue in the first quarter of 2011;

•
During the first quarter of 2012, the client commenced a technology platform conversion, which disrupted our claims flow. That disruption negatively impacted billed claims and our revenue/collection estimates. We have no assurances the amounts will be recoverable in future quarters or the completion date of the conversion; and

•	The client suffered attrition in its client base during 2011.

The performance of the client account during the remainder of 2012 will be affected by attrition in its own client base, its internal strategic initiatives and further technology infrastructure changes. We have no assurances that we will maintain a level of revenue consistent with the first quarter of 2012 or the prior year.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan is methodically moving its payors and employers groups to its existing networks. The transition included, among others, two Texas-based TPAs effective January 1, 2012. Revenue to us attributable to these two TPAs was approximately $443,000 in the first quarter of 2011, as compared to approximately $78,000 in the first quarter of 2012. The transition commenced in mid-2010 and is estimated to be complete at the end of 2012 at which time we do not expect any revenue contributions from the account.

Principal Life Insurance Company

As was announced publicly in late-2010, Principal Life Insurance Company ("Principal") exited the health insurance business. During the course of 2011, Principal transitioned its existing members and groups, which resulted in revenue of $860,000 and $2.6 million to us in the first quarter of 2011 and the full-year, respectively. We do not expect to generate meaningful revenue or claims volume from the account in 2012.

Other Legacy Clients

Our other legacy clients consist of 11 various relationships with PPOs, insurance companies and direct payors that were contracted between 2005 and 2009. While most of the accounts have matured, there are only limited opportunities for growth. Through our account management group, we maintain contact with these clients to determine if opportunities exist to serve the accounts and generate incremental revenue.

The overall declines in revenue and claims volume from the accounts in the first quarter of 2012, as compared to the same prior year period is due primarily to technological issues experienced by one of our clients. Consistent with regulatory requirements, our client made certain technological adjustments for compliance purposes that resulted in an interruption in our claims flow and associated revenue/collections estimates. While the issue has been rectified, it had a negative impact on revenue in the first quarter of 2012.

Clients implemented in 2010 - 2012

The thirteen clients implemented in 2010 consist of 12 TPAs and one PPO, and are the results of the initial stages of our focus on TPAs and direct payors. The accounts generated revenue of approximately $11.9 million during 2011. Absent any unforeseen negative factors, we expect the accounts to continue to generate approximately $10-12 million of revenue annually. Through our account management group, we work with these clients to determine ways in which we can bring value to the relationships and to add our network to incremental employer groups in order to maximize our revenue opportunity.

The increase in revenue in the first quarter of 2012 as compared to the same prior year period is due to the following:

•
Two clients were implemented in late-2010, thus their claims flow was ramping up in the first quarter of 2011; we recognized full claims flow from those two clients in the first quarter of 2012. In addition, we receive claims from these two clients post-adjudicated thus estimated collections are higher on the claims relative to other clients;

•	Several of our clients added employer groups that previously were not utilizing our network of ancillary providers. Those groups generated incremental revenue during the first quarter of 2012.

•
We implemented four new clients over the course of 2011. Fully-implemented, the accounts generated approximately $240,000 of revenue in the first quarter of 2012. We implemented only two accounts during the first quarter of 2011.

During the first quarter of 2012, excluding the impact of our legacy clients, revenues increased approximately 40% compared to the first quarter of 2011. The growth was generated primarily from the accounts implemented in 2010, most of which are TPAs and direct payors. During the first quarter, investments were made in our sales function that will facilitate our continued focus on TPAs and direct payors as we believe there are opportunities to add value, primarily through the cost containment we can provide through our network of ancillary providers.

The following table details the change in revenue generated from different client groups for the periods ended March 31:

	First Quarter
	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs	25	$4,697	49.7%	20	$3,773	28.3%	$924	24%
PPOs	11	4,049	42.8	10	7,756	58.3	(3,707)	(48)
Direct/Insurance Companies	3	705	7.5	3	1,784	13.4	(1,079)	(60)
Gross revenue, before provision for refunds		$9,451	100.0%		$13,313	100.0%	$(3,862)	(29)%

Variable Costs

Variable costs are comprised of payments to our providers and administrative fees paid to our clients for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment.  Payments to providers are the most significant variable cost and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

The following tables set forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended March 31:

	First Quarter
					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$6,795	72.3%	$9,809	75.0%	$(3,014)	(31)%
Administrative fees	464	4.9	672	5.1	(208)	(31)
Total cost of revenues	$7,259	77.2%	$10,481	80.1%	$(3,222)	(31)%

Provider payments

The 31% decrease in provider payments for the first quarter of 2012 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year periods is primarily due to the following:

•
A shift in mix from clients that generate lower margins, relative to other clients, primarily MultiPlan. MultiPlan generated approximately 11% of our net revenue in the first quarter of 2012, as compared to approximately 21% in the same period in 2011; and

•
A shift in mix towards higher margin categories, such as laboratory services, durable medical equipment, infusion services and surgery centers, away from lower margin categories, such as dialysis services.

Administrative fees

Administrative fees paid to clients as a percent of net revenues was 4.9% for the three months ended March 31, 2012 compared to 5.1% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) account for approximately 63% of our non-variable cost structure during the three months ended March 31, 2012. Our headcount of full-time employees ("FTE's") was 54 and 64 at March 31, 2012 and 2011, respectively.

Following is a discussion of the changes in non-variable costs and related drivers:

Claims administration

Our claims administration function consists of our operations and information technology groups.  Our operations group is responsible for all aspects of claims management and processing, including billing, quality assurance and collection efforts. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process.

We adjust the headcount of our operations group consistent with the level of claims we process and bill. During the first quarter of 2012, we processed 55,000 claims compared to 85,000 claims during the first quarter of 2011. Accordingly, we had 18 FTE's in our operations group at March 31, 2012 compared to 22 FTE's as of March 31, 2011. Currently, we process approximately 90% of our claims electronically, making our processes scalable. In the event that we add a significant number of new clients, we don't anticipate the need to make significant investments in our operations group.

We eliminated two positions in our information technology group as a result of natural attrition, consistent with our focus on controlling costs. In the event of significant strategic information technology initiatives, we may increase our headcount in the future.

Provider Development

Our provider development function is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network for our client payors. We customize networks for our clients, thus as new client contracts are secured, our recruiting activities will increase. While we anticipate having the capacity to increase our activities with our existing headcount (eight FTE's at March 31, 2012), it is possible that if a significant number of clients are added, we will increase headcount in our provider development function.

Sales and Marketing

Our sales and marketing function consists of our sales group, as well as our account management group. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The 83% increase in sales and marketing costs in the first quarter of 2012 as compared to last year is a result of the following:

•
An approximately $110,000 increase in consulting costs related to (1) the engagement of a consulting firm to lead a major initiative to invest in and improve our sales and marketing function; and (2) engagement of strategic consultants to investigate other sales opportunities outside of the traditional group health market.

•
The addition of two sales resources to compliment our external sales efforts. As of March 31, 2012, we had four FTE's in our external sales force (one resource was eliminated prior to the end of the first quarter of 2012 due to non-performance); at March 31, 2012, we had two FTE's in the account management group.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

The 25% decrease in the finance and administration function is due primarily to the reduction in headcount; as of March 31, 2012, we had ten FTE's in the function, as compared to 15 FTE's at March 31, 2011. The decline in headcount is due to natural attrition. In addition, professional fees declined as we utilized lower cost consultants relative to the first quarter of 2011.

Selling, General and Administrative Expenses

Following is a reconciliation of our non-variable costs to selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the periods presented ending March 31:

	First Quarter
			Change
($ in thousands)	2012	2011	$	%
Sales and marketing	$567	$310	$(257)	(83)%
Finance and administration	873	1,151	278	24
Selling, general and administrative expenses	$1,440	$1,461	$(21)	(1)%
Percentage of total net revenues	15.3%	11.2%

SG&A expenses as a percentage of total net revenues increased during the three months ended March 31, 2012 compared to the same prior year periods, due primarily to the decline in net revenues compared to the same prior year periods. SG&A expenses during the three months ended March 31, 2012 included a severance charge of approximately $43,000. Excluding the severance charge, SG&A declined 5% in the first quarter of 2012 compared to the same prior year period.

Depreciation and Amortization

The following table sets forth a comparison of depreciation and amortization for the periods presented ended March 31:

	First Quarter
			Change
($ in thousands)	2012	2011	$	%
Depreciation	$187	$158	$29	18%
Amortization	32	32	—	—
Total Depreciation and Amortization	$219	$190	$29	15%

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2012 the Company had working capital of $10.9 million compared to $11.3 million at December 31, 2011.  Our cash and cash equivalents balance increased to $11.5 million as of March 31, 2012 compared to $11.3 million at December 31, 2011. We continued to experience a decline in claims volume and resulting revenue and net loss during the three months ended March 31, 2012, however we were able to generate cash primarily as a result of cost containment measures implemented during the fourth quarter of 2011 and the positive impact of the change in our mix of clients generating revenue and claims.

For the three months ended March 31, 2012, operating activities provided net cash of approximately $339,000, the primary components of which were a net loss of approximately $558,000, adjusted for non-cash items including: share-based compensation expense of approximately $131,000, depreciation and amortization of approximately $219,000, amortization of the costs associated with the amendment to the contract with one of our significant clients of approximately $62,500, and a decrease in deferred taxes of $1,000, as well as, a net cash inflow from net operating assets and liabilities of approximately $484,000.  The net cash inflow from net operating assets and liabilities was due primarily to the timing of cash collections and the related payments due to providers.

Investing activities during the three months ended March 31, 2012 were comprised of investments in software development of approximately $77,000 and purchases of property, plant and equipment of approximately $86,000.  The significant investments in property and equipment were related to enhancements to our technology infrastructure that support our operations, primarily the replacement of fully-depreciated servers. In addition, software development costs related to the development of proprietary software connection to a certain claims adjudication system and enhancements to our internal repricing and billing system, primarily related to regulatory requirements. The proprietary connection was developed to simplify the implementation process for those prospects that utilize that particular adjudication system.

We believe our current cash balance of $11.5 million as of March 31, 2012 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future.  In anticipation of adding new clients during 2012, we have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of March 31, 2012.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended March 31, 2012 and March 31, 2011, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of March 31, 2012 or 2011 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company has experienced declining revenue over the last two years primarily as a result of the decline in business from its two largest clients. Our second largest client continues to transition following a business combination. Our client continues to migrate its payors and employee groups to network alternatives, negatively impacting the claims volume from our client. We anticipate the transition to continue through 2012 and be complete by December 31, 2012. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to profitability.

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2011 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.

ITEM 5.	Other Information

In a letter dated March 20, 2012, The NASDAQ Stock Market LLC (“NASDAQ”) notified the Company that it is eligible for an additional 180-day period to regain compliance with the Minimum Bid Price Requirement (as defined below).
On September 21, 2011, the Company had received a letter from NASDAQ stating that for 30 consecutive business days immediately preceding the date of the letter the Company's common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until March 19, 2012, to regain compliance.
In the March 20 letter, NASDAQ stated that although the Company had not regained compliance with the Minimum Bid Price Requirement by March 19, 2012, it is eligible for an additional 180-day compliance period, or until September 17, 2012, based on the Company meeting the continued listing requirements for market value of publicly held shares and all other applicable standards for initial listing on the NASDAQ Capital Market (except for the Minimum Bid Price Requirement) and having notified NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
If compliance cannot be demonstrated by September 17, 2012, NASDAQ will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to a hearings panel with a plan to regain compliance. There can be no assurances that the Company will be able to regain compliance with the Minimum Bid Price Requirement.

ITEM 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American Caresource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	May 11, 2012	By:	/s/ Kenneth S. George
Kenneth S. George
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2012	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)