Form 10-Q
period 2012-06-30
American Caresource Holdings, Inc.
filed 2012-08-10
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 6, 2012 was 17,121,450.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues	$8,215	$11,308	$17,616	$24,385
Cost of revenues:
Provider payments	6,078	8,815	12,873	18,624
Administrative fees	364	503	828	1,175
Claims administration and provider development	909	1,211	1,943	2,379
Total cost of revenues	7,351	10,529	15,644	22,178

Contribution margin	864	779	1,972	2,207

Selling, general and administrative expenses	1,455	1,553	2,895	3,015
Depreciation and amortization	221	191	440	381
Total operating expenses	1,676	1,744	3,335	3,396

Loss before income taxes	(812)	(965)	(1,363)	(1,189)
Income tax provision (benefit)	17	(320)	24	(322)
Net loss	$(829)	$(645)	$(1,387)	$(867)

Loss per basic and diluted common share	$(0.05)	$(0.04)	$(0.08)	$(0.05)

Basic and diluted weighted average common shares outstanding	17,131	16,962	17,110	16,962

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,605	$11,315
Accounts receivable, net	3,338	4,317
Prepaid expenses and other current assets	515	559
Deferred income taxes	6	6
Total current assets	14,464	16,197

Property and equipment, net	1,684	1,829

Other assets:
Deferred income taxes	223	226
Other non-current assets	16	16
Intangible assets, net	832	896
	$17,219	$19,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$3,049	$3,678
Accounts payable and accrued liabilities	1,033	1,237
Total current liabilities	4,082	4,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 17,121 and 17,076 shares issued and outstanding in 2012 and 2011, respectively	171	171
Additional paid-in capital	22,575	22,300
Accumulated deficit	(9,609)	(8,222)
Total stockholders' equity	13,137	14,249
	$17,219	$19,164

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	17,076	$171	$22,300	$(8,222)	$14,249
Net loss	—	—	—	(1,387)	(1,387)
Stock-based compensation expense	—	—	252	—	252
Issuance of common stock as equity incentive awards, net of tax withholdings	41	—	23	—	23
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	4	—	—	—	—
Balance at June 30, 2012	17,121	$171	$22,575	$(9,609)	$13,137

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,387)	$(867)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	252	445
Depreciation and amortization	440	381
Amortization of long-term client agreement	125	125
Client administration fee expense related to warrants	—	67
Deferred income taxes	3	(330)
Changes in operating assets and liabilities:
Accounts receivable	979	213
Prepaid expenses and other assets	(69)	(130)
Accounts payable and accrued liabilities	(181)	(232)
Due to service providers	(629)	(2,459)
Net cash used in operating activities	(467)	(2,787)

Cash flows from investing activities:
Investment in software development costs	(138)	(353)
Additions to property and equipment	(97)	(19)
Net cash used in investing activities	(235)	(372)

Cash flows from financing activities:
Payment of income tax withholdings on net exercise of equity incentives	(8)	—
Net cash used in financing activities	(8)	—

Net decrease in cash and cash equivalents	(710)	(3,159)
Cash and cash equivalents at beginning of period	11,315	14,512

Cash and cash equivalents at end of period	$10,605	$11,353

Supplemental cash flow information:
Cash paid for taxes	$45	$—

Supplemental non-cash financing activity:
Income tax withholdings on conversion of equity incentives	$—	$16
Accrued bonus paid with equity incentives	$23	$—

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

•
providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor’s specific needs and is available to each payor’s covered persons for covered services;

•	providing payors with claims management, reporting and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2012 and December 31, 2011 and operating results are for the three and six months ended June 30, 2012 and 2011, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 9, 2012.

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

2. Revenue Recognition

The Company recognizes revenue on the services that it provides, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers, (ii) providing claims management, reporting, processing and payment services, (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the client payors and collections are reasonably assured.  The Company estimates revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

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

Following are the key indicators that support the Company’s conclusion that it acts as a principal when settling claims for service providers through its contracted service provider network:

•
The Company is the primary obligor in the arrangement.  The Company has assessed its role as primary obligor as a strong indicator of gross reporting.  The Company believes that it is the primary obligor in its transactions because it is responsible for providing the services desired by its client payors.  The Company has distinct, separately negotiated contractual relationships with its client payors and with the ancillary healthcare providers in its networks.  The Company does not negotiate “on behalf of” its client payors and does not hold itself out as the agent of the client payors when negotiating the terms of the Company’s ancillary healthcare service provider agreements.  The Company’s agreements contractually prohibit client payors and service providers to enter into direct contractual relationships with one another.  The client payors have no control over the terms of the Company’s agreements with the service providers.  In executing transactions, the Company assumes key performance-related risks.  The client payors hold the Company responsible for fulfillment, as the provider, of all of the services the client payors are entitled to under their contracts; client payors do not look to the service providers for fulfillment.  In addition, the Company bears the pricing/margin risk as the principal in the transactions.  Because the contracts with the client payors and service providers are separately negotiated, the Company has complete discretion in negotiating both the prices it charges its client payors and the financial terms of its agreements with the service providers.  Since the Company’s profit is the spread between the amounts received from the client payors and the amount paid to the service providers, it bears significant pricing/margin risk.  There is no guaranteed mark-up payable to the Company on the amount the Company has contracted.  Thus, the Company bears the risk that amounts paid to the service provider will be greater than the amounts received from the client payors, resulting in a loss or negative claim.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2012, its net revenues would have been approximately $2.1 million and $4.7 million, respectively. For the three and six months ended June 30, 2011, its net revenues would have been approximately $2.5 million and $5.8 million, respectively.

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

During the three and six months ended June 30, 2012 and 2011, two of the Company’s clients, identified in the Company's annual report on Form 10-K for the year ended December 31, 2011, comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2012					Periods ended June 30, 2011
	As of June 30, 2012	Three months		Six months		As of June 30, 2011	Three months		Six months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Material Client Relationship	$1,366	$3,050	37%	$5,953	34%	$1,864	$3,071	27%	$8,178	33%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	154	682	8	1,706	10	1,067	2,455	22	5,259	22
All Others	2,125	4,544	56	10,067	57	2,531	5,850	52	11,252	46
Allowance for Uncollectable Receivables/Provision for refunds	(307)	(61)	(1)	(110)	(1)	(165)	(68)	(1)	(304)	(1)
	$3,338	$8,215	100%	$17,616	100%	$5,297	$11,308	100%	24,385	100%

3. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three and six months ended June 30, 2012, options to purchase approximately 2.2 million shares of common stock, warrants to purchase 358,334 shares of common stock and approximately 10,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three and six months ended June 30, 2012, the Company capitalized approximately $61,000 and $138,000, respectively. During the three and six months ended June 30, 2011, the Company capitalized approximately $237,000 and $353,000, respectively.
5. Warrants

The Company entered into an agreement as of February 25, 2011 with an employee, whereby the Company agreed to issue warrants to purchase 250,000 shares of common stock with an exercise price of $1.67. The warrants have a term of 5 years and vest in increments over a time period of 2 years depending on the achievement of defined, agreed upon revenue targets generated by new clients. The agreement also obligates the Company to issue warrants to purchase up to an additional 500,000 shares of common stock (issued in 250,000 increments) pursuant to the achievement of additional defined agreed upon revenue targets. During the twelve months ended December 31, 2011, we did not recognize compensation costs associated with these warrants due to the low probability of vesting.

On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrants initially granted now cover 133,334 shares to be purchased at an exercise price of $0.50, 66,667 of which vested immediately, and the remaining 66,667 shares vesting upon the achievement of certain revenue targets. The number of shares underlying warrants to be issued under the agreement in the future was reduced to 266,666 shares (issued in 133,333 increments) based upon the achievement of additional defined agreed upon revenue targets.

During the six months ended June 30, 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 66,667 shares. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

6. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. No material event occurred subsequent to June 30, 2012.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2012 and its financial condition at June 30, 2012.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employee groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs throughout its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor’s specific needs and is available to each payor’s members for covered services;

•	providing payors with claims management, reporting and processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

The Company has assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 30 service categories. We have a dedicated provider development function comprised of eight full-time employees, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

We secure contracts with ancillary service providers by offering them the following:

•	inclusion in a nationwide network that provides exposure to our client payors and their aggregate member lives;

•	an array of administrative and back-office services, such as collections and appeals;

•	increased claims volume through various "soft steerage" mechanisms; and

•	advocacy in the claims appeals process.

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

In addition, under the Minimum Loss Ratio ("MLR") regulations included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve healthcare quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins. See "Recent and pending healthcare reforms could materially adversely affect our revenues, financial position and our results of operations" under "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW

We have experienced revenue declines over the past two years, primarily related to the declines in the business of our two largest clients, both of which are preferred provider organizations ("PPOs"). Due to a variety of factors affecting the healthcare industry generally, the economy and for other reasons, revenue from each of our two largest clients continued to decline (with downturns in their own businesses) resulting in quarterly declines in our revenue from those accounts that ranged between 14% and 57% during the periods between 2010 and the current quarter. Because of the significance of the revenue concentration from these two clients (approximately 98% in 2008), the declines of the business of these clients has had a significant negative impact on our operating results over the past three years (including 2012 to date), despite our new business development efforts.

In 2010, we began focusing our sales efforts on third-party administrators ("TPAs"), insurance companies, self-funded organizations, employer groups and direct payors, as we believe we can more competitively impact those relationships. TPAs, in their fiduciary capacity, assist their clients (primarily employer groups) with cost containment; the ancillary network solution we provide is a valuable component to add to a TPA's portfolio. There are approximately 500 TPAs nationwide, with approximately 20% of those being our target market. According to research reported by the Employee Benefit Research Institute, as recently as 2008, approximately 55% of employees with health insurance were covered by a self-insured plan. In light of changes in healthcare legislation and the size of the self-insured market, we believe that TPAs are an important element of that market, with needs that we can address, primarily from a cost containment standpoint.

We added 13 new clients in 2010, which generated approximately $5.9 and $11.9 million of revenue in 2010 and 2011, respectively. While those accounts contribute an estimated $10-12 million of revenue annually, they have only partially offset the revenue declines from our significant legacy clients. During 2011, we signed only four new accounts.

Early in 2012, we made investments in our sales function in an effort to expand sales distribution channels, improve sales processes, evaluate marketing opportunities and most importantly, increase our number of sales personnel, which was four at June 30, 2012, compared to 2.5 full-time employees during most of 2011. Additionally, we have engaged two sales consultants, each of whom has an extensive background in the healthcare industry. The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In 2012, the Company's objectives continue to be to (1) add new significant client contracts, (2) control our cost structure to limit operating losses, (3) preserve our existing cash balances for investments in the business model and/or other strategic initiatives, and (4) investigate and identify strategic initiatives that the Company can execute in the short and long-term that will bring value to our stockholders. Nevertheless, until we can replace a greater amount of the revenue that we have lost from our two largest clients, we will continue to experience operating losses.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth a comparison of our results of operations for the following periods presented:

	Second Quarter				Six Months
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net revenue	$8,215	$11,308	$(3,093)	(27.4)%	$17,616	$24,385	$(6,769)	(27.8)%

Variable costs:
Provider payments	6,078	8,815	2,737	31.0	12,873	18,624	5,751	30.9
Administrative fees	364	503	139	27.6	828	1,175	347	29.5
Total variable costs	6,442	9,318	2,876	30.9	13,701	19,799	6,098	30.8
Percent of net revenue	78.4%	82.4%			77.8%	81.2%

Variable flowthrough	1,773	1,990	(217)	(10.9)	3,915	4,586	(671)	(14.6)
Variable margin	21.6%	17.6%			22.2%	18.8%

Non-variable costs:
Claims administration	652	830	178	21.4	1,359	1,651	292	17.7
Provider development	257	381	124	32.5	584	728	144	19.8
Sales & marketing	503	367	(136)	(37.1)	1,069	678	(391)	(57.7)
Finance & administration	952	1,186	234	19.7	1,826	2,337	511	21.9
Total non-variable costs	2,364	2,764	400	14.5	4,838	5,394	556	10.3
Percent of net revenue	28.8%	24.4%			27.5%	22.1%

Loss before depreciation, amortization, and income taxes	(591)	(774)	183	23.6	(923)	(808)	(115)	(14.2)
Percent of net revenue	(7.2)%	(6.8)%			(5.2)%	(3.3)%

Depreciation and amortization	221	191	(30)	(15.7)	440	381	(59)	(15.5)
Income tax provision (benefit)	17	(320)	(337)	(105.3)	24	(322)	(346)	(107.5)
Net loss	$(829)	$(645)	$(184)	(28.5)%	$(1,387)	$(867)	$(520)	(60.0)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and six months ended June 30, 2012 and 2011.

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

The following tables set forth a comparison of our net revenues and billed claims for the following periods presented ended June 30 (in thousands):

	Net Revenue				Billed Claims Volume
	Second Quarter		Change		Second Quarter		Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$3,050	$3,071	$(21)	(1)%	8	21	(13)	(62)%
MultiPlan, Inc. (formerly Viant, Inc.)	682	2,455	(1,773)	(72)	4	11	(7)	(64)
Principal Life Insurance Company	—	663	(663)	(100)	—	3	(3)	(100)
Other legacy clients	1,821	2,038	(217)	(11)	14	14	—	—
Sub-total	5,553	8,227	(2,674)	(33)	26	49	(23)	(47)

Clients implemented in 2010 - 2012	2,723	3,149	(426)	(14)	16	18	(2)	(11)

Total gross revenue	$8,276	$11,376	$(3,100)	(27)%	42	67	(25)	(37)%
Provision for refunds	(61)	(68)	7	(10)	—	—	—	nm
Net Revenue	$8,215	$11,308	$(3,093)	(27)%	42	67	(25)	(37)%

	Net Revenue				Billed Claims Volume
	Six Months		Change		Six Months		Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$5,953	$8,178	$(2,225)	(27)%	20	40	(20)	(50)%
MultiPlan, Inc. (formerly Viant, Inc.)	1,706	5,259	(3,553)	(68)	9	24	(15)	(63)
Principal Life Insurance Company	43	1,523	(1,480)	(97)	—	7	(7)	(100)
Other legacy clients	3,478	3,844	(366)	(10)	27	31	(4)	(13)
Sub-total	11,180	18,804	(7,624)	(41)	56	102	(46)	(45)

Clients implemented in 2010 - 2012	6,546	5,885	661	11	30	33	(3)	(9)

Total gross revenue	$17,726	$24,689	$(6,963)	(28)%	86	135	(49)	(36)%
Provision for refunds	(110)	(304)	194	(64)			—	nm
Net Revenue	$17,616	$24,385	$(6,769)	(28)%	86	135	(49)	(36)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended June 30 (in thousands):

	Second Quarter				Six Months
			Change				Change
(in thousands)	2012	2011	Claims	%	2012	2011	Claims	%
Processed	53	82	(29)	(35)%	108	167	(59)	(35)%
Billed	42	67	(25)	(37)	86	135	(49)	(36)

Following is a discussion of the changes in net revenue generated by significant client/client grouping for the three and six months ended June 30, 2012 as compared to the same period in 2011:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the three months ended June 30, 2012 is due to the following factors:

•
During the first half of 2012, the client commenced a technology platform conversion, which disrupted the claims flow. That disruption negatively impacted our revenue, as we did not receive all claims related to specialty services provided, and the disruption caused claims data to be omitted which inhibited collectibility. As a result, we have significantly reduced our revenue/collection estimates for the three months ended June 30, 2012. We have worked (and continue to work) closely with our client to assist in resolving the claims flow issues. While we expect that the issues will be corrected, we have no assurances the amounts will return to historical levels in future quarters or at the completion date of the conversion; and

•	The client suffered attrition in its client base during 2011.

The slight decline in net revenue in the three months ended June 30, 2012 compared to the prior year period is due to adjustments to our estimates of collections in the prior year period related to the mix of specialties provided and amounts paid directly to the service provider by the payors.

The decline in net revenue and billed claims volume from the client for the six months ended June 30, 2012 compared to the same prior year period is due to the technology platform conversion and client attrition discussed above. In addition, the client lost a significant employer group which accounted for approximately $500,000 of revenue to us during the six months ended June 30, 2011.

The performance of the client account during the remainder of 2012 will be affected by attrition in its own client base, its internal strategic initiatives and further technology infrastructure changes. We have no assurances that we will maintain a level of revenue consistent with the first half of 2012 or the prior year.

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

Principal Life Insurance Company

As was announced publicly in late-2010, Principal Life Insurance Company ("Principal") exited the health insurance business. During the course of 2011, Principal transitioned its existing members and groups, which resulted in revenue of $663,000 and $1.5 million to us in the three and six months ended June 30, 2011, respectively. We do not expect to generate meaningful revenue or claims volume from the account in 2012.

Other Legacy Clients

Our other legacy clients consist of 11 various relationships with PPOs, insurance companies and direct payors that were contracted between 2005 and 2009. Most of the accounts have matured and there are only limited opportunities for growth. Through our account management group, we maintain contact with these clients to determine if opportunities exist to serve the accounts and generate incremental revenue.

The overall declines in revenue and claims volume from the accounts during the three and six months ended June 30, 2012, as compared to the same prior year periods is due primarily to two factors impacting two of our clients, technology issues and specialty billed mix. During the first quarter of 2012 one of our other clients experienced technology issues related to regulatory compliance, which was subsequently rectified, but it had a negative impact on revenue of approximately $73,000 and $242,000 for the three and six months ended June 30, 2012, respectively. In addition, another legacy client incurred long-term acute care specialty claims of $116,000 in the second quarter of 2011. There were no similar high-dollar claims billed in the current year quarter. A change in patient and specialty mix, as well as benefit plan design changes, can result in an increase of non-covered benefits and is not a factor controlled by us.

Clients implemented in 2010 - 2012

The 13 clients implemented in 2010 consist of 12 TPAs and one PPO, and are the results of the initial stages of our focus on TPAs and direct payors. The accounts generated revenue of approximately $11.9 million during 2011. Through our account management group, we work with these clients to determine ways in which we can bring value to the relationships and to add our network to incremental employer groups in order to maximize our revenue opportunity.

During the three months ended June 30, 2012 revenue for this client group decreased 14% as compared to the same prior year period. The decrease is primarily the result of two clients which experienced technology issues, which negatively impacted claims flow to us. As a result, the impact to second quarter revenue was $305,000. We have worked (and continue to work) closely with our clients to resolve the claims flow issues.

The increase in revenue for this client group during the six months ended June 30, 2012 is due to the following factors:

•
Two clients were implemented in late-2010, thus their claims flow was ramping up in the first six months of 2011; we recognized full claims flow from those two clients in the first half of 2012. In addition, we received claims from these two clients on a post-adjudicated basis; therefore estimated collections are higher on the claims relative to other clients;

•	Several of our clients added employer groups that previously were not utilizing our network of ancillary providers. Those groups generated incremental revenue during the first half of 2012; and

•
We implemented four new clients over the course of 2011. For the six months ended June 30, 2012, those four accounts contributed incremental revenue of $236,000 compared to the same period in the prior year.

During the six months ended June 30, 2012 revenues for our new clients increased approximately 11% compared to the first half of 2011. The growth was generated primarily from the accounts implemented in 2010, most of which are TPAs and direct payors.

The following tables detail the change in revenue generated from different client types (includes all Company clients) for the periods ended June 30:

	Second Quarter
	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs	25	$3,730	45.1%	20	$4,198	36.9%	$(468)	(11)%
PPOs	11	3,939	47.6	10	5,705	50.2	(1,766)	(31)
Direct/Insurance Companies	3	594	7.2	3	1,473	12.9	(879)	(60)
Other	1	13	0.1	—	—	—	13	nm
Gross revenue, before provision for refunds		$8,276	100.0%		$11,376	100.0%	$(3,100)	(27)%

	Six Months
	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs	25	$8,427	47.5%	20	$7,971	32.3%	$456	6%
PPOs	11	7,988	45.1	10	13,461	54.5	(5,473)	(41)
Direct/Insurance Companies	3	1,298	7.3	3	3,257	13.2	(1,959)	(60)
Other	1	13	0.1	—	—	—	13	nm
Gross revenue, before provision for refunds		$17,726	100.0%		$24,689	100.0%	$(6,963)	(28)%

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

The following tables set forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended June 30:

	Second Quarter
					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$6,078	74.0%	$8,815	78.0%	$(2,737)	(31)%
Administrative fees	364	4.4	503	4.5	(139)	(28)
Total variable costs	$6,442	78.4%	$9,318	82.5%	$(2,876)	(31)%

	Six Months
					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$12,873	73.1%	$18,624	76.4%	$(5,751)	(31)%
Administrative fees	828	4.7	1,175	4.8	(347)	(30)
Total variable costs	$13,701	77.8%	$19,799	81.2%	$(6,098)	(31)%

Provider payments

The 31% decrease in provider payments for the second quarter and first six months of 2012 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year periods is primarily due to the following:

•
A shift in mix from clients that generate lower margins, relative to other clients, primarily MultiPlan. MultiPlan generated approximately 8% and 10% of our net revenue in the second quarter and first six months of 2012, as compared to approximately 22% in each of the same periods in 2011; and

•
A shift in mix towards higher margin categories, such as laboratory services, durable medical equipment, infusion services and surgery centers, away from lower margin categories, such as dialysis services.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.4% for the three months ended June 30, 2012 and 2011. Additionally, administrative fees paid to clients during the six months ended June 30, 2012 decreased to 4.7% compared to 4.8% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) account for approximately 62% of our non-variable cost structure during the six months ended June 30, 2012. Our headcount of full-time employees ("FTE's") was 55 and 63 at June 30, 2012 and 2011, respectively.

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

We adjust the headcount of our operations group consistent with the level of claims we process and bill. During the three and six months ended June 30, 2012, we processed 53,000 and 108,000 claims, respectively, compared to 82,000 and 167,000 claims during the same prior year periods.

The following table sets forth a comparison of processed and billed claims for the following periods presented ended June 30 (in thousands):

	Second Quarter				Six Months
			Change				Change
(in thousands)	2012	2011	Claims	%	2012	2011	Claims	%
Processed	53	82	(29)	(35)%	108	167	(59)	(35)%
Billed	42	67	(25)	(37)	86	135	(49)	(36)

Accordingly, we had 19 FTE's in our operations group at June 30, 2012 compared to 23 FTE's as of June 30, 2011. Currently, we process approximately 90% of our claims electronically, making our processes scalable. In the event that we add a significant number of new clients, we don't anticipate the need to make significant investments in our operations group.

Since June 30, 2011, we eliminated two positions in our information technology group as a result of natural attrition, consistent with our focus on controlling costs. In the event of significant strategic information technology initiatives, we may increase our headcount in the future.

Provider Development

Our provider development function is responsible for developing our network of ancillary healthcare service providers, which includes contracting with providers to be included in the network and maintaining a relationship with existing providers, all for the purpose of enhancing our ancillary service provider network for our client payors. We customize networks for our clients, thus as new client contracts are secured, our recruiting activities will increase. While we anticipate having the capacity to increase our activities with our existing headcount, it is possible that if a significant number of clients are added, we will increase headcount in our provider development function.

We had eight FTE's in our provider development group at June 30, 2012 compared to nine FTE's as of June 30, 2011. The 33%, decrease in costs related to the provider development function during the three months ended June 30, 2012 as compared to the same prior year period is a result of the headcount reduction and lower overall benefit costs.

Sales and Marketing

Our sales and marketing function consists of our sales and account management groups. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The 37% and 58% increase in sales and marketing costs during the three and six months ended June 30, 2012 as compared to the same prior year periods is a result of the following:

•
Increases of approximately $121,000 and $231,000, for the respective periods noted above, are for consulting costs related to (1) the engagement of a consulting firm to lead a major initiative to invest in and improve our sales and marketing function; and (2) engagement of strategic consultants to investigate other sales opportunities outside of the traditional group health market.

•	The addition of two sales resources to complement our external sales efforts. As of June 30, 2012, we had four FTE's in our external sales force and two FTE's in the account management group.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

The 22% decrease in the finance and administration function is due primarily to the reduction in headcount; as of June 30, 2012, we had ten FTE's in the function, as compared to 13 FTE's at June 30, 2011. The decline in headcount is due to natural attrition, which is gradual reduction in the number of employees by natural or voluntary means. In addition, investor relations expense and recruiting costs decreased as a result of utilizing lower cost consultants and vendors, respectively. However, the decrease was partially offset by $64,000 in consulting fees during the second quarter of 2012 related to various strategic initiatives and the review the organization's structure and alignment.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the periods presented ending June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Sales and marketing	$503	$367	$(136)	(37)%	$1,069	$678	$(391)	(58)%
Finance and administration	952	1,186	234	20	1,826	2,337	511	22
Selling, general and administrative expenses	$1,455	$1,553	$98	6%	$2,895	$3,015	$120	4%
Percentage of total net revenues	17.7%	13.7%			16.4%	12.4%

SG&A expenses as a percentage of total net revenues increased during the three and six months ended June 30, 2012 compared to the same prior year periods, due primarily to the decline in net revenues compared to the same prior year periods. SG&A expenses for the six months ended June 30, 2012 included a severance charge of approximately $70,000. Excluding the severance charge, SG&A declined 6%, or $190,000, in the six months ended June 30, 2012 compared to the same prior year period.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2012 the Company had working capital of $10.4 million compared to $11.3 million at December 31, 2011.  Our cash and cash equivalents balance decreased to $10.6 million as of June 30, 2012 compared to $11.3 million at December 31, 2011. We continued to experience a decline in claims volume and resulting revenue, resulting in a net loss during the six months ended June 30, 2012 which used cash despite our cost containment measures. The table below reconciles the loss before income taxes to the net decrease in cash for the six months ended June 30, 2012.

Six months ended June 30, 2012
Loss before income taxes	$(1,363)
Depreciation and amortization	440
Non-cash stock-based compensation expense	252
Amortization of long-term client agreement	125
Payment of annual premiums for property and casualty insurance	(185)
Capital expenditures	(235)
Other working capital changes	256
Decrease in cash for the six months ended June 30, 2012	$(710)

We believe our current cash balance of $10.6 million as of June 30, 2012 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future.  However, our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of June 30, 2012.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended June 30, 2012 and June 30, 2011, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2012 or 2011 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company has experienced declining revenue over the last two years primarily as a result of the decline in business from its two largest clients. During the first half of 2012, our largest client commenced a technology platform conversion, which disrupted claims flow and continued to suffer attrition in its client base. Our second largest client continues to transition following a business combination. This client continues to migrate its payors and employee groups to network alternatives, negatively impacting the claims volume from this client. We anticipate the transition to continue through 2012 and be complete by December 31, 2012. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to profitability.

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

On September 21, 2011, the Company had received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) stating that for 30 consecutive business days immediately preceding the date of the letter the Company's common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until March 19, 2012, to regain compliance.
In a letter dated March 20, 2012, NASDAQ stated that although the Company had not regained compliance with the Minimum Bid Price Requirement by March 19, 2012, it is eligible for an additional 180-day compliance period, or until September 17, 2012, based on the Company meeting the continued listing requirements for market value of publicly held shares and all other applicable standards for initial listing on the NASDAQ Capital Market (except for the Minimum Bid Price Requirement) and having notified NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
At the Company's annual meeting of stockholders, held on June 11, 2012, the stockholders voted to amend the Company's certificate of incorporation for the purposes of effecting a reverse stock split and authorized its Board of Directors to determine, in its sole discretion, whether to effect the amendment, the timing of the amendment, and the specific ratio of the reverse stock split, provided that such ratio is 1-for-2, 1-for-2.5, 1-for-3, 1-for-3.5 or 1-for-4.  If the Company's stock does not satisfy the Minimum Bid Price Requirement by the end of the second compliance period, the Board could therefore approve a reverse stock split.
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
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 10, 2012	By:	/s/ Kenneth S. George
Kenneth S. George
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2012	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)