Form 10-Q
period 2012-09-30
American Caresource Holdings, Inc.
filed 2012-11-09
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on November 5, 2012 was 5,706,443.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues	$8,186	$11,496	$25,802	$35,881
Cost of revenues:
Provider payments	6,119	9,091	18,992	27,715
Administrative fees	340	616	1,168	1,791
Claims administration and provider development	922	1,067	2,865	3,446
Total cost of revenues	7,381	10,774	23,025	32,952

Contribution margin	805	722	2,777	2,929

Selling, general and administrative expenses	1,654	1,711	4,549	4,726
Goodwill impairment charge	—	4,361	—	4,361
Depreciation and amortization	222	204	662	585
Total operating expenses	1,876	6,276	5,211	9,672

Loss before income taxes	(1,071)	(5,554)	(2,434)	(6,743)
Income tax provision	4	969	28	647
Net loss	$(1,075)	$(6,523)	$(2,462)	$(7,390)

Loss per basic and diluted common share	$(0.19)	$(1.15)	$(0.43)	$(1.31)

Basic and diluted weighted average common shares outstanding	5,711	5,670	5,706	5,659

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,295	$11,315
Accounts receivable, net	2,620	4,317
Prepaid expenses and other current assets	381	559
Deferred income taxes	6	6
Total current assets	13,302	16,197

Property and equipment, net	1,665	1,829

Other assets:
Deferred income taxes	223	226
Other non-current assets	16	16
Intangible assets, net	800	896
	$16,006	$19,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$2,575	$3,678
Accounts payable and accrued liabilities	1,288	1,237
Total current liabilities	3,863	4,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,706 and 5,692 shares issued and outstanding in 2012 and 2011, respectively	57	57
Additional paid-in capital	22,770	22,414
Accumulated deficit	(10,684)	(8,222)
Total stockholders' equity	12,143	14,249
	$16,006	$19,164

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	5,692	$57	$22,414	$(8,222)	$14,249
Net loss	—	—	—	(2,462)	(2,462)
Stock-based compensation expense	—	—	333	—	333
Issuance of common stock as equity incentive awards, net of tax withholdings	13	—	23	—	23
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	1	—	—	—	—
Balance at September 30, 2012	5,706	$57	$22,770	$(10,684)	$12,143

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,462)	$(7,390)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	333	632
Depreciation and amortization	662	585
Goodwill impairment charge	—	4,361
Amortization of long-term client agreement	187	187
Client administration fee expense related to warrants	—	67
Deferred income taxes	3	615
Changes in operating assets and liabilities:
Accounts receivable	1,697	1,730
Prepaid expenses and other assets	—	(81)
Accounts payable and accrued liabilities	73	76
Due to service providers	(1,103)	(3,662)
Net cash used in operating activities	(610)	(2,880)

Cash flows from investing activities:
Investment in software development costs	(302)	(513)
Additions to property and equipment	(100)	(58)
Net cash used in investing activities	(402)	(571)

Cash flows from financing activities:
Payment of income tax withholdings on net exercise of equity incentives	(8)	—
Net cash used in financing activities	(8)	—

Net decrease in cash and cash equivalents	(1,020)	(3,451)
Cash and cash equivalents at beginning of period	11,315	14,512

Cash and cash equivalents at end of period	$10,295	$11,061

Supplemental cash flow information:
Cash paid for taxes	$49	$65

Supplemental non-cash operating and financing activity:
Income tax withholdings on conversion of equity incentives	$—	$37
Accrued bonus paid with equity incentives	$23	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2012 and December 31, 2011 and operating results are for the three and nine months ended September 30, 2012 and 2011, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 9, 2012.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2012, its net revenues would have been approximately $2.1 million and $6.8 million, respectively. For the three and nine months ended September 30, 2011, its net revenues would have been approximately $2.4 million and $8.2 million, respectively.

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

During the three and nine months ended September 30, 2012 and 2011, two of the Company’s clients, identified in the Company's annual report on Form 10-K for the year ended December 31, 2011, comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended September 30, 2012					Periods ended September 30, 2011
	As of September 30, 2012	Three months		Nine Months		As of September 30, 2011	Three months		Nine Months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Material Client Relationship	$814	$2,508	31%	$8,461	33%	$1,627	$3,964	34%	$12,142	34%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	200	706	9	2,412	9	756	2,535	22	7,794	22
All Others	1,841	5,049	61	15,117	59	1,556	5,130	45	16,382	45
Allowance for Uncollectable Receivables/Provision for refunds	(235)	(77)	(1)	(188)	(1)	(159)	(133)	(1)	(437)	(1)
	$2,620	$8,186	100%	$25,802	100%	$3,780	$11,496	100%	35,881	100%

3. Reverse Stock Split

On August 31, 2012 the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”) to effect a 1-for-3 reverse stock split (“reverse split”) of its common stock, par value $0.01 per share (the “Common Stock”), effective September 4, 2012 (the “Effective Day”). Because the Amendment did not result in a reduction in the number of authorized shares of Common Stock, its effect was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding. In addition, the par value per share of Common Stock remained $0.01, thus Common Stock and Additional Paid-In Capital were adjusted $114,000 to reflect the reverse split on the consolidated balance sheet.

At the Company's annual meeting of stockholders, held on June 11, 2012, the stockholders voted to amend the Company's certificate of incorporation for the purpose of effecting a reverse stock split and authorized its Board of Directors to determine, in its sole discretion, whether to effect the amendment, the timing of the amendment, and the specific ratio of the reverse stock split, provided that such ratio is 1-for-2, 1-for-2.5, 1-for-3, 1-for-3.5 or 1-for-4.

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. The amount paid to stockholders was less than $1,000. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,443 shares of common stock issued and outstanding as of September 30, 2012.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

4. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three and nine months ended September 30, 2012, options to purchase approximately 730,000 shares of common stock, warrants to purchase 119,445 shares of common stock and approximately 3,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

5. Software Development Costs

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
During the three and nine months ended September 30, 2012, the Company capitalized approximately $164,000 and $302,000, respectively. During the three and nine months ended September 30, 2011, the Company capitalized approximately $160,000 and $513,000, respectively.

6. Warrants

The Company entered into an agreement as of February 25, 2011 with an employee, whereby the Company agreed to issue warrants to purchase 83,333 shares of common stock with an exercise price of $5.01. The warrants have a term of 5 years and vest in increments over a time period of 2 years depending on the achievement of defined, agreed upon revenue targets generated by new clients. The agreement also obligates the Company to issue warrants to purchase up to an additional 166,666 shares of common stock (issued in 83,333 increments) pursuant to the achievement of additional defined agreed upon revenue targets. During the twelve months ended December 31, 2011, we did not recognize compensation costs associated with these warrants due to the low probability of vesting.

On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrants initially granted now cover 44,444 shares to be purchased at an exercise price of $1.50, 22,222 of which vested immediately, and the remaining 22,222 shares vesting upon the achievement of certain revenue targets. The number of shares underlying warrants to be issued under the agreement in the future was reduced to 88,889 shares (issued in 44,444 increments) based upon the achievement of additional defined agreed upon revenue targets.

During the nine months ended September 30, 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 22,222 shares. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

Shares of common stock and exercise price have been restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012.

7. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. No material event occurred subsequent to September 30, 2012.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2012 and its financial condition at September 30, 2012.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW

We have experienced revenue declines over the past three years (including 2012), primarily related to the declines in the business of our two largest clients, both of which are preferred provider organizations ("PPOs"). Due to a variety of factors affecting the healthcare industry generally, the economy and for other reasons, revenue from each of our two largest clients continued to decline (with downturns in their own businesses) resulting in year-over-year quarterly declines in our revenue from those accounts that ranged between 15% and 57% during the periods between 2010 and the current quarter. Because of the significance of the revenue concentration from these two clients (approximately 98% in 2008), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past three years (including 2012 to date), despite our new business development efforts.

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

We added 13 new clients in 2010, which generated approximately $5.9, $11.9, and $8.9 million of revenue in 2010 through 2012, respectively. While those accounts contribute an estimated $11-13 million of revenue annually, they have only partially offset the revenue declines from our significant legacy clients. During 2011, we signed only four new accounts. During the nine months ended September 30, 2012, we have signed four new accounts, of which, three are TPAs. None of the four accounts have made significant revenue contributions or have had a material impact on our consolidated results of operations during 2012.

Early in 2012, we made investments in our sales function in an effort to expand sales distribution channels, improve sales processes, evaluate marketing opportunities and most importantly, increase our number of sales personnel, which was four at September 30, 2012, compared to 2.5 full-time employees during most of 2011. Additionally, we have engaged two sales consultants, each of whom has an extensive background in the healthcare industry. In connection with our efforts to diversify revenue and identify expanded business opportunities, during the three months ended September 30, 2012, we invested $107,000 in a software solution intended to enhance delivery of the Company's network of ancillary service providers as part of a cost containment solution. The Company will make additional payments totaling approximately $198,000 over the next five months relating to such efforts. The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In 2012, the Company's objectives continue to be to (1) add new significant client contracts, (2) control our cost structure to limit operating losses, (3) preserve our existing cash balances for investments in the business model and/or other strategic initiatives, and (4) investigate and identify strategic initiatives that the Company can execute in the short and long-term that will bring value to our stockholders. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two largest clients, we will continue to experience operating losses and use our existing cash reserves for operating and investing activities.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth a comparison of our results of operations for the following periods presented:

	Third Quarter				Nine Months
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net revenue	$8,186	$11,496	$(3,310)	(28.8)%	$25,802	$35,881	$(10,079)	(28.1)%

Variable costs:
Provider payments	6,119	9,091	2,972	32.7	18,992	27,715	8,723	31.5
Administrative fees	340	616	276	44.8	1,168	1,791	623	34.8
Total variable costs	6,459	9,707	3,248	33.5	20,160	29,506	9,346	31.7
Percent of net revenue	78.9%	84.4%			78.1%	82.2%

Variable flowthrough	1,727	1,789	(62)	(3.5)	5,642	6,375	(733)	(11.5)
Variable margin	21.1%	15.6%			21.9%	17.8%

Non-variable costs:
Claims administration	624	740	116	15.7	1,983	2,392	409	17.1
Provider development	298	327	29	8.9	882	1,054	172	16.3
Sales & marketing	498	321	(177)	(55.1)	1,564	999	(565)	(56.6)
Finance & administration	1,156	1,390	234	16.8	2,985	3,727	742	19.9
Total non-variable costs	2,576	2,778	202	7.3	7,414	8,172	758	9.3
Percent of net revenue	31.5%	24.2%			28.7%	22.8%

Loss before depreciation, amortization, and income taxes	(849)	(989)	140	14.2	(1,772)	(1,797)	25	1.4
Percent of net revenue	(10.4)%	(8.6)%			(6.9)%	(5.0)%

Goodwill impairment charge	—	4,361	4,361	100.0	—	4,361	4,361	100.0
Depreciation and amortization	222	204	(18)	(8.8)	662	585	(77)	(13.2)
Income tax provision (benefit)	4	969	965	(99.6)	28	647	619	(95.7)
Net loss	$(1,075)	$(6,523)	$5,448	83.5%	$(2,462)	$(7,390)	$4,928	66.7%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and nine months ended September 30, 2012 and 2011.

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

The following tables set forth a comparison of our net revenues and billed claims for the following periods presented ended September 30 (in thousands):

	Net Revenue				Billed Claims Volume
	Third Quarter		Change		Third Quarter		Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$2,508	$3,964	$(1,456)	(37)%	8	18	(10)	(56)%
MultiPlan, Inc. (formerly Viant, Inc.)	706	2,535	(1,829)	(72)	3	10	(7)	(70)
Principal Life Insurance Company	4	544	(540)	(99)	—	2	(2)	(100)
Other legacy clients	1,713	1,428	285	20	11	13	(2)	(15)
Sub-total	4,931	8,471	(3,540)	(42)	22	43	(21)	(49)

Clients implemented in 2010 - 2012	3,332	3,158	174	6	15	18	(3)	(17)

Total gross revenue	$8,263	$11,629	$(3,366)	(29)%	37	61	(24)	(39)%
Provision for refunds	(77)	(133)	56	(42)	—	—	—	nm
Net Revenue	$8,186	$11,496	$(3,310)	(29)%	37	61	(24)	(39)%

	Net Revenue				Billed Claims Volume
	Nine Months		Change		Nine Months		Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$8,461	$12,142	$(3,681)	(30)%	28	58	(30)	(52)%
MultiPlan, Inc. (formerly Viant, Inc.)	2,412	7,794	(5,382)	(69)	12	34	(22)	(65)
Principal Life Insurance Company	47	2,067	(2,020)	(98)	—	9	(9)	(100)
Other legacy clients	5,191	5,272	(81)	(2)	38	44	(6)	(14)
Sub-total	16,111	27,275	(11,164)	(41)	78	145	(67)	(46)

Clients implemented in 2010 - 2012	9,879	9,043	836	9	45	51	(6)	(12)

Total gross revenue	$25,990	$36,318	$(10,328)	(28)%	123	196	(73)	(37)%
Provision for refunds	(188)	(437)	249	(57)	—	—	—	nm
Net Revenue	$25,802	$35,881	$(10,079)	(28)%	123	196	(73)	(37)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended September 30 (in thousands):

	Third Quarter				Nine Months
			Change				Change
(in thousands)	2012	2011	Claims	%	2012	2011	Claims	%
Processed	46	73	(27)	(37)%	154	240	(86)	(36)%
Billed	37	61	(24)	(39)	123	196	(73)	(37)

Following is a discussion of the changes in net revenue generated by significant client/client groupings for the three and nine months ended September 30, 2012 as compared to the same period in 2011:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the three and nine months ended September 30, 2012 is due to the following factors:

•	The client continues to suffer attrition in its client base, resulting in declines in claims volume.

•
Early in 2012, we were informed by our client that it commenced a technology platform conversion, which disrupted the claims flow. That disruption negatively impacted our revenue, as we did not receive all claims related to specialty services provided, and the disruption caused claims data to be omitted which inhibited collectibility. Our revenue/collection estimates are lower for the three and nine months ended September 30, 2012, compared to the prior year periods.

•
Laboratory service claims from the client declined 78% and 62% for the three and nine months ended September 30, 2012, respectively. The declines in claim count resulted in estimated declines in revenue of approximately $270,000 and $720,000 for the three and nine months, respectively.

•
The client lost a significant employer group which accounted for approximately $535,000 of revenue to us during the nine months ended September 30, 2011. No revenue from the client was generated during the three and nine months ended September 30, 2012.

The performance of the client account during the remainder of 2012 will be affected by attrition in its own client base, its internal strategic initiatives and further technology infrastructure changes. We do not expect that we will maintain a level of revenue consistent with the first nine months of 2012 or the prior year. In addition, the term of the current contract amendment expires on December 31, 2012. While we are engaged in discussions relating to a renewal of the agreement, there can be no assurances that we will reach an agreement or that the relationship will continue subsequent to December 31, 2012. In any event, we expect that even if a new agreement is reached, revenue from this client will likely continue to decline.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan is methodically moving its payors and employers groups to its existing networks. The transition commenced in mid-2010 and is estimated to be complete at the end of 2012 at which time we do not expect any significant revenue contributions from the account.

Principal Life Insurance Company

As was announced publicly in late-2010, Principal Life Insurance Company ("Principal") exited the health insurance business. During the course of 2011, Principal transitioned its existing members and groups, which resulted in revenue of $544,000 and $2.1 million to us in the three and nine months ended September 30, 2011, respectively. We do not expect to generate meaningful revenue or claims volume from the account in the remaining part of 2012.

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

For the three months ended September 30, 2012, revenue for this client group increased 20%, or $285,000, as a result of a shift in specialty billed mix, which impacted three of our clients within this group. These clients experienced substantial increases in billings for specialty services, which historically carry higher collection rates. A change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us. This increase was partially offset by a client account, which continues to experience attrition within its own client base.

For the nine months ended September 30, 2012, revenue from this client group was flat (declined $81,000 or 2%) compared to the same period in 2011. While there are limited opportunities for growth in these accounts, revenue is impacted most significantly by the mix of specialties utilized and those specialties' associated collection rates, and the clients' ability to maintain its own book of business.

The 15% and 14% decline in billed claims volume for this client group for the three and nine months ended September 30, 2012, respectively, is primarily attributable to a client, which has experienced attrition in its own client base during the third quarter and technology issues early in 2012.

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

The 17% and 12% decline in billed claims volume for this client group for the three and nine months ended September 30, 2012, respectively, is primarily attributable to issues experienced by our only PPO client within this group. Our account management group is working closely with the client to ensure they are receiving the maximum benefit from our network of ancillary healthcare service providers.

During the three and nine months ended September 30, 2012, revenue for this client group, as a whole, increased 6% and 9%, respectively, as compared to the same prior year periods. The increase in revenue for this client group during the three and nine months ended September 30, 2012 is due to the following factors:

•
During the nine months ended September 30, 2012, continuing our strategy to pursue TPAs and direct payors, we implemented four new clients. These new clients contributed incremental revenue of approximately $133,000 and $163,000 for the three and nine months ended September 30, 2012, respectively.

•
We implemented four new clients over the course of 2011. For the nine months ended September 30, 2012, those four accounts contributed incremental revenue of $214,000 compared to the same period in the prior year; and

•
Several of our clients added employer groups that previously were not utilizing our network of ancillary providers. Those groups generated incremental revenue during the third quarter and first nine months of 2012;

The growth was generated primarily from the accounts implemented in 2010, most of which are TPAs and direct payors. For the nine months ended September 30, 2012 and 2011, the accounts implemented in 2010 have generated revenue of approximately $8.9 million and $8.4 million, respectively.

The following tables detail the change in revenue generated from different client types (includes all Company clients) for the periods ended September 30:

	Third Quarter
	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs	27	$3,940	47.7%	23	$3,505	30.1%	$435	12%
PPOs	11	3,635	44.0	11	6,782	58.4	(3,147)	(46)
Direct/Insurance Companies	3	647	7.8	3	1,342	11.5	(695)	(52)
Other	1	41	0.5	—	—	—	41	nm
Gross revenue, before provision for refunds		$8,263	100.0%		$11,629	100.0%	$(3,366)	(29)%

	Nine Months
	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs	27	$12,367	47.6%	23	$11,476	31.6%	$891	8%
PPOs	11	11,624	44.7	11	20,243	55.7	(8,619)	(43)
Direct/Insurance Companies	3	1,945	7.5	3	4,599	12.7	(2,654)	(58)
Other	1	54	0.2	—	—	—	54	nm
Gross revenue, before provision for refunds		$25,990	100.0%		$36,318	100.0%	$(10,328)	(28)%

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

The following tables set forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended September 30:

	Third Quarter
					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$6,119	74.7%	$9,091	79.1%	$(2,972)	(33)%
Administrative fees	340	4.2	616	5.4	(276)	(45)
Total variable costs	$6,459	78.9%	$9,707	84.5%	$(3,248)	(33)%

	Nine Months
					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$18,992	73.6%	$27,715	77.2%	$(8,723)	(31)%
Administrative fees	1,168	4.5	1,791	5.0	(623)	(35)
Total variable costs	$20,160	78.1%	$29,506	82.2%	$(9,346)	(32)%

Provider payments

The 33% and 31% decrease in provider payments for the third quarter and first nine months of 2012 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year periods is primarily due to the following:

•
A shift in mix from clients that generate lower margins, relative to other clients, primarily MultiPlan. MultiPlan generated approximately 9% of our net revenue in the third quarter and first nine months of 2012, as compared to approximately 22% in each of the same periods in 2011; and

•
A shift in mix towards higher margin categories, such as laboratory services, durable medical equipment, infusion services and surgery centers, away from lower margin categories, such as dialysis services.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.2% and 5.4% for the three months ended September 30, 2012 and 2011. Additionally, administrative fees paid to clients during the nine months ended September 30, 2012 decreased to 4.5% compared to 5.0% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 60% of our non-variable cost structure during the nine months ended September 30, 2012. Our headcount of full-time employees ("FTE's") was 55 and 61 at September 30, 2012 and 2011, respectively.

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

We adjust the headcount of our operations group consistent with the level of claims we process and bill. The following table sets forth a comparison of processed and billed claims for the following periods presented ended September 30 (in thousands):

	Third Quarter				Nine Months
			Change				Change
(in thousands)	2012	2011	Claims	%	2012	2011	Claims	%
Processed	46	73	(27)	(37)%	154	240	(86)	(36)%
Billed	37	61	(24)	(39)	123	196	(73)	(37)

Accordingly, we had 19 FTE's in our operations group at September 30, 2012 compared to 21 FTE's as of September 30, 2011. Currently, we process approximately 90% of our claims electronically, making our processes scalable. In the event that we add a significant number of new clients, we don't anticipate the need to make significant investments in our operations group.

Since September 30, 2011, we eliminated two positions in our information technology group as a result of natural attrition, consistent with our focus on controlling costs. In the event of significant strategic information technology initiatives, we may increase our headcount in the future.

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

We had eight FTE's in our provider development group at September 30, 2012 compared to nine FTE's as of September 30, 2011. The 9% decrease in costs related to the provider development function during the three months ended September 30, 2012 as compared to the same prior year period is a result of the headcount reduction and lower overall benefit costs.

Sales and Marketing

Our sales and marketing function consists of our sales and account management groups. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The 55% and 57% increase in sales and marketing costs during the three and nine months ended September 30, 2012 as compared to the same prior year periods is a result of the following:

•
Increases of approximately $115,000 and $346,000, for the respective periods noted above, are for consulting costs related to (1) the engagement of a consulting firm to lead a major initiative to invest in and improve our sales and marketing function; and (2) engagement of strategic consultants to investigate other sales opportunities outside of the traditional group health market.

•
The addition of two sales resources to complement our external sales efforts as well as the addition of one account manager. As of September 30, 2012, we had four FTE's in our external sales force and three FTE's in the account management group.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

For the three months ended September 30, 2012, expenses decreased 17% due to a restructuring charge of $263,000 recorded in the third quarter of 2011. Excluding this charge, finance and administration expenses for the three months ended September 30, 2012 increased 3% compared to the same prior year period.

The 20% decrease in the finance and administration function for the nine months ended September 30, 2012 is primarily due to the restructuring charge in 2011 discussed above and the reduction in headcount. As of September 30, 2012, we had ten FTE's in the function, as compared to 13 FTE's at September 30, 2011. The three additional positions in 2011 were held by higher-salaried employees relative to other salaried employees in the function; therefore, the reduction in headcount significantly impacted the overall expenses for the nine months ended September 30, 2012. The decline in headcount is due to natural attrition, which is gradual reduction in the number of employees by natural or voluntary means. In addition, investor relations expense, bank service fees and recruiting costs decreased $189,000 as a result of utilizing lower cost consultants and vendors. However, the decreases discussed above were partially offset by $326,000 in professional fees incurred during the second and third quarters of 2012 related to various strategic initiatives and the review of the organization's structure and alignment.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the periods presented ending September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Sales and marketing	$498	$321	$(177)	(55)%	$1,564	$999	$(565)	(57)%
Finance and administration	1,156	1,390	234	17	2,985	3,727	742	20
Selling, general and administrative expenses	$1,654	$1,711	$57	3%	$4,549	$4,726	$177	4%
Percentage of total net revenues	20.2%	14.9%			17.6%	13.2%

SG&A expenses as a percentage of total net revenues increased during the three and nine months ended September 30, 2012 compared to the same prior year periods, due primarily to the decline in net revenues compared to the same prior year periods.

Goodwill Impairment Charge

During the three months ended September 30, 2011 results of operations were impacted by a non-cash goodwill impairment charge of $4.4 million, which represented the entire balance of goodwill. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charge, but a valuation allowance was immediately provided.

The impairment was indicated as a result of the decline in the Company's stock price which the Company believes was caused by the continued declines in revenue and claims volume from the Company's two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact cash flows.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2012 the Company had working capital of $9.4 million compared to $11.3 million at December 31, 2011.  Our cash and cash equivalents balance decreased to $10.3 million as of September 30, 2012 compared to $11.3 million at December 31, 2011. We continued to experience a decline in claims volume and resulting revenue, resulting in a net loss during the nine months ended September 30, 2012 which expended cash despite our cost containment measures. The table below reconciles the loss before income taxes to the net decrease in cash for the nine months ended September 30, 2012.

Nine months ended September 30, 2012
Loss before income taxes	$(2,434)
Depreciation and amortization	662
Non-cash stock-based compensation expense	333
Amortization of long-term client agreement	187
Payment of annual premiums for property and casualty insurance, net of amounts amortized	(92)
Capital expenditures (primarily software development costs)	(402)
Other working capital changes	726
Decrease in cash for the nine months ended September 30, 2012	$(1,020)

We believe our current cash balance of $10.3 million as of September 30, 2012 and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future.  However, our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of September 30, 2012.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarters ended September 30, 2012 and September 30, 2011, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of September 30, 2012 or 2011 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company has experienced declining revenue over the last two years primarily as a result of the decline in business from its two largest clients. During the first nine months of 2012, our largest client commenced a technology platform conversion, which disrupted claims flow and continued to suffer attrition in its client base. Our second largest client continues to transition following a business combination. This client continues to migrate its payors and employee groups to network alternatives, negatively impacting the claims volume from this client. We anticipate the transition to continue through 2012 and be complete by December 31, 2012. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to profitability. In addition, the current amendment to the contract with our largest client expires on December 31, 2012. While we are engaged in discussions relating to a renewal of the agreement, there can be no assurances that we will reach an agreement or that the relationship will continue subsequent to December 31, 2012. In any event, we expect that even if a new agreement is reached, revenue from this client will likely continue to decline. As losses continue, our available cash will continue to decline.

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

On September 21, 2011, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) stating that for 30 consecutive business days immediately preceding the date of the letter the Company's common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by NASDAQ Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until March 19, 2012, to regain compliance.
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
On August 31, 2012 the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”) to effect a 1-for-3 reverse stock split (“reverse split”) of its common stock, par value $0.01 per share (the “Common Stock”), effective September 4, 2012 (the “Effective Day”). Because the Amendment did not result in a reduction in the number of authorized shares of Common Stock, its effect was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.
On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,443 shares of common stock issued and outstanding as of September 30, 2012.

On September 18, 2012, the Company received notification from NASDAQ that the Company was in compliance with the Minimum Bid Price Requirement.

ITEM 6.	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 9, 2012	By:	/s/ Kenneth S. George
Kenneth S. George
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)