Form 10-K
period 2012-12-31
American Caresource Holdings, Inc.
filed 2013-03-04
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates of the Registrant was $6,581,236 computed by reference to the price at which the Common Stock was last sold on The NASDAQ Capital Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2012).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 25, 2013 was 5,706,443.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2013 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, to be filed with the Securities and Exchange Commission not later than April 30, 2013, are incorporated by reference into Part III of this Form 10-K.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, the Company's ability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition from major carriers, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including in this annual report on Form 10-K for the year ended December 31, 2012.

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

ii

PART I

Item 1.                    Business.

Overview

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

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

The Company has assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 31 service categories. We have a dedicated provider development function, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

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

Because we have the ability to add new clients and increase the coverage and penetration of our network of ancillary service providers, we can grow revenue by increasing demand as well as increasing supply. New client relationships add new member lives that will seek ancillary services, while new service provider relationships create opportunities for new and existing member lives to receive additional incremental services.

The Company has experienced revenue declines over the past three years, primarily related to the declines in the business of its two largest clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry generally, the economy and for other reasons, revenue from each of our two largest clients continued to decline (with downturns in their own businesses) resulting in year-over-year quarterly declines in our revenue from those accounts; in aggregate, the two clients generated $56.7 million of revenue in 2008 compared to $13.6 million in 2012. Because of the significance of the revenue concentration from these two clients (approximately 98% in 2008), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past three years, despite our new business development efforts. We expect revenue from one of these clients to discontinue during 2013 and, although we have entered into a new agreement with the other, we cannot be certain as to any level of continued revenue from such relationship. During the period from 2008 to 2012 (excluding the addition of any entities affiliated with either of our two largest clients), we added 34 new clients; those clients contributed $20.4 million of gross revenue in 2012.

During 2012, the Company's focused on (1) adding new significant client contracts, (2) controlling the cost structure to limit operating losses, (3) preserving the cash balances for investments in the existing business model and/or other strategic initiatives, and (4) investigating and identifying strategic initiatives that the Company can execute in the short and long-term that will bring value to our stockholders, including but not limited to utilizing the network of ancillary service providers in arenas outside the commercial group health market, utilizing technology to enhance our offering and focusing on productizing the network to address specific client cost control issues or identify other business opportunities. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two largest clients, we will continue to experience operating losses and use our existing cash reserves for operating and investing activities.

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

Ancillary healthcare services include, but are not limited to, the following categories:

· Acupuncture	· Occupational Therapy
· Cardiac Monitoring	· Orthotics and Prosthetics
· Chiropractor	· Pain Management
· Diagnostic Imaging	· Physical Therapy
· Dialysis	· Podiatry
· Durable Medical Equipment	· Rehabilitation: Outpatient
· Genetic Testing	· Rehabilitation: Inpatient
· Hearing Aids	· Sleep
· Home Health	· Skilled Nursing Facility
· Hospice	· Speech Therapy
· Implantable Devices	· Surgery Center
· Infusion	· Transportation
· Laboratory	· Urgent Care
· Lithotripsy	· Vision
· Long-term Acute Care	· Walk-in Clinics
· Massage Therapy

The Company has agreements with approximately 4,800 ancillary healthcare service providers operating in approximately 34,500 sites nationwide.

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

During 2012 and 2011, we generated revenue from ancillary healthcare services as follows:

Category	2012	2011
Dialysis	24%	24%
Laboratory	17	18
Durable Medical Equipment	15	14
Infusion	13	10
Surgery Center	7	6
Diagnostic Imaging	6	9
Rehabilitation (outpatient & inpatient)	6	7
Long-term Acute Care/Skilled Nursing Facilities	3	2
Chiropractor	2	2
Orthotics and Prosthetics	2	2
Other	5	6
	100%	100%

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

How We Deliver Services

Ancillary network analysis.  The Company performs an analysis of the available claims history from each client payor and develops a specific plan to meet each payor’s needs.  This analysis identifies service providers that are not already in our network.  We attempt to enter into agreements with such service providers to maximize discount levels and capture a significant volume of previously out-of-network claims. In addition, the analysis enables the Company to set a client fee schedule that will bring value through incremental savings on the ancillary service charges.

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

Business Strategy

The Company’s focus is strictly on the ancillary healthcare services market, a market that accounts for between 20-30% of total annual healthcare spending in the United States and was estimated at $574 billion (as derived from 2006 data published by the Center for Medicare and Medicaid Services, National Health Statistics Group, U.S. Department of Commerce and Bureau of Economic Analysis and Census).   Ancillary healthcare services are cost effective alternatives to physician and hospital-based services and ancillary providers offer services in 31 different categories, including those listed under “-- Services and Capabilities--Ancillary care services.”  While most efforts are placed on managing outcomes and reducing healthcare costs associated with patient care in hospitals and in physician offices, the ancillary healthcare service market is an often over-looked, but very important emerging segment of the overall United States healthcare system.  As more and more care is delivered in highly cost effective out-patient and ancillary care settings, the need for better organization and cost containment will only increase over the next several years.

We believe that companies who understand the nuances of the ancillary healthcare market and develop the expertise to manage this de-centralized system of patient care, are able to capitalize on this market opportunity.  For example, contracting with ancillary healthcare service providers is difficult without a specific focus on the market.  This is due to the disparate nature of ancillary healthcare services and the fact that these services are offered by a wide array of providers, ranging from small independent practitioners to regional specialty practices, national providers and providers within hospital systems.  Since this market is so diverse, it has historically not been a focus of the major health plans and payors.  In addition, many health plans are conflicted because their existing hospital contracts may encourage the use of the hospital systems’ more expensive in-house ancillary services.  The Company believes that because it has developed a substantial network of providers, because it has established a sustainable advantage in this market by becoming an aggregator of these services for health plans, and because it has been retained by substantial payors, it can offer healthcare providers a substantial number of patients who are entitled to receive services from payors.  In addition, our "ancillary only" contracting focus allows us to be independent of any hospital relationships that may encourage retaining all ancillary services within the more expensive hospital setting.

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

The Company seeks growth by increasing its client payor-base and service provider relationships by focusing on providing in-network services for its payors and aggressively pursuing TPAs, insurance companies, large self-funded organizations and employer groups. The Company continues to derive a substantial amount of its net revenues from its traditional PPO relationships, but we focus on TPAs and direct payors that represent self-insured employer groups.  According to research reported by the Employee Benefit Research Institute, as recently as 2011, approximately 59% of employees with health insurance were covered by a self-insured plan. Thus, the Company believes that there is a large market opportunity involved in providing a highly competitive ancillary care alternative to the standard service offered by the major national insurers in select regional markets across the country.  Due to the combination of our regionally specific networks of providers and the resulting contractual cost savings related to the competitive nature of each market we are able to assist ACS’ payors compete more effectively against the major national insurers in their local markets.

The Company aggregates the lives of its various clients into buying power that exceeds the market power of any one of its clients individually. During 2012, our relationships with TPAs and direct payors exposed us to approximately 1.0 million covered lives. While we are also exposed to additional covered lives through our PPO relationships (including our most significant client), because we do not have direct relationships with the individual payors, it is difficult to estimate the additional number of covered lives to which we have access. As a rapid aggregator of significant patient volume, the Company believes it will be able to continue to drive favorable contracting terms from the selected service providers in the ACS Network by directing patient volume to their practices and it will have the ability to negotiate exclusive contracts that will allow the Company to manage the full spectrum of a payor client’s ancillary healthcare benefit offerings.  The volume of collective lives we manage allows us to obtain more favorable pricing than our clients can generally obtain on their own.

Sales and Marketing

The Company markets its services to PPOs on an opportunistic basis, but primarily targets direct payors such as TPAs, insurance companies, large self-funded organizations and employer groups.  Currently, the Company utilizes both a new business sales organization of six senior sales professionals (four full-time employees and two sales consultants) as well as an account management team of two professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new payor.  The new business sales team uses a variety of channels to reach potential clients including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences, and through strategic partnerships with market partners, independent brokers, and consultants.  The account management team is engaged with each new payor to help manage the implementation process.  In addition, an Account Manager is generally assigned to each new payor organization and is responsible for all aspects of the Company’s relationship with the entity including the expanded utilization of the Company’s services over time and the enhancement of the Company’s relationship with the payor.

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

The Company’s most significant clients include HealthSmart Holdings (“HealthSmart”), which consists of HealthSmart and its affiliates.  For the years ended December 31, 2012 and 2011, ACS derived 31% and 34%, respectively, of its total net revenue from HealthSmart (including its affiliates). In addition, Viant Holdings Inc. ("Viant") (which includes the Company's legacy client Texas True Choice, Inc.) has historically contributed a significant amount of revenue to the Company. For the years ended December 31, 2012 and 2011, Viant contributed 8% and 20% of the Company's total net revenue, respectively.

In late 2008, we entered into an amendment to our agreement with HealthSmart. The amendment extended the duration of the partnership between the Company and HealthSmart through December 31, 2012. In accordance with the amendment, we paid $1.0 million to HealthSmart for various integration services. In November 2009, HealthSmart completed a recapitalization with a private investment company and HealthSmart’s other lenders.  On December 31, 2012, the Company and HealthSmart entered into a three-year agreement to continue and expand the partnership between the two organizations. Under the agreement, the Company will enhance its network of ancillary service providers to address markets outside of the commercial group health space and it will utilize an administrative fee rate differential to encourage HealthSmart to add payors that will access the Company network of ancillary providers. As part of the agreement, the Company agreed to pay HealthSmart a monthly administrative services fee subject to an annual maximum of $4,000,000, to reimburse and to compensate HealthSmart for the work it is required to perform to support the Company’s program. The fee is based upon paid claims arising from the Company’s network of providers. Pursuant to the agreement, for services other than primary group health services, the Company will be compensated based on a percentage of the gross revenue actually collected by HealthSmart from its payors and clients for claims utilizing a Company discount through certain of the Company’s networks. The agreement is subject to an automatic two year renewal term. After this initial renewal term, the agreement will automatically renew for successive periods of one year unless earlier terminated by a party for breach or unless either party provides notice of non-renewal no less than ninety days prior to the expiration of the two year renewal term or any subsequent renewal term. However, although our relationship with HealthSmart will continue, our agreement does not provide that we are their exclusive ancillary care network and they could engage other ancillary care providers directly into their network. Accordingly, we cannot be certain of any level of continued volume from HealthSmart. As part of the new agreement, the agreement between the parties dated August 1, 2002, as amended through December 31, 2008, was terminated.

In March 2010, Viant was acquired by MultiPlan, Inc. ("MultiPlan"), a provider of PPO network and related transaction-based solutions. Subsequent to the business combination, our client began to migrate its payors and employer groups to network alternatives, negatively impacting claims volume from our client. While we have not received a formal termination notice from MultiPlan, the transition was completed as of December 31, 2012, which eliminates any revenue and claims volume from the client in 2013 and thereafter.

We have generated a significant portion of our net revenues from these two clients (39% in 2012 and 54% in 2011), but because of the nature of the relationships, we do not have the ability to competitively impact the relationships these organizations have with their clients, which are direct payors. Because we have secondary relationships with these payors and cannot have a competitive impact on the payors, we have determined that it is in our best interest to pursue clients that are direct payors, primarily TPAs. We believe we can impact relationships with direct payors through various competitive avenues, such as assisting them with more competitive pricing and plan design. Including 2010, we have added 23 new clients, of which 20 were direct payors and TPAs. While we experienced obstacles to acquiring new client accounts in 2011 and 2012, we believe that the ancillary savings and the reimbursement paid to clients for connectivity and maintaining electronic claims flow provide a solid value proposition to prospective clients.

Competition

The Company faces four types of direct competitors.

•
The first group of competitors consists of larger, national health plans and insurers such as Aetna, Blue Cross/Blue Shield plans, Cigna, Humana, and United HealthCare.  These larger carriers offer nation-wide, standardized products and often compete on a local level based of the cost-effectiveness of their national contracts.

•
The second group of competitors is our own payors.  Our payors have selected us based on our extensive network of service providers and cost-savings potential.  However, they may choose to develop their own network and contract directly with the providers instead of outsourcing ancillary management services to us in the future.

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

Research and Development

The Company invests in its information technology infrastructure to enhance the capabilities of its databases, data retrieval tools, data exchange capabilities and claims processing engine.  In addition, the Company believes that its extensive claims database of ancillary healthcare services and costs is a strategic asset.  The Company’s capitalized development costs totaled approximately $419,000 and $611,000 during 2012 and 2011, respectively. The development expenses during those periods were related primarily to enhancements made to our internally developed claims management application. The enhancements allow the Company to develop and launch a variety of innovative products and services as well as gain competitive market advantage through faster and more accurate claims processing.

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

Furthermore, federal and state laws govern the confidentiality of patient information through statutes and regulations that safeguard privacy rights.  The Company is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which provides national standards for electronic health information transactions and the data elements used in such transactions, as well as privacy of medical records and data security.  ACS and its clients may be subject to federal and state laws and regulations that govern financial and other arrangements among healthcare providers.  Furthermore, the Company and its clients may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payors, mail pharmacy laws and regulations, consumer protection laws and regulations, legislation imposing benefit plan design restrictions, various licensure laws, such as managed care and third party administrator licensure laws, drug pricing legislation, and Medicare and Medicaid reimbursement regulations.  Possible sanctions for violations of these laws and regulations include minimum civil penalties of between $5,000-$10,000 for each false claim and treble damages, as well as criminal penalties.

During 2010, President Obama signed the Patient Protection and Affordable Care Act (the "Affordable Care Act") and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the U.S. healthcare system. Among other things, the health reform legislation includes insurance industry reforms including, but not limited to guaranteed coverage requirements, elimination of pre-existing condition exclusions and annual and lifetime maximum limits, and restrictions on the extent to which policies can be rescinded; creation of new market mechanisms through the creation of health benefit exchanges; and creation of new and significant taxes on health insurers and, in some circumstances healthcare benefits.

Provisions of the health reform legislation become effective at various dates over the next several years.  The Department of Health and Human Services ("HHS"), the Department of Labor and the Treasury Department have yet to issue some of the necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the scope of implementing regulations and interpretive guidance, in addition to regulations and guidance yet to be issued, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years.  Possible adverse affects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability, and requirements for us to revise the ways in which we conduct business or risk of loss of business.  In addition, our results of operations, our financial position and cash flows could be materially adversely affected.

Section 1001 of the Affordable Care Act amended Title 27 of the Public Health Service Act of 1994, as amended (the "Public Health Service Act") to add, among other things, a new Section 2718, 'Bringing Down the Cost of Health Care Coverage.' This new provision requires health insurance issuers to publicly report “the ratio of the incurred loss (or incurred claims) plus the loss adjustment expense (or change in contract reserves) to earned premiums” and account for premium revenue related to reimbursement for clinical services, activities that improve health care quality, and all other non-claims costs. The law also requires issuers to provide annual rebates to their enrollees if their medical loss ratio ("MLR") does not meet specific targets. For issuers in the large group market, the MLR must be at least 85%, and for issuers in the small group and individual markets, the MLR must be at least 80%. The law also gives the National Association of Insurance Commissioners (“NAIC”), subject to certification of the Secretary of the HHS, authority to develop definitions and standards by which to determine compliance with the requirements in the new § 2718(a).

In December 2010, HHS published final MLR regulations and agency guidance, based upon the recommendations of the NAIC, implementing the new sections of the Public Health Service Act as mandated by the Affordable Care Act.  The new regulations apply to issuers offering group or individual health insurance coverage. Under the MLR regulations, an issuer's MLR is calculated as the ratio of (i) incurred claims plus expenditures for activities that improve health care quality to (ii) premium revenue.  The two key aspects to this calculation involve what comprises an 'incurred claim' and what qualifies as an 'expenditure for health care quality improvement.'

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

Employees

As of February 25, 2013, the Company had 56 full-time employees and no part-time employees.

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

The Company has two clients which account for a substantial portion of its business. Revenue from one will likely stop by the end of 2013 and revenue from the other will likely continue to decline.

Our two largest clients, HealthSmart Preferred Care, Inc. (together with its affiliates, “HealthSmart”) and MultiPlan, Inc., formerly Viant Holdings, Inc., (together with its affiliates, “Viant”), accounted for an aggregate of approximately 39% of our net revenue during 2012; of which 31% was derived from HealthSmart.  In 2011, our two largest clients accounted for 54% of our net revenue, of which 34% was generated from HealthSmart. The loss of either one of these clients or significant declines in the level of use of our services by one or more of these clients (as would be the case, for example, if our clients decide to contract directly with ancillary healthcare service providers), without replacement by new business, would have a material adverse effect on the Company’s business and results of operations. Our 2012 revenue from HealthSmart and Viant declined by an aggregate of 49% from its 2011 level.

The client contract with Viant expired on May 20, 2012 but automatically renewed for a one-year period and renews for successive one-year periods unless either party delivers a written notice of non-renewal at least 90 days prior to expiration.  Since the Company has not received written notice of non-renewal, the contract term has been automatically extended through May 20, 2013. In addition, in March 2010, Viant was acquired by MultiPlan, Inc., a provider of PPO network and related transaction-based solutions. At this time, MultiPlan began methodically moving its payor client groups to its existing networks. Revenue from Viant has declined as its business has been integrated with its acquiror, which was complete at December 31, 2012. We don't expect significant revenue or claims volume from the account in 2013.

On December 31, 2012, the Company and HealthSmart entered into a three-year agreement to continue and expand the partnership between the two organizations. Under the agreement, the Company will enhance its network of ancillary service providers to address markets outside of the commercial group health space and it will utilize an administrative fee rate differential to encourage HealthSmart to add payors that will access the Company network of ancillary providers. However, although our relationship with HealthSmart will continue, our agreement does not provide that we are their exclusive ancillary care network and they could engage other ancillary care providers directly into their network. Accordingly, we cannot be certain of any level of continued volume from HealthSmart. As part of the new agreement, the agreement between the parties dated August 1, 2002, as amended through December 31, 2008, was terminated.

The Company’s failure to maintain the relationship with HealthSmart could have a material adverse effect on its business and results of operations.  Additionally, an adverse change in the financial condition of HealthSmart, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business and results of operations.

Recent and pending healthcare reforms could materially adversely affect our revenues, financial position and our results of operations.

The enactment and implementation of healthcare reforms at the federal or state level may affect certain aspects of our business, including contracting with ancillary healthcare service providers; administrative, technology or other costs; provider reimbursement methods and payment rates; premium rates; coverage determinations; mandated benefits; minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; collection, use, disclosure, maintenance and disposal of individually identifiable health information; personal health records; consumer-driven health plans and health savings accounts and insurance market reforms; and government-sponsored programs.

During 2010, President Obama signed the Patient Protection and Affordable Care Act (the "Affordable Care Act") and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the U.S. healthcare system. Among other things, the health reform legislation includes insurance industry reforms including, but not limited to guaranteed coverage requirements, elimination of pre-existing condition exclusions and annual and lifetime maximum limits, and restrictions on the extent to which policies can be rescinded; creation of new market mechanisms through the creation of health benefit exchanges; and creation of new and significant taxes on health insurers and, in some circumstances healthcare benefits.

In December 2010, HHS published final MLR regulations and agency guidance, based upon the recommendations of the NAIC, implementing the new sections of the Public Health Service Act as mandated by the Affordable Care Act.  The new regulations apply to issuers offering group or individual health insurance coverage. Under the MLR regulations, an issuer's MLR is calculated as the ratio of (i) incurred claims plus expenditures for activities that improve health care quality to (ii) premium revenue.  The two key aspects to this calculation involve what comprises an 'incurred claim' and what qualifies as an 'expenditure for health care quality improvement.'  It is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

Other provisions of the health reform legislation become effective at various dates over the next several years.  The HHS, the Department of Labor and the Treasury Department have yet to issue some of the necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the scope of implementing regulations and interpretive guidance, in addition to regulations and guidance yet to be issued, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years.  Possible adverse affects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability, and requirements for us to revise the ways in which we conduct business or risk of loss of business.  In addition, our results of operations, our financial position and cash flows could be materially adversely affected.

The Company has a history of losses.

With the exception of the three years from 2008 to 2010, the Company has incurred losses in each year of its existence. As of December 31, 2012, the Company has an accumulated deficit of approximately $11.3 million.  The Company will need to return to levels of claims volume and revenue as it had in 2008 through 2010 in order to return to profitability. With the decline in revenues from its two largest clients, and with less than equivalent increases from other clients, we cannot determine when or if the Company can return to profitability.  No assurances can be given that the Company's current operating volumes will not continue to decline in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services. Management is exploring alternative strategies for either expanding our available services or identifying other business opportunities that could enhance our performance. Any such efforts could prove to be costly and may not necessarily lead to increased revenue or profitability.

The length of the current sales cycle may impede the Company's efforts to add new client accounts.

During 2010, the Company sold 13 new accounts, which accounted for $12.4 million or 35% of net revenue in 2012. During 2011 and 2012, our sales cycle lengthened and we sold only four and six new accounts, respectively. The sales cycle was negatively impacted by the competitive nature of negotiating with TPA's and direct payors, turnover in our sales and marketing function, the obtrusive nature of our implementation process and prospects' conflicting priorities, primarily related to technology compliance projects. Despite efforts to strategically improve our sales and marketing function, we can give no assurances that it will not continue to be a lengthy process to convert a sales prospect into a new client account and that our revenues will not continue to decline due to the lack of new client accounts.

The current state of the global economy may reduce our revenue and profitability and harm our growth prospects.

The Company's results have been impacted by the state of the economy during the past three years.  First, the unemployment rate has caused fewer people to participate in insurance programs with our clients.  Second, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Third, client consolidation within our industry has adversely affected our business.  Fourth, the uncertainty surrounding healthcare reform is negatively impacting healthcare spending patterns. To the extent that these trends continue, or become worse, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant clients and/or providers could have a corresponding adverse effect on us.

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

The Company’s ability to achieve profitability depends on payments provided by third-party payors.  Competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years.  If continuing, these trends could adversely affect the Company’s results of operations unless it can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to the Company’s clients for the Company’s services provided through the Company, and consequently, the amount these clients would be willing to pay for the Company’s services. Also, under the MLR regulations included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

The Company is dependent upon its network of qualified providers and its provider agreements may be terminated at any time.

The development of a network of qualified providers is an essential component of our business strategy.   The typical form of agreement from ancillary healthcare providers provides that these agreements may be terminated at any time by either party with or without cause.  If these agreements are terminated, specifically with one of our significant provider relationships, such ancillary healthcare providers could enter into new agreements with our competitors which would have an adverse effect on our ability to continue our business as it is currently conducted.

For any given claim, the Company is subject to the risk of paying more to the provider than it receives from the payor.

The Company’s agreements with its payors, on the one hand, and the service providers, on the other, are negotiated separately.  The Company has complete discretion in negotiating both the prices it charges its payors and the financial terms of its agreements with the providers.  As a result, the Company’s profit is primarily a function of the spread between the prices it has agreed to pay the service providers and the prices the Company’s payors have agreed to pay the Company.  The Company bears the pricing/margin risk because it is responsible for providing the agreed-upon services to its payors, whether or not it is able to negotiate fees and other agreement terms with service providers that result in a positive margin for the Company.  For example, during 2012 and 2011, approximately 5.5% and 5.1%, respectively, of claims were “loss claims” (that is, where the amount paid by the Company to the provider exceeded the amount received by the Company from the corresponding payor for that particular claim) and these loss claims, in the aggregate, comprised approximately $392,000 and $512,000 in 2012 and 2011, respectively. There can be no assurances that the loss claim percentage will not be higher in future periods.  If a higher percentage of the Company’s claims resulted in a loss, its results of operations and financial position would be adversely affected.

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

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of February 25, 2013, the Company had 5,706,443 shares of its Common Stock outstanding.  The outstanding shares are either freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act, or are “restricted shares” as that term is defined under the Securities Act, and may be sold from time to time pursuant to a registration statement which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At February 25, 2013, warrants to purchase 44,444 shares of Common Stock of the Company were outstanding, and options to purchase 792,628 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan and the 2009 Equity Incentive Plan.  At February 25, 2013, restricted stock units (“RSUs”) relating to 4,440 shares of common stock were outstanding under our 2009 Equity Incentive Plan.  In addition, an aggregate of 493,788 shares of the Common Stock of the Company remain available for future grants of RSUs, options and other equity under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan.  If all of the outstanding warrants are exercised, all options available under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan are issued and exercised and all RSUs are converted, there will be approximately 7,041,743 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of February 25, 2013, our officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 48.9% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

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
On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,443 shares of common stock issued and outstanding as of December 31, 2012.

On September 18, 2012, the Company received notification from NASDAQ that the Company was in compliance with the Minimum Bid Price Requirement. Nonetheless, there can be no assurances that we will continue to comply with these, or other, NASDAQ requirements. If we fail to so comply, our stock may be delisted.

Item 2.                     Properties.

The Company occupies a total of 16,449 square feet of office space, all of which is leased.  The leased space comprises our principal executive offices, which is located at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, TX 75240, pursuant to a lease that was due to expire on March 31, 2013, but has since then been extended through March 31, 2015.  Included in the 16,449 square feet are 7,100 square feet of space added to our original lease by means of an amendment to the lease executed in February 2009.  This amendment stipulated on February 1, 2010, the premises would increase by 2,254 square feet increasing our total office space to 18,703 square feet. Late in 2011, the Company agreed to a partial termination by which 2,254 square feet reverted back to the lessor. Additionally, in January 2013, the Company executed an extension of its existing lease agreement for a term of 24-months, expiring on March 31, 2015, and reduced the annual cost per square foot to $18.50. The Company does not own or lease any other real property and believes its offices are suitable to meet its current needs.

Item 3.                     Legal Proceedings.

None.

Item 4.                     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock has traded on The NASDAQ Capital Market under the symbol ANCI since September 29, 2008.  Between October 19, 2006 and September 26, 2008, our stock traded on the American Stock Exchange (“Amex”) under the symbol XSI and between December 28, 2005 and October 19, 2006, public trading of our Common Stock occurred on the OTC Bulletin Board.

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our Common Stock on NASDAQ from January 1, 2011 through December 31, 2012. For periods prior to September 4, 2012, sales prices have been adjusted to account for the 1-for-3 reverse split described below.

	High	Low
2012
Fourth Quarter Ended December 31	$1.66	$1.38
Third Quarter Ended September 30	2.10	1.41
Second Quarter Ended June 30	2.10	1.35
First Quarter Ended March 31	2.07	1.23
2011
Fourth Quarter Ended December 31	$2.22	$0.90
Third Quarter Ended September 30	4.65	1.35
Second Quarter Ended June 30	5.70	4.05
First Quarter Ended March 31	5.85	4.14

The closing price on NASDAQ for our Common Stock on February 25, 2013 was $1.87.

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

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,443 shares of common stock issued and outstanding as of December 31, 2012.

On September 18, 2012, the Company received notification from NASDAQ that the Company was in compliance with the Minimum Bid Price Requirement. Nonetheless, there can be no assurances that we will continue to comply with these, or other, NASDAQ requirements. If we fail to so comply, our stock may be delisted.

 Holders

As of February 25, 2013, in accordance with the records of our transfer agent, there were 158 record holders of ACS Common Stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Repurchases of Securities

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2012.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the twelve month periods ended December 31, 2012 and 2011 as well as our financial position at December 31, 2012 and 2011, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

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

The Company has assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 31 service categories. We have a dedicated provider development function, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

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

Financial and Operational Overview

The Company has experienced revenue declines over the past three years, primarily related to the declines in the business of its two largest clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry generally, the economy and for other reasons, revenue from each of our two largest clients continued to decline (with downturns in their own businesses) resulting in year-over-year quarterly declines in our revenue from those accounts; in aggregate, the two clients generated $56.7 million of revenue in 2008 compared to $13.6 million in 2012. Because of the significance of the revenue concentration from these two clients (approximately 98% in 2008), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past three years, despite our new business development efforts. We expect revenue from one of these clients to discontinue during 2013 and, although we have entered into a new agreement with the other, we cannot be certain as to any level of continued revenue from such relationship. During the period from 2008 to 2012 (excluding the addition of any entities affiliated with either of our two largest clients), we added 34 new clients; those clients contributed $20.4 million of gross revenue in 2012.

In 2010, we began focusing our sales efforts on TPAs, insurance companies, self-funded organizations, employer groups and direct payors, as we believe we can more competitively impact those relationships. TPAs, in their fiduciary capacity, assist their clients (primarily employer groups) with cost containment; the ancillary network solution we provide is a valuable component to add to a TPA's portfolio. There are approximately 500 TPAs nationwide, with approximately 20% of those being our target market. According to research reported by the Employee Benefit Research Institute, as recently as 2011, approximately 59% of employees with health insurance were covered by a self-insured plan. In light of changes in healthcare legislation and the size of the self-insured market, we believe that TPAs are an important element of that market, with needs that we can address, primarily from a cost containment standpoint.

We added 13 new clients in 2010, which generated approximately $5.9, $11.9, and $12.4 million of revenue in 2010 through 2012, respectively. While those accounts contribute an estimated $11-13 million of revenue annually, they have only partially offset the revenue declines from our significant legacy clients. During 2011, we signed only four new accounts. During 2012, we have signed six new accounts, of which, four are TPAs. The clients added in 2011 and 2012 made a combined revenue contribution of $2.0 million in 2012.

Early in 2012, we made investments in our sales function in an effort to expand sales distribution channels, improve sales processes, evaluate marketing opportunities and most importantly, increase our number of sales personnel, which was four at December 31, 2012, compared to 2.5 full-time employees during most of 2011. Additionally, we have engaged two sales consultants, each of whom has an extensive background in the healthcare industry. In connection with our efforts to diversify revenue and identify expanded business opportunities, during 2012, we invested $168,000 in a software solution intended to enhance delivery of the Company's network of ancillary service providers as part of a cost containment solution. The Company will make additional payments totaling approximately $122,000 during the first quarter of 2013 relating to such efforts.

The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. During 2012, the Company's focused on (1) adding new significant client contracts, (2) controlling the cost structure to limit operating losses, (3) preserving the cash balances for investments in the existing business model and/or other strategic initiatives, and (4) investigating and identifying strategic initiatives that the Company can execute in the short and long-term that will bring value to our stockholders, including but not limited to utilizing the network of ancillary service providers in arenas outside the commercial group health market, utilizing technology to enhance our offering and focusing on productizing the network to address specific client cost control issues or identify other business opportunities. Any such efforts could prove to be costly and may not necessarily lead to increased revenue or profitability. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two largest clients, we will continue to experience operating losses and use our existing cash reserves for operating and investing activities.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth a comparison of our results of operations for the following periods presented:

			Change
	2012	2011	$	%
Net revenue	$34,902	$48,906	$(14,004)	(28.6)%

Variable costs:
Provider payments	25,660	37,588	11,928	31.7
Administrative fees	1,551	2,395	844	35.2
Total variable costs	27,211	39,983	12,772	31.9
Percent of net revenue	78.0%	81.8%

Variable flowthrough	7,691	8,923	(1,232)	(13.8)
Variable margin	22.0%	18.2%

Non-variable costs:
Claims administration	2,507	3,053	546	17.9
Provider development	1,073	1,352	279	20.6
Sales & marketing	2,139	1,287	(852)	(66.2)
Finance & administration	4,154	4,671	517	11.1
Total non-variable costs	9,873	10,363	490	4.7
Percent of net revenue	28.3%	21.2%

Loss before depreciation, amortization, and income taxes	(2,182)	(1,440)	(742)	(51.5)
Percent of net revenue	(6.3)%	(2.9)%

Goodwill impairment charge	—	4,361	4,361	100.0
Depreciation and amortization	878	792	(86)	(10.9)
Income tax provision	31	644	613	(95.2)
Net loss	$(3,091)	$(7,237)	$4,146	57.3%

The following discussion compares the historical results of operations on a basis consistent with generally accepted accounting principles ("GAAP") for the years ended December 31, 2012 and 2011.

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

The following table sets forth a comparison of our net revenues and billed claims for the years ended December 31 (in thousands):

	Net Revenue				Billed Claims Volume
			Change				Change
(in thousands)	2012	2011	$	%	2012	2011	Claims	%
Legacy clients:
Material Client Relationship	$10,704	$16,584	$(5,880)	(35)%	35	75	(40)	(53)%
MultiPlan, Inc. (formerly Viant, Inc.)	2,941	9,959	(7,018)	(70)	14	43	(29)	(67)
Principal Life Insurance Company	49	2,619	(2,570)	(98)	—	10	(10)	(100)
Other legacy clients	7,122	7,482	(360)	(5)	50	58	(8)	(14)
Sub-total	20,816	36,644	(15,828)	(43)	99	186	(87)	(47)

Clients implemented in 2010 - 2012	14,362	12,884	1,478	11	61	67	(6)	(9)

Total gross revenue	35,178	49,528	(14,350)	(29)	160	253	(93)	(37)
Provision for refunds	(276)	(622)	346	(56)	—	—	—	nm
Net Revenue	$34,902	$48,906	$(14,004)	(29)%	160	253	(93)	(37)%

Following is a discussion of the changes in net revenue generated by significant client/client groupings for the year ended December 31, 2012 as compared to 2011:

Material Client Relationship

We believe that the decline in billed claims volume from our relationship with our most significant client for the year ended December 31, 2012 is due to the following factors:

•	The client continues to suffer attrition in its client base, as it continues to re-focus its business strategy resulting in declines in claims volume.

•
Laboratory service claims from the client declined 67% for the year ended December 31, 2012, as compared to 2011. The declines in claim count resulted in estimated declines in revenue of approximately $944,000 in 2012, as compared to 2011.

•
Early in 2012, we were informed by our client that it commenced a technology platform conversion, which disrupted the claims flow. That disruption negatively impacted our revenue, as we did not receive all claims related to specialty services provided, and the disruption caused claims data to be omitted which inhibited collectibility. Our revenue/collection estimates are lower for the year ended December 31, 2012, compared to the prior year periods.

•	The client lost a significant employer group which accounted for approximately $535,000 of revenue to us during 2011. No revenue from the employer group was generated during 2012.

•	Under our new contract, our client is free to use ancillary care providers from other networks, including its own.

The performance of the client account during 2012 was, and will continue to be, affected by attrition in its own client base, its internal strategic initiatives and further technology infrastructure changes. Despite the new agreement the Company and this client entered into on December 31, 2012, we cannot be certain of any level of continued volume from this client.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan is methodically moving its payors and employer groups to its existing networks. While we have not received a formal termination notice from MultiPlan, the transition was completed as of December 31, 2012, which eliminates any revenue and claims volume from the client in 2013 and thereafter.

Principal Life Insurance Company

As was announced publicly in late-2010, Principal Life Insurance Company ("Principal") exited the health insurance business. During the course of 2011, Principal transitioned its existing members and groups, which resulted in revenue of $2.6 million to us in 2011. We did not generate meaningful revenue or claims volume from the account in 2012.

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

For the year ended December 31, 2012, revenue for this client group decreased 5% when compared to the prior year. This slight decrease was primarily a result of technology issues experienced in early 2012 by two of our clients, one of which has also suffered, and continues to suffer, attrition within its own client base. This decrease was partially offset by shifts in specialty billed mix throughout the year, which primarily impacted three of our clients within this group. These clients experienced substantial increases in billings for specialty services that historically carry higher collection rates. A change in patient and specialty mix, as well as benefit plan design changes, are factors that are not controlled by us. While there are limited opportunities for growth in these accounts, revenue is impacted most significantly by the mix of specialties utilized and the collection rates associated with those specialties, and the clients' ability to maintain their own book of business.

The 14% decline in billed claims volume for this client group for the year ended December 31, 2012, as compared to the prior year, is primarily attributable the client discussed above, which experienced technology issues earlier in the year, as well as attrition in its own client base throughout 2012.

Clients implemented in 2010 - 2012

The 13 clients implemented in 2010 consist of 12 TPAs and one PPO, and are the results of the initial stages of our focus on TPAs and direct payors which commenced in late-2009 and early-2010. Through our account management group, we work with these clients to determine ways in which we can bring value to the relationships and to add our network to incremental employer groups in order to maximize our revenue opportunity.

The 9% decline in billed claims volume for this client group for the year ended December 31, 2012, is primarily attributable to issues experienced by our only PPO client within this group. The client commenced utilization of a direct contract with a national laboratory services provider as an alternative to our laboratory services offering. Despite the negative impact on claims volume, we attempt to rectify the situation through pricing adjustments and renegotiations of contracts through our provider development group in order to recover the lost claims volume.

For the year ended December 31, 2012, revenue for this client group, as a whole, increased 11%, as compared to the same prior year period. The increase in revenue for this client group during 2012 is due to the following factors:

•
Continuing our strategy to pursue TPAs and direct payors, we implemented six new clients during 2012, four of which were TPAs. These new clients contributed incremental revenue of approximately $900,000 for the year ended December 31, 2012.

•	We implemented four new clients over the course of 2011, which contributed incremental revenue of $95,000 in 2012 compared to the prior year; and

•	Several of our clients added employer groups that previously were not utilizing our network of ancillary providers. Those groups generated incremental revenue during 2012;

The growth in revenue for the year ended December 31, 2012 compared to the prior year was generated primarily from the accounts implemented in 2010, most of which are TPAs and direct payors. For the years ended December 31, 2012 and 2011, the accounts implemented in 2010 have generated revenue of approximately $12.4 million and $11.9 million, respectively.

The following tables detail the change in revenue generated from different client types (includes all Company clients) for the years ended December 31:

	2012			2011			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	27	$17,379	49.4%	24	$16,003	32.3%	$1,376	9%
PPOs	11	14,845	42.2	11	27,367	55.3	(12,522)	(46)
Direct/Insurance Companies	3	2,800	8.0	3	6,158	12.4	(3,358)	(55)
Other	2	154	0.4	—	—	—	154	nm
Gross revenue, before provision for refunds		$35,178	100.0%		$49,528	100.0%	$(14,350)	(29)%

* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $1.3 million in both 2012 and 2011.

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

The following tables set forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended December 31:

					Change
($ in thousands)	2012	% of net revenue	2011	% of net revenue	$	%
Provider payments	$25,660	73.5%	$37,588	76.9%	$(11,928)	(32)%
Administrative fees	1,551	4.4	2,395	4.9	(844)	(35)
Total variable costs	$27,211	77.9%	$39,983	81.8%	$(12,772)	(32)%

Provider payments

The 32% decrease in provider payments in 2012 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the following:

•
A shift in mix from clients that generate lower margins (as a result of their mix of services), relative to other clients, primarily MultiPlan. MultiPlan generated approximately 8% of our net revenue in 2012, as compared to approximately 20% in 2011; and

•
A shift in mix towards higher margin categories, such as laboratory services, durable medical equipment, infusion services and surgery centers, away from lower margin categories, such as dialysis services.

Administrative fees

Administrative fees paid to clients as a percent of net revenues declined to 4.4% in 2012 compared to 4.9% in 2011. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 59% of our non-variable cost structure during 2012. Our average headcount of full-time employees ("FTE's") was 56 and 58 at December 31, 2012 and 2011, respectively.

Following is a discussion of the changes in non-variable costs and related drivers:

During 2012, two key departments were created: strategic development (classified as sales and marketing) and performance management (classified as finance and administration). The strategic development group is responsible for executing the strategic objectives as dictated by the Board of Directors and executive management, while performance management is responsible for measuring and monitoring the performance of the organization. Both groups were staffed solely from existing headcount. In addition, the Company continually monitors and adjusts the alignment of the organizational structure in an effort to optimize performance and maximize output.

Claims administration

Our claims administration function consists of our operations and information technology groups.  Our operations group is responsible for most aspects of claims management and processing, including billing and quality assurance. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process.

We adjust the headcount of our claims administration group consistent with the level of claims we process and bill. The following table sets forth a comparison of processed and billed claims for the following periods presented ended December 31 (in thousands):

			Change
(in thousands)	2012	2011	Claims	%
Processed	201	309	(108)	(35)%
Billed	160	253	(93)	(37)

Accordingly, we eliminated two positions within the claims administration function since December 31, 2011. Consulting costs related to these two groups also decreased by $113,000 in 2012 as compared to 2011. The decrease is primarily attributable to our information technology group, which spent significant development time on enhancements to our internally developed claims management application during 2011. The additional functionality and reporting capability was completed during the third quarter of 2011 and is now in production.

Currently, we process approximately 90% of our claims electronically, making our processes scalable. In the event that we add a significant number of new clients, we don't anticipate the need to make significant investments in our claims administration group.

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

The 21% decrease in costs related to the provider development function during the year ended December 31, 2012 as compared to the year ended December 31, 2011 is a result of headcount reduction and lower overall benefit costs. Two positions were eliminated as a result of natural attrition. Additionally, the previous Vice President of Provider Development was chosen to lead the strategic development group effective October 1, 2012.

Sales and Marketing

Our sales and marketing function consists of our sales and account management groups as well as our strategic development group. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The 66% increase in sales and marketing costs during 2012 as compared to 2011 is a result of the following:

•
Increases of approximately $479,000 are for consulting costs related to (1) the engagement of a consulting firm to lead a major initiative to invest in and improve our sales and marketing function, (2) the engagement of strategic consultants to investigate other sales opportunities outside of the traditional commercial group health market and (3) increased marketing efforts.

•	The addition of two sales resources to complement our external sales efforts as well as the creation of the strategic development group.

Finance and Administration

Our finance and administration function consists primarily of human resources, performance management, finance and accounting as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

For the year ended December 31, 2012, expenses decreased 11% due to a restructuring charge of $263,000 recorded in 2011 and a reduction in headcount in 2012. There were three additional positions in 2011 held by higher-salaried employees relative to other salaried employees in the function; therefore, the reduction in headcount significantly impacted the overall expenses for the year ended December 31, 2012. The decline in headcount is due to natural attrition, which is gradual reduction in the number of employees by natural or voluntary means. In addition, investor relations expense, bank service fees, recruiting costs and administrative dues decreased $192,000 as a result of utilizing lower cost consultants and vendors. However, the decreases discussed above were partially offset by $427,000 in professional fees incurred during 2012 related to various strategic initiatives and the review of the organization's structure and alignment.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the periods presented ending December 31:

			Change
($ in thousands)	2012	2011	$	%
Sales and marketing	$2,139	$1,287	$(852)	(66)%
Finance and administration	4,154	4,671	517	11
Selling, general and administrative expenses	$6,293	$5,958	$(335)	(6)%
Percentage of total net revenues	18.0%	12.2%

SG&A expenses as a percentage of total net revenues increased during the year ended December 31, 2012 compared to the prior year, due primarily to the decline in net revenues compared to 2011, and incremental costs incurred related to sales and strategic opportunities.

Goodwill Impairment Charge

During 2011, the results of operations were impacted by a non-cash goodwill impairment charge of $4.4 million, which represented the entire balance of goodwill. A deferred tax benefit of $1.5 million was recognized as of December 31, 2011 as a result of the total amount of estimated impairment charge, but a valuation allowance was immediately provided.

The impairment was indicated as a result of the decline in the Company's stock price which the Company believes was caused by the continued declines in revenue and claims volume from the Company's two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact cash flows.

Income Tax Provision

For the years ended December 31, 2012 and 2011, we recorded an income tax provision of approximately $31,000 and $644,000, respectively.  The effective income tax rates for 2012 and 2011 were different from the statutory United States federal income tax rate of 34% due primarily to the establishment of a deferred income tax valuation allowance of approximately $2.8 million in 2011 and an increase in the allowance by approximately $845,000 in 2012.

Liquidity and Capital Resources

     As of December 31, 2012 the Company had working capital of $9.0 million compared to $11.3 million at December 31, 2011.  Our cash and cash equivalents balance decreased to $10.7 million as of December 31, 2012 compared to $11.3 million at December 31, 2011. We continued to experience a decline in claims volume and resulting revenue, resulting in a net loss during the year ended December 31, 2012 which expended cash despite cost containment measures implemented during the past 18 months. Following are the components of our cash flows for the year ended December 31, 2012:

Year ended December 31, 2012
Loss before income taxes	$(3,060)
Depreciation and amortization	878
Non-cash stock-based compensation expense	408
Amortization of long-term client agreement	250
Capital expenditures (primarily software development costs)	(528)
Other working capital changes	1,442
Decrease in cash for the year ended December 31, 2012	$(610)

We believe our current cash balance of $10.7 million as of December 31, 2012 will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, strategic initiatives and other activities through the foreseeable future.  However, we expect a decline in our cash balance in the first quarter of 2013 due to the timing of payments to providers and receipts from payors at year-end. Our continuing losses will also continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us. However, global economic uncertainty, exacerbated by the European debt crisis and lingering questions surrounding U.S. fiscal policy in the wake of the “fiscal cliff,” continues to make capital markets more volatile and is threatening to once again tighten the credit markets. As a result, there can be no assurances that we would be successful in obtaining sufficient financing on commercially reasonable terms or at all.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2012.

Inflation

Inflation did not have a significant impact on the Company’s costs during the years ended December 31, 2012 and December 31, 2011, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2012 or December 31, 2011 or for the periods then ended.

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

The Company records a provision for refunds based on an estimate of historical refund amounts. Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved. The evaluation is performed periodically and is based on historical data. We present revenue net of the provision for refunds on the consolidated statements of operations.

Intangible Assets.

Intangible assets consist of ancillary provider network and internally developed claims payment and billing software.  The software has been fully amortized using the straight-line method over its expected useful life of 5 years. The ancillary provider network is being amortized using the straight-line method over their expected useful lives of 15 years.  Experience to date is that approximately 2-8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  We have performed an impairment assessment based on projected future cash flows and determined no impairment exists as of December 31, 2012 and 2011. The cost of adding additional providers is considered an ongoing operating expense, and is captured on the Statement of Operations under "Claims administration and provider development".

Deferred Income Taxes.

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the statements of operations).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. Based on estimates impacted by such factors as revenue declines of our two most significant client accounts and the impact of operating results, we determined that a valuation allowance was appropriate. In 2011, a valuation allowance in the amount of $2.8 million was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000. The valuation allowance against the net deferred tax assets increased by approximately $845,000 to $3.6 million and the Texas tax credit carryforward was approximately $228,000 as of December 31, 2012.

Pending Accounting Pronouncements

None.

Item 8.                    Financial Statement and Supplementary Data.

The Company’s consolidated financial statements and supplementary data required to be filed pursuant to this Item 8 are located at the end of this Annual Report on Form 10-K, beginning on page F-1.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to the disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management believes that, as of December 31, 2012, the Company has maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.                  Other Information

Not applicable

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2013 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

Item 11.                    Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2013 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information at December 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column (a))	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	796,068	$6.03	494,788
Equity compensation plans not approved by security holders	—	—	—
Total	796,068	$6.03	494,788

In addition, warrants to purchase 44,444 shares of Common Stock of the Company were issued and outstanding as of December 31, 2012, as shown in the table below.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants
Series E (1)	44,444	$1.50
Total Warrants Outstanding	44,444	$1.50

(1)
These warrants were granted to an employee on February 25, 2011 as incentive to achieve defined and agreed upon revenue targets generated by new clients within a five year term. The Company agreed to issue warrants to purchase 83,333 shares of common stock with an exercise price of $5.01. The agreement also obligates the Company to issue warrants to purchase up to an additional 166,666 shares of common stock (issued in 83,333 increments) upon the achievement of additional defined agreed upon revenue targets. On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrant issuance now allows for 44,444 shares to be purchased at an exercise price of $1.50, 22,222 of which vested immediately, and the remaining 22,222 shares vesting upon the achievement of certain revenue targets. The number of shares under the future warrant issuances was also reduced to 88,889 (issued in 44,444 increments) shares based upon the achievement of additional defined agreed upon revenue targets. In making the issuance of these warrants without registration under the Securities Act of 1933, as amended (the "Securities Act"), the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

The other information required by this Item 12 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2013 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after the Company’s fiscal year ended December 31, 2012.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2013 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

Item 14.                    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2013 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
March 4, 2013

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(amounts in thousands, except per share data)

	2012	2011
Net revenues	$34,902	$48,906
Cost of revenues:
Provider payments	25,660	37,588
Administrative fees	1,551	2,395
Claims administration and provider development	3,580	4,405
Total cost of revenues	30,791	44,388

Contribution margin	4,111	4,518

Selling, general and administrative expenses	6,293	5,958
Depreciation and amortization	878	792
Goodwill impairment charge	—	4,361
Total operating expenses	7,171	11,111

Loss before income taxes	(3,060)	(6,593)
Income tax provision	31	644
Net loss	$(3,091)	$(7,237)

Loss per basic and diluted common share	$(0.54)	$(1.28)

Basic and diluted weighted average common shares outstanding	5,707	5,668

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(amounts in thousands except per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$11,315
Accounts receivable, net	2,432	4,317
Prepaid expenses and other current assets	290	559
Deferred income taxes	6	6
Total current assets	13,433	16,197

Property and equipment, net	1,593	1,829

Other assets:
Deferred income taxes	222	226
Other assets	16	16
Intangible assets, net	768	896
	$16,032	$19,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to service providers	$3,100	$3,678
Accounts payable and accrued liabilities	1,343	1,237
Total current liabilities	4,443	4,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,706 and 5,692 shares issued and outstanding in 2012 and 2011, respectively	57	57
Additional paid-in capital	22,845	22,414
Accumulated deficit	(11,313)	(8,222)
Total stockholders’ equity	11,589	14,249
	$16,032	$19,164

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012 and 2011
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	5,641	$56	$21,715	$(985)	$20,786
Net loss	—	—	—	(7,237)	(7,237)
Stock-based compensation expense	—	—	738	—	738
Issuance of common stock upon conversion of equity incentive awards, net of tax withholdings	51	1	(39)	—	(38)
Balance at December 31, 2011	5,692	57	22,414	(8,222)	14,249
Net loss	—	—	—	(3,091)	(3,091)
Stock-based compensation expense	—	—	408	—	408
Issuance of common stock as equity incentive awards, net of tax withholdings	13	—	23	—	23
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	1	—	—	—	—
Balance at December 31, 2012	5,706	$57	$22,845	$(11,313)	$11,589

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(amounts in thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(3,091)	$(7,237)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	408	738
Depreciation and amortization	878	792
Goodwill impairment charge	—	4,361
Amortization of long-term client agreement	250	250
Client administration fee expense related to warrants	—	67
Deferred income taxes	4	614
Loss on write-off of software development costs	14	—
Changes in operating assets and liabilities:
Accounts receivable	1,885	1,193
Prepaid expenses and other assets	27	(21)
Accounts payable and accrued liabilities	129	(188)
Due to service providers	(578)	(3,040)
Net cash used in operating activities	(74)	(2,471)

Cash flows from investing activities:
Investments in software development costs	(419)	(611)
Additions to property and equipment	(109)	(58)
Net cash used in investing activities	(528)	(669)

Cash flows from financing activities:
Payment of income tax withholdings on net exercise of equity incentives	(8)	(57)
Net cash used in financing activities	(8)	(57)

Net decrease in cash and cash equivalents	(610)	(3,197)
Cash and cash equivalents at beginning of period	11,315	14,512

Cash and cash equivalents at end of period	$10,705	$11,315

Supplemental cash flow information:
Cash paid for taxes, net of refunds received	$49	$52

Supplemental non-cash operating and financing activity:
Accrued bonus paid with equity incentives	$23	$—

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

American CareSource Holdings, Inc. (“ACS,” “Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its one wholly-owned subsidiary, Ancillary Care Services, Inc.  All material intercompany accounts and transactions are eliminated in consolidation.  Certain prior year amounts have been reclassified within the consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flow to conform to the current year presentation.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2012 and 2011, its net revenues would have been $9.2 million and $11.3 million, respectively.

The Company records a provision for refunds based on an estimate of historical refund amounts. Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved. The evaluation is performed periodically and is based on historical data. We present revenue net of the provision for refunds on the consolidated statements of operations.

Provider Payments

Payments to providers is the largest component of our cost of revenues and it consists of our payments for ancillary care services in accordance with contracts negotiated with providers for specific ancillary services, separately from contracts negotiated with our clients.

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

Property and Equipment

Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  The Company expenses repairs and maintenance as incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements.  The Company capitalizes costs associated with software developed for internal use.  During 2012 and 2011, we capitalized approximately $419,000 and $611,000 of internally developed software costs, respectively.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the statements of operations).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled.  A valuation allowance is established to reduce deferred tax assets considered to be more likely than not that the deferred tax assets will not be realized.

Stock Compensation

The Company records all stock-based payments to employees in the consolidated financial statements based on their estimated fair values as of the measurement date of the respective awards.  Additional information about the Company’s stock-based payment plan is presented in Note 9.

Segment and Related Information

The Company uses the “management approach” for reporting information about segments in its annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company determined that the business is comprised of a single operating segment.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The fair value of instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.

2. Reverse Stock Split

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

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. The amount paid to stockholders was less than $1,000. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,439 shares of common stock issued and outstanding as of December 31, 2012.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented throughout this report.

3. Concentration of Credit Risk

During the years ended December 31, 2012 and 2011, two of the Company's clients comprised a significant portion of the Company’s revenues. The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	2012			2011
	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue
Material Client Relationship	$720	$10,704	31%	$1,689	$16,584	34%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	22	2,941	8	853	9,959	20
Principal Life Insurance Company	26	49	—	95	2,619	5
Other legacy clients	815	7,122	20	1,008	7,482	16
Clients implemented in 2010 - 2012	1,156	14,362	42	909	12,884	26
Allowance for Uncollectable Receivables/Provision for Refunds	(307)	(276)	(1)	(237)	(622)	(1)
	$2,432	$34,902	100%	$4,317	$48,906	100%

Material Client Relationship includes five related entities and MultiPlan, Inc. includes two related entities, which are aggregated for this presentation.

4. Allowance for Uncollectable Receivables and Refunds

The Company maintains an allowance for uncollectable receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims.  While the Company is able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against revenue to better estimate collectability.   Provisions for refunds recorded, netted against receivables, were approximately $276,000 and $622,000 for the years ended December 31, 2012 and 2011, respectively. The allowance was approximately $307,000 and $237,000 at December 31, 2012 and 2011, respectively.

5. Property and Equipment

Property and equipment, net consists of the following:

	Useful Lives (years)	2012	2011
Software – internally developed	5	$2,582	$2,177
Software – purchased	3-5	614	592
Computer equipment	3-5	594	507
Furniture and fixtures	5	356	356
Leasehold improvements	7	205	205
		4,351	3,837
Accumulated depreciation and amortization		(2,758)	(2,008)
Property and equipment, net		$1,593	$1,829

The Company recognized depreciation expense of approximately $750,000 and $664,000 during 2012 and 2011, respectively. The depreciation amounts include approximately $437,000 and $330,000 of amortization of internally developed software during 2012 and 2011, respectively.

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

During the years ended December 31, 2012 and 2011, the Company capitalized costs related to enhancements to its internal information technology claims management applications. The applications were originally developed in 2005 and from time to time, the Company will enhance the functionality and reporting capabilities of the applications. The enhancements are typically developed by the Company's internal information technology group. Periodically, third-party consultants will be utilized to perform the development. For internal resources, the Company capitalizes salary and related benefits, while it capitalizes the cost of external consultants.

6. Income Taxes

Income tax provision for the years ended December 31 differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2012	2011
Computed “expected” tax provision	$(1,040)	$(2,242)
Increase in the valuation allowance for deferred tax assets	845	2,752
Short-fall on stock options, warrants, and RSUs	245	145
State taxes	25	25
Permanent items	10	—
Other	(54)	(36)
Total income tax provision	$31	$644

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	2012	2011
Deferred tax assets:
Operating loss carryforward	$1,919	$872
Accounts receivable allowance	106	72
Warrants	—	202
Texas tax credit carryforward	228	232
Stock option compensation	1,306	1,206
Goodwill	723	843
Accrued expenses	121	195
Alternative Minimum Tax credit carryforwards	16	16
Total deferred tax assets	4,419	3,638
Deferred tax liabilities:
Property and equipment	(514)	(570)
Prepaid expense	(80)	(84)
Total deferred tax liabilities	(594)	(654)
Valuation allowance	(3,597)	(2,752)
Net deferred tax assets	$228	$232

In 2011, a valuation allowance in the amount of $2.8 million was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000. During the year ended December 31, 2012, the Company increased the valuation allowance by approximately $845,000, which was included in the income tax provision for the year ended December 31, 2012. Due to the nature and timing of the reversal of the deferred tax assets and liabilities, the valuation allowance was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $228,000.

    As of December 31, 2012 and 2011, the net operating loss carryforwards were approximately $10.9 million and $7.9 million, which expire in 2025 through 2031. Included in the net operating loss carryforward is approximately $5.4 million which related to the excess tax benefits for stock options and warrants exercised which will result in a credit to additional paid in capital of approximately $1.9 million when the associated tax deduction results in a reduction in the income taxes payable.

The income tax provision shown on the statement of operations for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Current	$27	$30
Deferred	4	614
	$31	$644

The Company has evaluated the accounting guidance for uncertainty in income taxes. Management has evaluated their material tax positions and determined no income tax effects with respect to the consolidated financial statements. The Company has identified the United States and Texas as major tax jurisdictions and is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. During 2011 and the early part of 2012 the Company underwent an examination by tax authorities for its U.S. federal return for the year ended 2009. In August of 2012, the Company was notified that there were no changes proposed to the 2009 income tax return.

7. Goodwill Impairment and Intangible Assets

Goodwill

The Company initiated an interim goodwill impairment analysis as of September 30, 2011. The Company concluded that impairment indicators existed based upon, among other things, the decline in market capitalization, revenue declines of the Company's two most significant client accounts and operating results for the nine months ended September 30, 2011, which required the performance of an interim impairment test. As a result, the Company recognized a non-cash goodwill impairment charge of $4.4 million as of September 30, 2011, representing the entire balance of goodwill. The Company subsequently finalized its analysis with no change to the preliminary results. In addition, the Company also reviewed the carrying value of intangible assets, which is limited to our ancillary provider network and property and equipment, to determine if impairment exists. Based on this analysis, the Company concluded that no impairment of the ancillary provider network or property and equipment existed as of September 30, 2011. A deferred tax benefit of $1.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges, but a valuation allowance was immediately provided.

The impairment was indicated as a result of the decline in the Company's stock price which the Company believes was caused by the continued declines in revenue and claims volume from the Company's two most significant clients and the expectation of significantly diminishing revenue from at least one of these clients. The impairment did not impact cash flows.

Intangibles

The ancillary provider network is being amortized using the straight-line method over their expected useful lives of 15 years.  Experience to date is that approximately 2-8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  We have performed an impairment assessment based on projected future cash flows and determined no impairment exists as of December 31, 2012 and 2011.  The cost of adding additional providers is considered an ongoing operating expense, and is captured on the Statement of Operations under "Claims administration and provider development".

The following is a summary of our intangible assets as of December 31 for the years presented:

	2012	2011
Ancillary provider network	$1,921	$1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,581)	(1,453)
Intangibles, net	$768	$896

The capitalized value of the ancillary provider network that was acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation. Amortization expense was approximately $128,000 for each of the years ended December 31, 2012 and 2011.  Amortization expense is estimated at $128,000 per year through 2018.

8. Commitments and Contingencies

The Company leases office space under a non-cancelable lease agreement, which expires in March 2013. Additionally the Company leases certain equipment under non-cancelable lease agreements, which expire at various dates through May 2015.

At December 31, 2012 minimum annual lease payments for operating leases are approximately as follows:

Operating Leases

2013	$126
2014	32
2015	7

Total minimum lease payments	$165

Expense related to operating leases was approximately $318,000 and $347,000 for the years ended December 31, 2012 and 2011, respectively.

In January 2013, the Company executed an extension of its existing lease agreement for a term of 24-months, expiring on March 31, 2015. In addition to the extension of the lease term, the annual cost per square foot was reduced to $18.50. Rent expense related to the lease extension will be $228,000 in 2013, $304,000 in 2014 and $76,000 in 2015, which is not included in the table above.

9. Stock-Based Compensation

Stock Options

American CareSource Holdings, Inc. has an Employee Stock Option Plan (the “Stock Option Plan”) for the benefit of certain employees, non-employee directors, and key advisors.  On May 16, 2005, the stockholders approved the 2005 Stock Option Plan which (i) authorized options to purchase 749,776 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of American CareSource Holdings and consultants engaged by American CareSource Holdings, limited to 16,667 shares of Common Stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.  Stock options granted under the Stock Option Plan may be of two types:  (1) incentive stock options and (2) nonqualified stock options.  The option price of such grants shall be determined by a Committee of the Board of Directors (the “Committee”), but shall not be less than the estimated fair value of the common stock at the date the option is granted.  The Committee shall fix the terms of the grants with no option term lasting longer than ten years.  The ability to exercise such options shall be determined by the Committee when the options are granted.

Over time this plan has been amended to increase the number of shares available to a total of 1,249,776 shares.

On May 19, 2009, the stockholders of the Company approved the 2009 Equity Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan is (a) to allow selected employees and officers of the Company to acquire and increase equity ownership in the Company, which will strengthen their commitment to the success of the Company, and to attract new employees, officers and consultants, (b) to provide annual cash incentive compensation opportunities that are competitive with other peer corporations, (c) to optimize the profitability and growth of the Company through incentives that are consistent with the Company’s goals, (d) to provide grantees an incentive for individual excellence, (e) to promote teamwork and (f) to attract and retain highly-qualified persons to serve as non-employee directors.  The 2009 Plan allows for awards of non-qualified options, stock appreciation rights, restricted shares, performance units/shares, deferred stock, dividend equivalents and other stock-based awards up to 500,000 shares.  The term of the 2009 Plan is ten years and all non-qualified options will be valued at not less than 100% of the market value of the Company’s stock on the date of grant.

Shares of common stock reserved for future grants under the Stock Option Plan and the 2009 Plan (the “Plans”) were 494,788 and 546,956 at December 31, 2012 and 2011, respectively.

Compensation expense related to all equity awards, including non-qualified stock options, restricted stock units and warrants, that has been charged against income for the years ended December 31, 2012 and 2011 was approximately $408,000 and $738,000, respectively.

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

	2012	2011
Weighted average grant date fair value	$1.01	$1.89
Weighted average assumptions used
Expected volatility	77.7%	66.9%
Expected lives (years)	6.2	6.1
Risk free interest rate	1.0%	1.6%
Forfeiture rate	20.5%	20.5%
Dividend rate	—	—

A summary of stock option activity is as follows:

	Options (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2010	866	$6.72
Granted	93	3.09
Forfeited	(55)	6.33
Cancelled	(78)	8.82
Exercised	(87)	1.11
Outstanding at December 31, 2011	739	6.72
Granted	100	1.49
Forfeited	(33)	5.11
Cancelled	(14)	10.65
Exercised	—	—
Outstanding at December 31, 2012	792	6.06
Exercisable at December 31, 2012	519	$7.20

As of December 31, 2012, the weighted average remaining contractual life of the options outstanding was 6.4 years and the weighted average remaining contractual life of the outstanding exercisable options was 5.4 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

(in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Under $1.00	58	2.3	$0.93	58	$0.93
$1.00 - $2.00	104	9.7	$1.48	2	$1.53
$2.01 - $3.00	50	8.6	$2.19	21	$2.19
$3.01 - $4.00	1	8.6	$3.72	—	$3.72
$4.01 - $5.00	116	7.8	$4.31	59	$4.31
$5.01 - $6.00	162	5.0	$5.54	156	$5.55
$6.01 - $7.00	119	7.2	$6.13	49	$6.15
Greater than $7.01	182	5.2	$12.94	174	$12.72

The total intrinsic value of options outstanding at December 31, 2012 and 2011 was approximately $30,000 and $21,000, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2012 and 2011 was approximately $29,000 and $21,000, respectively. No options were exercised during the year ended December 31, 2012. The total intrinsic value of options exercised during the year ended December 31, 2011 was approximately $127,000.

Compensation expense related to non-qualified stock options charged to operations during 2012 was approximately $350,000. As of December 31, 2012, there was approximately $498,000 of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

Under the 2009 Plan, the Company issued restricted stock units (“RSUs”) to certain employees and the Board of Directors during the twelve months ended December 31, 2009.  As RSUs vest, they are convertible into shares of the Company’s common stock.  The RSUs are valued at the market price of the Company’s stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period.  Our future estimated forfeiture rate on RSUs is 0% as the RSUs have been awarded primarily to members of our Board of Directors and members of senior management of the Company. No RSUs were issued during the twelve months ended December 31, 2012 and 2011.

A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	29	$21.21
Forfeited	(6)	$5.58
Converted to common stock	(17)	$11.61
Outstanding at December 31, 2011	6	$21.45
Forfeited	—	$—
Converted to common stock	(2)	$21.53
Outstanding at December 31, 2012	4	$21.40
Vested and convertible to common stock at December 31, 2012	4	$21.06

Compensation expense related to RSUs charged to operations during 2012 and 2011 was approximately $37,000 and $108,000, respectively. As of December 31, 2012, there was approximately $49,000 of total unrecognized compensation cost related to non-vested RSUs granted under the plan. The cost is expected to be recognized over a weighted average period of 1.3 years.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

10. Stock Warrants

On July 2, 2007, the Company announced that it had signed an Ancillary Care Services Network Access Agreement (the “Ancillary Care Services Agreement”) effective as of May 21, 2007 (the “Effective Date”) with a new client, Texas True Choice, Inc. (“Texas True Choice”), a Texas-based preferred provider organization network, and certain subsidiaries of Texas True Choice. As partial compensation to Texas True Choice under the Ancillary Care Services Agreement, the Company issued to Corporate Health Plans of America, Inc., an affiliate of Texas True Choice, warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $5.52, the closing price of the common stock of the Company as reported on the American Stock Exchange on the Effective Date. The Company valued the warrants when various measurement dates had been reached under the agreement.  Utilizing the Black-Scholes Merton valuation method, 37,500 warrants were valued at $2.82 in 2007, 18,750 warrants were valued at $8.61 at June 2008 and the remaining 18,750 were valued at $16.59 in June 2009.

These warrants vested 25% on the Effective Date, an additional 25% on each anniversary date of the Effective Date, and had an expiration date of May 20, 2012.

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

During the twelve months ended December 31, 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 22,222 shares. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

A summary of stock warrant activity is as follows:

	Outstanding Warrants (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2010	108	$8.88
Granted	83	$5.01
Cancelled	(33)	$16.53
Outstanding at December 31, 2011	158	$5.25
Granted	—	nm
Cancelled or expired	(114)	$4.15
Outstanding at December 31, 2012	44	$1.50
Vested at December 31, 2012	22	$1.50

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

11. Earnings (Loss) Per Share

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

For the year ended December 31, 2012, options to purchase approximately 792,000 shares of commons stock, warrants to purchase approximately 44,400 shares of common stock, and approximately 3,400 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

12. Significant Agreements

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan is methodically moving its payors and employers groups to its existing networks. The transition commenced in mid-2010 and was complete at the end of 2012. We do not expect any significant revenue contributions from the account in the future.

On December 31, 2012, the Company entered into a Health Care Services Access Agreement (the “Agreement”) with HealthSmart Preferred Care II, L.P., HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc. (referred to hereinafter collectively as “HSPC”).

The purpose of the Agreement is, among other things, for HSPC to utilize the Company’s providers and active referral management in order to provide benefits for healthcare services to certain benefit plans and their plan participants for whom HSPC provides services. Pursuant to the Agreement, HSPC will provide claim consolidation and routing of claims to the Company generating reductions in various charges for healthcare services that are covered services provided to plan participants.

As part of the Agreement, the Company agreed to pay HSPC a monthly administrative services fee (the “Administrative Services Fee”) to reimburse and to compensate HSPC for the work that HSPC is required to perform to support the Company’s program. The Administrative Services Fee is based upon paid claims arising from the Company’s network of providers.

Pursuant to the Agreement, for services other than primary group health services, the Company will be compensated based on a percentage of the gross revenue actually collected by HSPC from its payors and clients for claims utilizing a Company discount through certain of the Company’s networks.

The Agreement is for a term of three years (the “Initial Term”), with one automatic two year renewal, unless the Agreement is terminated by a party if the other party breaches the Agreement and such breach has not been cured prior to the expiration of thirty days following the non-breaching party’s delivery of written notice specifying such breach to the breaching party or unless either party provides notice of non-renewal no less than ninety days prior to the expiration of the Initial Term. Following the automatic two year renewal term, the Agreement shall automatically renew for successive periods of one year unless earlier terminated by a party for breach or unless either party provides notice of non-renewal no less than ninety days prior to the expiration of the two year renewal term or any subsequent renewal term.

As part of the Agreement, the Provider Service Agreement by and between the Company and HSPC, dated August 1, 2002, as amended through December 20, 2008, is terminated.

13. Employee Benefit Plans

The Company provides a defined contribution plan for employees meeting minimum service requirements.  Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  The Company contributes up to a maximum of 3.5% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately.  The Company made contributions to the plan and charged operations approximately $107,000 and $120,000 during the years ended December 31, 2012 and 2011, respectively.

14. Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited statements of operations for each quarter of 2012 and 2011.

	Quarters Ended
	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$9,100	$8,186	$8,215	$9,401	$13,025	$11,496	$11,308	$13,077
Contribution margin	1,334	805	864	1,108	1,590	722	779	1,427
Contribution margin %	14.7	9.8	10.5	11.8	12.2	6.3	6.9	10.9
Income (loss) before income taxes	(626)	(1,071)	(812)	(551)	150	(5,554)	(965)	(224)
Net income (loss)	(629)	(1,075)	(829)	(558)	153	(6,523)	(645)	(222)
Earnings (loss) per diluted share	(0.11)	(0.19)	(0.14)	(0.10)	0.03	(1.15)	(0.12)	(0.04)
Shares used in computing diluted earnings (loss) per share	5,711	5,711	5,710	5,696	5,716	5,670	5,654	5,654

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ Kenneth S. George	March 4, 2013
Kenneth S. George Chief Executive Officer	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. George	March 4, 2013
Kenneth S. George Chief Executive Officer (Principal Executive Officer) Chairman of the Board of Directors	Date

By: /s/ Matthew D. Thompson	March 4, 2013
Matthew D. Thompson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date

By: /s/ William J. Simpson, Jr.	March 4, 2013
William J. Simpson, Jr. President and Chief Operating Officer Director	Date

By: /s/ Sami S. Abbasi	March 4, 2013
Sami S. Abbasi Director	Date

By: /s/ Edward B. Berger	March 4, 2013
Edward B. Berger Director	Date

By: /s/ John N. Hatsopoulos	March 4, 2013
John N. Hatsopoulos Director	Date

By: /s/ Matthew P. Kinley	March 4, 2013
Matthew P. Kinley Director	Date

By: /s/ John Pappajohn	March 4, 2013
John Pappajohn Director	Date

By: /s/ Derace L. Schaffer	March 4, 2013
Derace L. Schaffer Director	Date

By: /s/ Richard W. Turner	March 4, 2013
Richard W. Turner, Ph.D. Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1(13)	Certificate of Incorporation of American CareSource Holdings, Inc., as amended

3.2(1)	By-Laws

4.1(2)	Specimen Stock Certificate

4.2(3)	Amended and Restated 2005 Stock Option Plan

4.3 (4)	2009 Equity Incentive Plan

10.08(6), *	Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten

10.09(6), *	Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich

10.10(7)	Form of Registration Rights Agreement used in March 2006 private placement

10.11(7)	Form of Subscription Agreement used in March 2006 private placement

10.17(8)	Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.18(9)	First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P.

10.19(10), ***
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively.

10.19A **, ***
Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc.

10.20(9), *	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson

10.21(10), ***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009.

10.22(11), *	Letter Agreement dated December 24, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson

10.24(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and William J. Simpson, Jr.

10.25(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and Matthew D. Thompson

14.1(7)	Code of Ethics

21.1(12)	Subsidiaries

23.1**	Consent of McGladrey LLP

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)	Intentionally omitted.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2008 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2009 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q/A filed July 8, 2011 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March, 26, 2010 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 18, 2011 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed on November 9, 2012 and incorporated herein by reference.