Form 10-K/A
period 2012-12-31
American Caresource Holdings, Inc.
filed 2013-04-30
CIK 1316645

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of American CareSource Holdings, Inc. (the “Company,” the “Registrant,” “ACS,” “we,” “us” or “our”) for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 4, 2013 (the “Original 10-K”) is being filed for the purposes of:

(i) including the information required by Part III (Items 10-14) of Form 10-K

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 30, 2013.

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

All share and per-share information contained in this Form 10-K/A have been adjusted to reflect the 1-for-3 reverse stock split effective September 4, 2012.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

ACS’s Board of Directors currently consists of nine directors.

Each Director will continue in office until the next Annual Meeting of Stockholders and until his successor has been duly elected and qualified, or until the earliest of his death, resignation, retirement or removal.  Biographical information regarding each Director is as follows:

Name	Age	Position
Kenneth S. George	64	Chairman of the Board (Chief Executive Officer)

William J. Simpson, Jr.	64	Director (President and Chief Operating Officer)

Sami S. Abbasi	48	Director

Edward B. Berger	84	Director

John N. Hatsopoulos	79	Director

Matthew P. Kinley	45	Director

John Pappajohn	84	Director

Derace L. Schaffer, MD	65	Director

Richard W. Turner, Ph.D	65	Director
There are no familial relationships among our directors and/or executive officers.

Kenneth S. George.  Mr. George became a director of American CareSource Holdings in January 2004.  Mr. George became Chairman of the Board of Directors in March 2010 and was appointed to Chief Executive Officer on July 25, 2011.  He formerly served on the board of directors and audit committee of Access Plans USA, Inc., a public company.  Mr. George served two terms as a State Representative in the Texas House of Representatives.  Mr. George has been self-employed, managing his own investment activities, since 2001.  From 1996 to 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions.  From 1994 to 1995, Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., a private ambulance provider in the State of Texas.  From 1988 to 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues.  Mr. George has a Masters Degree in Business Administration from the University of Texas at Austin and a Bachelor of Arts Degree from Washington and Lee University.  Mr. George adds substantial expertise from his healthcare background and his impressive service record in state and national government service.

William J. Simpson, Jr.  Mr. Simpson has been a director of American CareSource Holdings since October 2010, and our Chief Operating Officer since December 2010. On July 25, 2011, Mr. Simpson was appointed to the position of President of the Company. He has more than 30 years of executive experience in the healthcare industry.  Mr. Simpson served as President and Chief Executive Officer of Intrepid USA Healthcare - one of the nation’s largest home healthcare companies - from February 2007 to October 2008.  From November 2008 until he was appointed to our Board, Mr. Simpson was in retirement. Prior to his tenure at Intrepid USA Healthcare, Mr. Simpson held the office of Executive Vice President and Chief Operating Officer at LifeCare Management - the third largest long-term acute care hospital company in the United States -  from February 2003 to August 2005.  From May 2006 through January 2007, Mr. Simpson’s sole occupation was that of Chairman of the Board of Genezen Healthcare. Mr. Simpson’s executive leadership experience includes Executive Vice President and Chief Operating Officer at Specialty Healthcare Services, Executive Vice President of Operations at Intensiva Healthcare Corporation, President and Chief Operating Officer at Ameristat Mobile Medical Services, President of Epic Healthcare Services, and Vice President of American Medical International.  Mr. Simpson has also held board seats for a number of privately-held healthcare companies and an association.  In addition to his service on the board of Genezen Healthcare, he served as one of the board members of Intrepid USA Healthcare and the Acute Long Term Hospital Association (ALTHA).  The Board of Directors selected Mr. Simpson to serve as a director because of his extensive experience as an executive and board member of a number of healthcare companies and associations.

Sami S. Abbasi.  Mr. Abbasi was appointed to the Board of Directors of American CareSource Holdings on September 4, 2008.   In November 2011, Mr. Abbasi, was appointed Chief Executive Officer and Director of American Pathology Partners. From 2007 to 2011, Mr. Abbasi was Chairman and Chief Executive Officer of National Surgical Care, Inc., and prior to holding that position he served as President and Chief Executive Officer of Radiologix, Inc. from 2004 until 2006.  Previous positions held at Radiologix, Inc. include Executive Vice President and Chief Operating Officer from October 2003 until November 2004 and as Executive Vice President and Chief Financial Officer from December 2000 until March 2004.  From January 2000 through June 2000, Mr. Abbasi served as Chief Financial Officer and Chief Operating Officer of Adminiquest, Inc., a private company that provided web-enabled and full-service outsourcing solutions to the insurance and benefits industry. From August 1996 through December 1999, he was Senior Vice President and Chief Financial Officer of Radiologix. From January 1995 through July 1996, Mr. Abbasi served as Vice President in the Healthcare Group of Robertson, Stephens and Company, where he was responsible for investment banking business development and executing a broad range of corporate finance transactions and mergers and acquisitions. From June 1988 through January 1995, he held various positions at Citicorp Securities, including Vice President and Senior Industry Analyst in the Healthcare Group. Mr. Abbasi received his M.B.A. from the University of Rochester and his B.A. in Economics from the University of Pennsylvania.  The Board of Directors selected Mr. Abbasi to serve as a director because of his extensive experience in the healthcare, insurance and benefits industries.  In addition, Mr. Abbasi’s background in finance and investment banking will provide leadership and experience in the areas of corporate finance transactions and mergers and acquisitions.

Edward B. Berger.  Mr. Berger has served as a director of American CareSource Holdings since March 2006, as Non-Executive Chairman of the Board beginning March 30, 2007 and as Executive Chairman beginning April 16, 2007 and ending in December 2008.  For the past 27 years, Mr. Berger has been President of Berger Equities, Inc., a real estate investment firm owned by Mr. Berger and his spouse.  Since 2006, Mr. Berger has served as an independent director on the board of ConMed Healthcare Management, Inc., a public company providing correctional facility healthcare services, and is chairman of its audit committee.  Mr. Berger has extensive experience in the healthcare industry, having served as past President and CEO of Palo Verde Hospital, past President and member of the Board of Trustees of Kino Community Hospital, and past member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, Arizona.  Mr. Berger has served on a number of public company boards including Patient InfoSystems, Inc. (now CareGuide, Inc.), Healthcare Acquisition Corp. (now PharmaAthene, Inc.) and Card Systems Solutions, Inc.  In May 2006, CardSystems filed for bankruptcy protection under Chapter 11 of Title II of the U.S. Bankruptcy Code. Mr. Berger, who had immediately prior thereto agreed to become sole director, Chief Executive Officer and liquidating agent for the company, oversaw the Chapter 11 bankruptcy and liquidation. Mr. Berger resigned as sole director and Chief Executive Officer in November 2007. Mr. Berger received a Juris Doctorate from New York Law School and a Masters Degree in Education as well as a Bachelor of Arts Degree in History and English from the University of Arizona.  Mr. Berger was an Adjunct Professor in Political Science at Pima Community College, recent past Chairman of the Desert Angels Inc., an Angel investing group, and retired as Chairman of the MBA Advisory Council, Eller Graduate School of Management, at the University of Arizona.  The Board of Directors selected Mr. Berger to serve as a director because of his extensive experience in the healthcare industry and his service as chief executive officer for several companies.  Mr. Berger provides critical insight into the areas of corporate governance.

John N. Hatsopoulos.  John N. Hatsopoulos has served as a director of American CareSource Holdings since December 2006.   Since 1999, Mr. Hatsopoulos has been Chief Executive Officer and a director of American DG Energy, Inc., a public company providing products and services in support of on-site generation of electricity, heating and cooling at commercial, institutional and light industrial facilities.  Mr. Hatsopoulos is Chief Executive Officer of Tecogen Inc., a manufacturer of cogeneration systems, since 1999.  Mr. Hatsopoulos has served as a managing partner of Alexandros Partners LLC, a financial advisory firm, since 1999.  Mr. Hatsopoulos also serves as a director of Agenus Inc., a public biotechnology company, since 2007.  He is the Chairman of the Board of Directors of Glenrose Instruments Inc., a public company engaged in radiological and environmental services, since 1999.  Mr. Hatsopoulos is one of the founders of Thermo Electron Corporation (now Thermo Fisher Scientific Inc.) and the retired President and Vice Chairman of the Board of Directors of that company.  He served on the Board of Directors of the American Stock Exchange from 1994 to 2000. He is also a member of the Board of Directors of TEI BioSciences Inc. since 1999, and a “Member of the Corporation” for Northeastern University.  Mr. Hatsopoulos graduated from Athens College in Athens, Greece, in 1953. He holds a Bachelor of Science Degree in history and mathematics from Northeastern University, together with Honorary Doctorates in Business Administration from Boston College and Northeastern University.  The Board of Directors selected Mr. Hatsopoulos to serve as a director because of his substantial experience as chief executive officer of several companies as well as his service as a director with the American Stock Exchange.  He provides valuable insight into how the corporate governance and reporting requirements of a public company.

Matthew P. Kinley. Since 1995, Mr. Kinley has served as Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm, both owned by our director and principal stockholder John Pappajohn. Mr. Kinley has been involved in the financing and development of more than 30 companies with Mr. Pappajohn in the past 18 years. Mr. Kinley served as President and as a director of Healthcare Acquisition Corp. (AMEX: HAQ), from April 2005 through August 2007. From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG, LLP, working on tax, audit and merger and acquisition issues. Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990. The Board of Directors selected Mr. Kinley to serve as a director because of his experience in finance and accounting.

John Pappajohn. Mr. Pappajohn has been a director of American CareSource Holdings since November 2004. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director on the boards of the following public companies: ConMed Healthcare Management, Inc., a provider of correctional healthcare services, since 2005; and CNS Response, Inc., a company who uses EEG-generated biomarkers for use in personalized medicine in psychiatry, since August 2009. Mr. Pappajohn was chosen to serve as a director of the Company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.
Derace L. Schaffer, M.D. Dr. Schaffer has been a director of American CareSource Holdings since November 2004. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including Radiologix, Inc. when it was private, and he has been an active investor for approximately twenty years on a variety of healthcare companies. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than a dozen healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. He also serves as a director of PharmAthene, Inc., Archermobile, Inc. and has previously served as director of King Pharmaceuticals, Inc. and of Allion Healthcare, Inc. (each a public company). Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society. Dr. Schaffer was chosen to serve as a director of the Company because of his substantial experience in the healthcare industry and serving on the boards of multiple healthcare services and technology companies.
Richard W. Turner, Ph.D. Dr. Turner has been a director of American CareSource Holdings since June 2011. Dr. Turner served as the Chief Executive Officer and the Chairman of the Board of Directors of Conmed Healthcare Management, Inc., a public company providing healthcare services to county and municipal detention centers, from 2007 until 2012, when it merged with and into a wholly-owned subsidiary of Correct Care Solutions, LLC. Prior to consulting for Conmed’s predecessor in interest in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc., from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc., a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002. Since February 2013, Dr. Turner has been serving as a member of the Board of Directors of CNS Response, Inc., a publicly-traded company. Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University. The Board of Directors selected Dr. Turner to serve as a director because of his leadership experience, having served as executive officer to many companies in the healthcare and medical field.

Executive Officers

Our executive officers are not appointed for fixed terms.  The following are biographical summaries of our executive officers (except Kenneth S. George and William J. Simpson, for whom biographical summaries appear above):

Rost A. Ginevich, 49. Mr. Ginevich joined the Company in March 2008 as our Chief Information Officer and is primarily responsible for development and execution of the Company’s information technology strategy. Mr. Ginevich has over 20 years of information technology experience. Before joining the Company, from October 2007 through March 2008, Mr. Ginevich served as a Director at West Monroe Partners, a full-service business and technology consulting firm. From March 2006 through October 2007, Mr. Ginevich was Chief Information Officer for Kitty Hawk, an AMEX-listed cargo transportation company. From 2002 to 2006, he was with IBM Business Consulting Services, where he managed business development and execution of large consulting engagements for clients in various industries. Mr. Ginevich earned a Bachelor of Science Degree in Computer Science and a Masters in Business Administration from Oklahoma State University. He has written extensively on topics related to information technology.
M. Cornelia Outten, 53. Ms. Outten joined the Company as Vice President of Provider Development in February 2008 and was appointed to Vice President of Strategic Development in October 2012. Prior to joining the Company, Ms. Outten served as Senior Vice President, Provider Networks for Interplan Health Group, a national healthcare management company. From 2002 to 2004, she was Executive Vice President and Chief Operating Officer of JBC Healthcare Partners, LLC, a regional PPO retiree medical program in San Diego, California. Ms. Outten has previously held healthcare management positions for hospital systems, including HCA Healthcare and Greenville Hospital System, and brings nearly 25 years healthcare industry experience to the Company. She graduated from Salem College with a Bachelor of Arts Degree in Sociology and Economics and earned a Masters in Health Administration, with a concentration on Fiscal Management, from Tulane University.
Elizabeth A. Smith, 51. Ms. Smith was appointed Vice President of Operations in January 2009. She originally joined the Company as Director of Operations in June of 2004. Ms. Smith has over 20 years of experience in the healthcare industry, specializing in management, operations, claims administration, and system integration to optimize workflows and revenue streams. Prior to joining the Company, she served as Quality Manager for Tenet Healthcare’s Home Health Division from 2002 to 2004. From 1997 to 2001, she was Business Services Manager for Visiting Nurse Association of Texas, a non-profit Home Health, Hospice, and community support provider. Ms. Smith earned a Bachelor of Business Administration with a concentration in Management from the University of Texas at Arlington.
Matthew D. Thompson, 41. Mr. Thompson was appointed Chief Financial Officer in June 2010, Principal Accounting Officer in April 2008 and served as Vice President - Finance and Interim Chief Financial Officer between March and June 2010. Mr. Thompson joined the Company as Controller and Principal Accounting Officer in April 2008. Prior to joining the Company, Mr. Thompson was Director of Financial Reporting at Highland Financial Partners, L.P., an affiliate of Highland Capital Management L.P., in Dallas, Texas from September 2007 through April 2008. Prior to that, he spent nine years with publicly-held Tyler Technologies, Inc., a Dallas-based leading provider of integrated, end-to-end information management solutions and services to local governments. While there, Mr. Thompson served in various financial management positions, most recently as Division Controller of Tyler’s Courts & Justice and Appraisal & Tax Divisions from March 2005 through August 2007. Before joining Tyler Technologies, Mr. Thompson spent five years with Ernst & Young LLP. Mr. Thompson, a Certified Public Accountant, earned his Bachelor’s of Business Administration degree from Baylor University in Waco, Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and the persons who beneficially own more than ten percent of any class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2012, except that the following officers, directors and/or 10% beneficial owners did not file certain reports under Section 16(a) on a timely basis during 2012: M. Cornelia Outten (one Form 4). This Form 4 reported two transactions.
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
During fiscal year 2012, the Board of Directors held four meetings, the Audit Committee held four meetings; the Compensation Committee held one meeting and the Governance and Nominations Committee held one meeting. During fiscal year 2012, the directors each attended 75% or more of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of the committees of which they were a member, that were in each case held during each director’s period of service. The Company does not have a policy with regard to Board members’ attendance at annual meetings of stockholders. All of the nine Board members at the time attended the 2012 annual meeting of stockholders.
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
A stockholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:
American CareSource Holdings, Inc.
5429 Lyndon B. Johnson Freeway
Suite 850
Dallas, TX 75240
Attention: Investor Relations
Telephone: (972) 308-6830

Board Leadership Structure
In July 2011, our Board of Directors combined the roles of Chairman and Chief Executive Officer into one position. Kenneth S. George currently serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Board believes that this leadership structure provides the most efficient and effective leadership model for our company at this time by enhancing the ability of the Chairman and Chief Executive Officer to provide clear insight and direction of business strategies and plans to both the Board and management. The Board believes that it can most effectively perform its monitoring and oversight role by acting as a unified whole, with the Chairman also being a member of the management team, and that the advantages of having a CEO Chairman with extensive exposure to the inner workings of our Company (as compared to a relatively less informed independent Chairman) outweigh potential disadvantages. A single person, acting in the capacities of Chairman and Chief Executive Officer, provides unified leadership and focus.
Board Oversight of Risk Management
The Board of Directors believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. The Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board. In carrying out this critical responsibility, the Board meets multiple times annually with key members of management with primary responsibility for management of risk in their respective areas of responsibility and also receives regular reports on aspects of our risk management from senior representatives of our independent registered public accounting firm, which are immediately communicated to management.
Director Independence
We use the definition of “independence” set forth in Rule 5605(a)(2) of the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board of Directors are independent. In making this determination, our Board of Directors considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this annual report under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and would therefore be inconsistent with a determination that the directors are independent. As a result of this review, our Board affirmatively determined, based on its understanding of such relationships and transactions, that the majority of the members of our current Board of Directors, namely Sami S. Abbasi, Edward B. Berger, John N. Hatsopoulos, Derace L. Schaffer, M.D., and Richard W. Turner, Ph.D. are independent directors.
AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
The Board of Directors has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which currently consists of Sami Abbasi (Chairman), Edward Berger and Richard Turner. The purpose of the Audit Committee is to assist the Board of Directors’ oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. No less frequently than annually, the Committee reviews its Charter to re-assess its adequacy and recommend any suggested changes to the Board for approval. Under its Charter, the Audit Committee’s responsibilities include:

•
appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent registered public accounting firm, including overseeing the independence and compensation of the independent registered public accounting firm who shall report directly to the Audit Committee;

•
reviewing and discussing with the Company’s management and independent registered public accounting firm the Company’s audited consolidated financial statements and considering whether it will recommend to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K;

•	directing the independent registered public accounting firm to use its best efforts to perform all reviews of interim financial information prior to disclosure by the Company of such information;

•
discussing generally the types of information to be disclosed in the Company’s earnings press releases, as well as in financial information and earnings guidance provided to analysts, rating agencies and others;

•
reviewing with the Company’s management and independent registered public accounting firm the Company’s quarterly financial statements, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•
discussing with the independent registered public accounting firms the adequacy and effectiveness of the accounting and financial controls of the Company, and considering any recommendations for improvement of such internal controls and procedures;

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
GOVERNANCE AND NOMINATIONS COMMITTEE OF THE BOARD OF DIRECTORS
The Board of Directors has a Governance and Nominations Committee, which currently consists of Derace Schaffer (Chairman), John Hatsopolous and Richard Turner.
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
COMMUNICATIONS WITH THE BOARD OF DIRECTORS
The Company encourages its stockholders to communicate with the Board of Directors. The Board of Directors does not believe a formal process for stockholders to send communications to the Board of Directors is necessary because all stockholder communications will be circulated to all members of the Board and the Board does not screen stockholder communications. All such communications should be directed to our Chairman of Board, who, in turn, will circulate the communications to the remaining members of the Board of Directors.
DIRECTOR COMPENSATION
The following table sets forth the cash and non-cash compensation of our non-management directors for the Company’s fiscal year ended December 31, 2012. Compensation paid to our current director and Chief Executive Officer, Kenneth George, and our current director, President and Chief Operating Officer, William Simpson, is disclosed in the “Summary Compensation Table” in the section “Executives and Executive Compensation.” In the paragraph following the table and footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board committees.

	Fees Earned or Paid in Cash	Option Awards (1)	Total
Name	($)	($)	($)

Sami S. Abbasi(2)	$24,000	—	$24,000
Edward B. Berger(2)	14,000	—	14,000
John N. Hatsopoulos(2)	19,000	—	19,000
Matthew P. Kinley(2)	14,000	—	14,000
John Pappajohn(2)	13,000	—	13,000
Derace L. Schaffer(2)	16,500	—	16,500
Richard W. Turner(2)	13,000	—	13,000

(1)	Represents the aggregate grant date fair value of awards granted in 2012 and calculated in accordance with Accounting Standards Codification Topic 718, Stock Compensation (“ACS 718”).

(2)	The aggregate number of options and unvested restricted stock units (“RSUs”) outstanding at December 31, 2012, for Mr. Abbasi is 11,666 and 439, respectively.
The aggregate number of options and RSUs outstanding at December 31, 2012, for Mr. Berger is 103,332 and 439, respectively.
The aggregate number of options and RSUs outstanding at December 31, 2012 for Mr. Hatsopoulos is 24,999 and 439, respectively.
The aggregate number of options outstanding at December 31, 2012 for Mr. Kinley is 12,705.
The aggregate number of options and RSUs outstanding at December 31, 2012 for Mr. Pappajohn is 27,077 and 439, respectively.
The aggregate number of options and RSUs outstanding at December 31, 2012 for Dr. Schaffer is 27,077 and 439, respectively.
The aggregate number of options outstanding at December 31, 2012 for Mr. Turner is 3,333.
The aggregate number of options and RSUs outstanding at December 31, 2012 for Mr. George is 80,409 and 439, respectively.
The aggregate number of options outstanding at December 31, 2012 for Mr. Simpson is 104,999.
During 2012, the Board of Directors was compensated under our director compensation policy, which includes a $10,000 annual retainer paid to each director, except for the Chairman of the Board. In addition, the chair of the Audit Committee received $10,000, the chair of the Compensation Committee received $5,000 and the chair of the Nominating and Governance Committee received $2,500. Furthermore, each non-management director received $1,000 for each board meeting attended and for any conference call over three hours, held in 2012. Unlike in previous years, however, our Board did not receive an annual option or RSU grant in 2012. Finally, Kenneth S. George and William J. Simpson, Jr. received the additional option grants and fees disclosed in the footnotes to the “Summary Compensation Table” below.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
The following table and footnotes set forth information, for the fiscal years ended December 31, 2012 and 2011, concerning the compensation awarded to, earned by or paid to: (i) each person who served as our principal executive officer during the fiscal year ended December 31, 2012, (ii) the two most highly compensated executive officers, other than the principal executive officer, who received compensation in excess of $100,000 during the fiscal year ended December 31, 2012 and were serving as executive officers at December 31, 2012 (collectively with the principal executive officers referred to as the “Named Executive Officers” throughout this annual report), (iii) our Chief Financial Officer and (iv) our President and Chief Operating Officer.

		Salary (1)	Bonus (2)	Option Award (3)	Stock Award (3)	Non-equity Incentive Plan Compensation (2)	All Other Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

M. Cornelia Outten,	2012	$195,700	—	$14,574	—	—	$8,350	$218,624
Vice President of Strategic Development	2011	195,700	—	—	—	—	8,350	204,050

Rost A. Ginevich,	2012	185,640	—	—	—	—	8,322	193,962
Chief Information Officer	2011	185,640	—	—	—	—	8,322	193,962

Matthew D. Thompson,	2012	185,000	—	14,574	—	—	8,791	208,365
Chief Financial Officer	2011	185,000	—	—	—	—	8,743	193,743

Kenneth S. George,(5)	2012	—	—	—	—	—	150,325	150,325
Chief Executive Officer	2011	—	—	21,760	—	—	114,811	136,571

William J. Simpson, Jr.(6)	2012	295,000	—	28,221	—	—	1,500	324,721
President and Chief Operating Officer	2011	243,561	—	43,520	—	—	1,375	288,456

(1)	Includes amounts deferred pursuant to salary reduction arrangements under the Company’s 401(k) Profit Sharing Plan.

(2)	No bonuses were paid with respect to 2011 or 2012.

(3)
The amount reflected in the table represents the aggregate grant date fair value of equity incentive awards granted and calculated in accordance with FASB ASC Topic 718 (formerly FAS 123R). For additional information on the valuation assumptions refer to Note 8, “Stock Based Compensation” of the American CareSource Holdings’ financial statements in the Form 10-K for the year ended December 31, 2012, as filed with the SEC. This fair value does not represent cash received by the executive in the year reported, but potential earnings contingent on the Company’s future performance. Stock option and RSU grants are designed to provide long-term (up to ten years) incentives and rewards linked directly to the price of our common stock. Equity awards add value to the recipient only when stockholders benefit from stock price appreciation and, as such, further align management’s interest with those of our stockholders. The options granted to the executive officers (not including Messrs. George and Simpson) in 2012 vest over a four-year period, have an exercise price of $1.43 per share, are subject to customary anti-dilution adjustments and expire on December 31, 2022. Option grants to Messrs. George and Simpson are described in footnotes (5) and (6), respectively.

(4)	Except as otherwise disclosed in footnotes (5) and (6), “All Other Compensation” consists of 401(k) contribution match, fitness club dues and other compensation.

(5)
Mr. George, a member of our Board of Directors, was appointed to Chief Executive Officer on July 25, 2011. The 2011 and 2012 amounts disclosed in the column “All Other Compensation” for Mr. George includes $77,000 and $0 in cash fees that Mr. George earned as a non-management director in 2011 and 2012, respectively, prior to being appointed our Chief Executive Officer. The 2012 amount disclosed in the column “All Other Compensation” for Mr. George includes $150,000 in cash consulting fees that Mr. George earned as Chief Executive Officer (his annualized consulting fee is $150,000). In connection with his appointment as Chairman of the Board of Directors in March 2010, Kenneth S. George was granted options to purchase 33,333 shares of the Company’s common stock, with an exercise price of $5.49. The fair value of the options was determined to be $3.46 using the Black-Scholes-Merton valuation model. The options were granted under the Company’s 2005 Stock Option Plan and vest in equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total, beginning one month after the grant date. On November 1, 2010, the Board granted Mr. George (i) options to purchase 16,666 shares of common stock, at an exercise price of $4.47 and (ii) an increase in his director fee to reflect increased responsibilities assumed by Mr. George as Chairman of the Board. The fair value of the options was determined to be $2.70 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest in equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date. On August 22, 2011, the Board granted Mr. George options to purchase 16,666 shares of the Company’s common stock, with an exercise price of $2.19. The fair value of the options was determined to be $1.31 using the Black-Scholes-Merton valuation model. The options were granted under the Company’s 2005 Stock Option Plan and vest over a 4-year period with 1/3 vesting immediately and the remaining 2/3 vesting monthly over a 36-month period beginning one year after the grant date.

(6)
Mr. Simpson was appointed to our Board of Directors on October 21, 2010 and appointed to the position of Chief Operating Officer of the Company on December 13, 2010. On July 25, 2011, Mr. Simpson was appointed to the position of President of the Company. The 2010 amount disclosed in the “All Other Compensation” column for Mr. Simpson includes $20,667 in cash fees Mr. Simpson earned as a non-management director prior to being appointed our Chief Operating Officer. In connection with his appointment to the Board, on November 1, 2010, Mr. Simpson was granted options to purchase 8,333 shares of common stock at an exercise price of $4.47. The fair value of the options was determined to be $2.70 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest in equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date. In connection with his appointment to Chief Operating Officer, on December 13, 2010 Mr. Simpson received an annualized salary of $225,000 and options to purchase 33,333 shares of common stock at an exercise price of $4.20. The fair value of the options was determined to be $2.57 using the Black-Scholes-Merton valuation model. The stock options were granted under the 2005 Stock Option Plan and vest over a 4 year period with 1/3 vesting immediately and the remaining 2/3 vesting monthly over a 36-month period beginning one year after the date of grant. On August 22, 2011, the Board granted Mr. Simpson options to purchase 33,333 shares of the Company’s common stock, with an exercise price of $2.19. The fair value of the options was determined to be $1.31 using the Black-Scholes-Merton valuation model. The options were granted under the Company’s 2005 Stock Option Plan and vest over a 4-year period with 1/3 vesting immediately and the remaining 2/3 vesting monthly over a 36-month period beginning one year after the grant date. In addition, Mr. Simpson’s annual salary was increased to $295,000. On December 31, 2012, the Board granted Mr. Simpson options to purchase 30,000 shares of the Company’s common stock, with an exercise price of $1.43. The options were granted under the Company’s 2005 Stock Option Plan, as amended, and vest annually over a 2-year period beginning one year after the grant date.

Some of our executive officers may be entitled to receive certain benefits in the event of the termination of their employment or a change of control of the Company. These arrangements are described in more detail below under the heading “Compensation Arrangements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth certain information relating to equity awards for each Named Executive Officer, as well as for our Chief Financial Officer, outstanding on December 31, 2012. The table does not give effect to grants of options that occurred after December 31, 2012.

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of units of stock that have not vested	Market Value of units of stock that have not vested ($)
M. Cornelia Outten	45,000	—	8.04	2/12/2018 (2)	—	—
	15,000	—	9.87	3/26/2018 (2)	—	—
	—	—	21.06	3/10/2019 (5)	140	200
	11,332	17,001	6.12	4/9/2020 (6)	—	—
	—	15,000	1.43	12/31/2012 (8)	—	—
Rost A. Ginevich	36,666	—	12.60	5/5/2018 (6)	—	—
	1,845	655	21.06	3/10/2019 (3)	—	—
	11,332	17,001	6.12	4/9/2020 (6)	—	—
Matthew D. Thompson	16,666	—	12.60	5/5/2018 (8)	—	—
	—	—	21.06	3/10/2019 (9)	416	595
	10,666	16,000	6.12	4/9/2020 (6)	—	—
	—	15,000	1.43	12/31/2012 (8)	—	—
Kenneth S. George (11)	5,411	—	0.93	5/1/2015 (1)	—	—
	5,000	—	5.46	5/24/2017 (1)	—	—
	—	—	21.63	5/19/2019 (12)	439	628
	30,525	2,808	5.49	3/24/2020 (1)	—	—
	1,595	1,738	4.17	7/20/2020 (4)	—	—
	11,550	5,116	4.47	11/1/2020 (1)	—	—
	7,095	9,571	2.19	8/22/2021 (13)	—	—
William J. Simpson, Jr. (14)	5,775	2,558	4.47	11/1/2020 (1)	—	—
	18,513	14,820	4.20	12/13/2020 (13)	—	—
	14,194	19,139	2.19	8/22/2021 (13)	—	—
	—	30,000	1.43	12/31/2012 (15)	—	—

(1)	These options vest/vested as follows: equal successive monthly installments over a 36-month period at a rate of 1/36th of the grant total per month starting one month after the grant date.

(2)
These options vest/vested as follows: 1/4 after one year from the grant date with the remaining vesting in equal successive monthly installments over a 36-month period at a rate of 1/36th per month starting one year after the grant date.

(3)	These options vest/vested as follows: equal successive monthly installments over a 60-month period at a rate of 1/60th of the grant total per month starting one month after the grant date.

(4)	These options vest/vested as follows: equal successive monthly installments over a 60-month period at a rate of 1/60th of the grant total per month starting one month after the grant date.

(5)	These stock awards vest as follows: equal successive monthly installments concluding on March 10, 2014.

(6)	These options vest/vested as follows: equal successive annual installments over a 5-year period at a rate of 1/5th of the grant total per year starting one year after the grant date.

(7)	Intentionally omitted.

(8)	These options vest/vested as follows: equal successive annual installments over a 4-year period at a rate of 1/4th of the grant total per year starting one year after the grant date.

(9)	These stock awards vest as follows: equal successive annual installments, concluding on March 10, 2014.

(11)	Mr. George was appointed to Chief Executive Officer on July 25, 2011.

(12)	These stock awards vest as follows: equal successive annual installments, concluding on May 19, 2014.

(13)	These options vest/vested as follows: 1/3 vesting immediately and the remaining 2/3 vesting monthly over a 36-month period beginning one year after the grant date.

(14)	Mr. Simpson was appointed to President on July 25, 2011.

(15)	These options vest/vested as follows: equal successive annual installments over a 2-year period at a rate of 1/2 of the grant total per year starting one year after the grant date.
2009 Equity Incentive Plan
On March 10, 2009, the Board adopted the American CareSource Holdings, Inc. 2009 Equity Incentive Plan, which was approved at the 2009 annual shareholder meeting and became effective on March 10, 2009.
2005 Stock Option Plan
The 2005 Stock Option Plan was adopted by the Board of Directors on January 17, 2005, and at our 2007 annual meeting, the Company’s stockholders approved an amendment and restatement of the 2005 Stock Option Plan. On November 14, 2008, the Board of Directors unanimously approved an increase in the number of shares available for grant under the 2005 Stock Option Plan from 1,083,110 shares to 1,249,776 shares, which was approved by the Company’s stockholders at the 2009 annual meeting.
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
401(k) Profit Sharing Plan
Since August 1, 2007, the Company has offered a 401(k) Profit Sharing Plan to its employees. All full-time, permanent employees are eligible to participate in the 401(k) Profit Sharing Plan. During the year ended December 31, 2011, the Company contributed approximately $120,000 to the 401(k) Profit Sharing Plan. The Company’s executive officers are eligible to participate in the 401(k) Profit Sharing Plan on the same basis as its other employees. Commencing in April 2008, the Company matched contributions to the account of each participating employee equal to 50% of the first 4% of salary contributed by an employee to his or her 401(k) account during a plan year. Beginning in 2009, the Company commenced matching 100% of the first 1% and 50% of the next 5% of salary contributed by each employee.

Compensation Arrangements
Employment Agreements with Named Executive Officers, Chief Financial Officer and Chief Operating Officer
Matthew D. Thompson
The Company is a party to an employment agreement dated April 15, 2011 with its Chief Financial Officer, Matthew D. Thompson, which has an initial term of one (1) year with automatic one (1) year renewal periods. The employment agreement provides that Mr. Thompson (i) will be paid $185,000 annually beginning on the “Commencement Date” (Mr. Thompson’s current salary is $220,000); (ii) is eligible for a bonus to be determined by the Board of Directors in its sole discretion; (iii) is eligible to receive stock option grants from the Company as determined by the Board of Directors; and (iv) is eligible to participate in the Company’s standard benefits package. The employment agreement also provides that, in the event that Mr. Thompson is terminated within twelve (12) months of a “Change of Control” of the Company without “cause” or Mr. Thompson leaves the Company for “good reason” within twelve (12) months of a “Change of Control” of the Company, he shall be entitled to receive, immediately upon such termination or resignation as the case may be, (i) a lump sum payment from the Company equal to six (6) months salary; (ii) a pro rata bonus earned for the then-current year; and (ii) immediate vesting of 100% of his stock options. In addition, if Mr. Thompson is terminated without “cause” or he leaves the Company for “good reason”, he shall be entitled to (i) severance in an amount equal to six (6) months salary which shall be paid in one lump sum immediately upon termination or resignation as the case may be; (ii) a pro rata bonus earned for the then-current year and (iii) all of the benefits that the Company customarily provides its employees for a period of six (6) months following such termination or resignation, as the case may be.
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
William J. Simpson, Jr.
The Company is a party to an employment agreement dated April 15, 2011 with its Chief Operating Officer, William J. Simpson, Jr., which has an initial term of one (1) year with automatic one (1) year renewal periods. The employment agreement provides that Mr. Simpson (i) will be paid $225,000 annually beginning on the “Commencement Date” (Mr. Simpson’s current salary is $295,000); (ii) is eligible for a bonus to be determined by the Board of Directors in its sole discretion; (iii) is eligible to receive stock option grants from the Company as determined by the Board of Directors; and (iv) is eligible to participate in the Company’s standard benefits package. The employment agreement also provides that, in the event that Mr. Simpson is terminated within twelve (12) months of a “Change of Control” of the Company without “cause” or Mr. Simpson leaves the Company for “good reason” within twelve (12) months of a “Change of Control” of the Company, he shall be entitled to receive, immediately upon such termination or resignation, as the case may be, (i) a lump sum payment from the Company equal to six (6) months salary; (ii) a pro rata bonus earned for the then-current year; and (iii) immediate vesting of 100% of his stock options. In addition, if Mr. Simpson is terminated without “cause” or he leaves the Company for “good reason”, he shall be entitled to (i) severance in an amount equal to six (6) months salary which shall be paid in one lump sum immediately upon termination or resignation, as the case may be; (ii) a pro rata bonus earned for the then-current year and (iii) all of the benefits that the Company customarily provides its employees for a period of six (6) months following such termination or resignation, as the case may be.
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

Cornelia Outten
The Company is a party to an employment letter dated January 29, 2008 with its Vice President of Strategic Development, Cornelia Outten. The employment letter provides that Ms. Outten (i) will be paid $185,000 annually beginning on the date of the employment letter (Ms. Outten’s current salary is $195,700); (ii) is eligible for a bonus of up to 50% of her annual salary based on the achievement of goals approved by the Board of Directors; (iii) shall receive a one-time payment of up to $35,000 to cover relocation expenses plus Company-paid travel of up to six (6) flights to and from Dallas to San Diego during such relocation; and (iv) is eligible to participate in the Company’s standard benefit package. Ms. Outten also received a grant of 45,000 stock options in connection with the commencement of her employment with the Company which vests annually over 4 years beginning on the first anniversary of the employment letter.
Rost Ginevich
The Company is a party to an employment letter dated March 6, 2008 with its Chief Information Officer, Rost Ginevich. The employment letter provides that Mr. Ginevich (i) will be paid $175,000 annually beginning on the date of the employment letter (Mr. Ginevich’s current salary is $185,640); (ii) is eligible for a bonus of up to 50% of his annual salary based on the achievement of goals approved by the Board of Directors; and (iii) is eligible to participate in the Company’s standard benefit package. Mr. Ginevich also received a grant of 36,666 stock options in connection with the commencement of his employment with the Company which vests 25% on the first anniversary of the employment letter and the balance vesting monthly over the following 36 months. The employment letter also provides that, in the event that Mr. Ginevich is terminated as a result of a “Change of Control” of the Company, he shall be entitled to receive, within thirty (30) days following such termination, (i) a lump sum payment from the Company equal to three (3) months of compensation; (ii) a pro rata bonus earned for the then-current year; (iii) all of the benefits that the Company customarily provides its employees for a period of three (3) months following such termination; and (iv) immediate vesting of 100% of the stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of American CareSource Holdings’ common stock as of April 4, 2013, (i) by each person American CareSource Holdings knows to be the beneficial owner of 5% or more of the outstanding shares of common stock of American CareSource Holdings, (ii) the current Chief Executive Officer and each other Named Executive Officer listed in the Summary Compensation Table above, (iii) each director of American CareSource Holdings and (iv) all executive officers and directors of American CareSource Holdings as a group. As of April 4, 2013, there were outstanding 5,706,443 shares of common stock, warrants to purchase 44,444 shares of common stock, stock options exercisable to purchase 531,183 shares of common stock, and restricted stock units convertible into 1,375 shares of common stock.
Unless otherwise noted, the business address of all the individuals and entities named in this table is c/o American CareSource Holdings, Inc., 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, Texas 75240.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Owned

John Pappajohn (2)	1,727,583	30.14%
Principal Life Insurance Company (3)	563,688	9.88%
711 High Street
Des Moines, Iowa 50392
Derace L. Schaffer (4)	352,194	6.14%
Edward B. Berger (6)	137,331	2.36%
Kenneth S. George (7)	139,790	2.42%
M. Cornelia Outten (8)	91,977	1.59%
Matthew P. Kinley (15)	67,307	1.18%
Rost A. Ginevich (9)	58,767	*
Matthew D. Thompson (10)	43,402	*
John N. Hatsopoulos (12)	24,427	*
William J. Simpson, Jr. (13)	49,038	*
Elizabeth A. Smith (16)	31,816	*
Sami Abbasi (14)	11,094	*
Richard W. Turner (11)	1,100	*
All Executive Officers and Directors as a Group (13 persons) (18)	2,735,826	44.02%
* Represents less than 1% of the shares outstanding

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, such that the number of shares beneficially owned is deemed to include shares of the Company’s common stock as to which the beneficial owner has or shares either voting or investment power. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him or her. As provided by Rule 13d-3, each such person’s percentage ownership is determined by assuming that the options, warrants or convertible securities that are held by such person and which are exercisable or convertible within 60 days of April 4, 2013, have been exercised or converted, as the case may be. For purposes of the beneficial ownership table and the accompanying footnotes, the Company deems the shares underlying restricted stock units (RSUs) to be beneficially owned by a stockholder only if the RSUs have vested or will vest within 60 days of April 4, 2013, despite the fact that delivery of such shares generally does not occur until a later time.

(2)
Includes 1,701,754 shares of American CareSource Holdings’ outstanding common stock beneficially owned by Mr. Pappajohn. Also includes 25,614 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013. The number of shares included in the table above does not include 5,000 shares owned by Mr. Pappajohn’s wife and 5,000 shares owned by Thebes, Ltd (an entity solely owned by Mr. Pappajohn’s wife), with respect to which Mr. Pappajohn does not have voting or investment power.

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

(4)
Includes 25,614 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(5)	Intentionally omitted.

(6)
Includes 105,729 shares of American CareSource Holdings’ common stock beneficially owned by Mr. Berger, of which 75,967 shares are owned by Mr. Berger directly and 29,762 shares are owned by Tucson Traditions LLC (an entity in which Mr. Berger has a 33-1/3% ownership interest). Also includes 101,869 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(7)
Includes 68,571 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(8)
Includes 76,998 shares of the Company’s common stock issuable upon the exercise of options and 100 shares of common stock underlying restricted stock units that have or will have vested within 60 days of April 4, 2013.

(9)
Includes 148,875 shares of the Company’s common stock issuable upon the exercise of options and 1,197 shares of common stock underlying restricted stock units that have or will have vested within 60 days of April 4, 2013.

(10)
Includes 82,000 shares of the Company’s common stock issuable upon the exercise of options but does not include 1,482 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(11)
Dr. Turner was appointed to the Company’s Board of Directors in June 2011. Includes 1,333 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013).

(12)
Includes 68,667 shares of the Company’s common stock issuable upon the exercise of options but does not include 1,317 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(13)	Includes 46,038 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013).

(14)
Includes 28,667 shares of the Company’s common stock issuable upon the exercise of options but does not include 1,317 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(15)	Includes 28,950 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013.)

(16)	Includes 69,606 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013.)

(17)
Includes 1,336,879 shares of the Company’s common stock issuable upon the exercise of options but does not include 12,593 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

Item 13. Certain Relationships and Related Transactions

Other than the following transactions and other as disclosed pursuant to Item 402 of Regulation S-K in the sections “Director Compensation” and “Executives and Executive Compensation” above, no reportable transactions as described in Item 404(a) of Regulation S-K took place in the years ended December 31, 2012 and December 31, 2011.
During 2011 and 2012, the Company provided Principal Life Insurance Company (“Principal”), a beneficial holder of more than 5% of our outstanding common stock, access to its network of ancillary services providers in the normal course of its business pursuant to an agreement between the Company and Principal. The Company generated revenue under the contract of approximately $49,000 in 2012 and $2.6 million in 2011.

Item 14. Principal Accountant Fees and Services

Relationship with Independent Registered Public Accounting Firm
Audit services performed by McGladrey LLP for the fiscal years 2012 and 2011, respectively, consisted of the audit of American CareSource Holdings’ financial statements as of and for the years ended December 31, 2012 and 2011, services related to filings with the SEC, audits, quarterly reviews and tax services.
Audit Fees
For fiscal year 2012, the Company incurred $154,900 in aggregate audit fees from McGladrey LLP for professional services rendered in connection with: (i) the audit of American CareSource Holdings’ annual financial statements for the year ended December 31, 2012; (ii) the review of American CareSource Holdings’ quarterly financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012; and (iii) the review of reports filed with the SEC by American CareSource Holdings during the period reported. For fiscal year 2011, the Company incurred $164,000 in aggregate audit fees from McGladrey LLP for professional services rendered in connection with: (i) the audit of American CareSource Holdings’ annual financial statements for the year ended December 31, 2011; (ii) the review of American CareSource Holdings’ quarterly financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) the review of reports filed with the SEC by American CareSource Holdings during the period reported.
Audit-Related Fees
For fiscal year 2012, the Company incurred no aggregate audit-related fees from McGladrey LLP. For fiscal year 2011, the Company incurred $2,200 in aggregate audit-related fees from McGladrey LLP. Audit-related fees consist of accounting consultations concerning financial accounting and reporting matters, and amounts related to private placements and filing of registration statements and amendments to registration statements with the SEC.
Tax Fees
For fiscal year 2012, the Company incurred $9,885 in aggregate fees from RSM McGladrey, Inc., an entity associated with McGladrey LLP, for professional services rendered related to the taxes of American CareSource Holdings for the year ended December 31, 2012 and IRS examination assistance, as compared to $25,490 for the year ended December 31, 2011. Tax fees consist of tax compliance, tax consultations and tax return preparation.
All Other Fees
For fiscal years 2012 and 2011, the Company incurred no other fees from McGladrey LLP or RSM McGladrey, Inc.
The Audit Committee considers at least annually whether the provision of non-audit services by McGladrey LLP is compatible with maintaining auditor independence.
Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval must be detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. All audit and permissible non-audit services provided by McGladrey LLP and RSM McGladrey, Inc. to American CareSource Holdings for the fiscal years ended 2012 and 2011 were approved by the Audit Committee.

Item 15.                  Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)    Financial Statements

The following financial statements are set forth in Item 8 hereof:

Document

Report of Independent Registered Public Accounting Firm*

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011*
Consolidated Balance Sheets as of December 31, 2012 and 2011*
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011*
Notes to Consolidated Financial Statements
* Previously filed with the Annual Report filed with the SEC on March 4, 2013, which is being amended hereby.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

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

10.19A (14) ***
Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc.

10.20(9), *	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson

10.21(10), ***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009.

10.22(11), *	Letter Agreement dated December 24, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson

10.24(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and William J. Simpson, Jr.

10.25(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and Matthew D. Thompson

14.1(7)	Code of Ethics

21.1(12)	Subsidiaries

23.1 (14)	Consent of McGladrey LLP

31.1 (14)	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (14)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (14)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)	Intentionally omitted.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2008 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2009 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q/A filed July 8, 2011 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March, 26, 2010 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 18, 2011 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed on November 9, 2012 and incorporated herein by reference.

(14)	Previously filed with our Form 10-K filed on March 4, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2013	AMERICAN CARESOURCE HOLDINGS, INC.

	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

No.	Description
31.3	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.4	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).