Form 10-K/A
period 2012-12-31
American Caresource Holdings, Inc.
filed 2013-05-01
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of American CareSource Holdings, Inc. (the “Company,” the “Registrant,” “ACS,” “we,” “us” or “our”) for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 4, 2013 (the “Original 10-K”), and as amended on April 30, 2013 ("Amendment No. 1"), is being filed for the purposes of:

(i) correcting certain typographical errors contained in Amendment No. 1, which amendment had included the information required by Part III (Items 10-14) of Form 10-K.

As a result, Part III, Items 10-14 of the Company's Original 10-K and of Amendment No. 1 are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated May 1, 2013.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K or Amendment No. 1, and such disclosure in, or exhibits to, the Original 10-K and Amendment No. 1 remain unchanged and speak as of the date of the original filing or such amendment.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

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
401(k) Profit Sharing Plan
Since August 1, 2007, the Company has offered a 401(k) Profit Sharing Plan to its employees. All full-time, permanent employees are eligible to participate in the 401(k) Profit Sharing Plan. During the year ended December 31, 2012, the Company contributed approximately $107,000 to the 401(k) Profit Sharing Plan. The Company’s executive officers are eligible to participate in the 401(k) Profit Sharing Plan on the same basis as its other employees. Commencing in April 2008, the Company matched contributions to the account of each participating employee equal to 50% of the first 4% of salary contributed by an employee to his or her 401(k) account during a plan year. Beginning in 2009, the Company commenced matching 100% of the first 1% and 50% of the next 5% of salary contributed by each employee.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Owned

John Pappajohn (2)	1,727,583	30.14%
Principal Life Insurance Company (3)	563,688	9.88%
711 High Street
Des Moines, Iowa 50392
Derace L. Schaffer (4)	352,194	6.14%
Timothy John Stabosz (17)	286,519	5.02%
Edward B. Berger (6)	137,331	2.36%
Kenneth S. George (7)	139,790	2.42%
M. Cornelia Outten (8)	91,977	1.59%
Matthew P. Kinley (15)	67,307	1.18%
Rost A. Ginevich (9)	58,767	1.02%
Matthew D. Thompson (10)	43,402	*
John N. Hatsopoulos (12)	24,427	*
William J. Simpson, Jr. (13)	49,038	*
Elizabeth A. Smith (16)	31,816	*
Sami Abbasi (14)	11,094	*
Richard W. Turner (11)	1,100	*
All Executive Officers and Directors as a Group (13 persons) (18)	2,735,826	43.99%
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

(3)
All information regarding Principal Life Insurance Company (“PLIC”) is based on information disclosed in a Statement on Schedule 13G (the “Principal Life 13G”) filed with the SEC on January 30, 2013. The Principal Life 13G states that, by virtue of its ultimate ownership and control of PLIC, Principal Financial Group, Inc. (PFG) may be deemed to be the indirect beneficial owner of such shares within the meaning of Rule 13d-3(a) under the Securities Exchange Act of 1934, as amended. As such, voting and investment power over the shares listed above is shared between PLIC and PFG. The address for both PLIC and PFG is 711 High Street, Des Moines, IA 50392-0088.

(4)
Includes 25,614 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(5)	Intentionally omitted.

(6)
Includes 35,243 shares of American CareSource Holdings’ common stock beneficially owned by Mr. Berger, of which 25,322 shares are owned by Mr. Berger directly and 9,921 shares are owned by Tucson Traditions LLC (an entity in which Mr. Berger has a 33-1/3% ownership interest). Mr. Berger disclaims beneficial ownership of the securities held by Tucson Traditions LLC except to the extent of his pecuniary interest therein. Also includes 101,869 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

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

(9)	Includes 55,714 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013).

(10)
Includes 32,665 shares of the Company’s common stock issuable upon the exercise of options but does not include 247 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(11)
Dr. Turner was appointed to the Company’s Board of Directors in June 2011. Includes 1,100 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013).

(12)
Includes 23,536 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(13)	Includes 46,038 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013).

(14)
Includes 10,203 shares of the Company’s common stock issuable upon the exercise of options but does not include 220 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

(15)	Includes 10,307 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013.)

(16)	Includes 31,816 shares of the Company’s common stock issuable upon the exercise of options (which are exercisable within 60 days of April 4, 2013.)

(17)
All information regarding Mr. Stabosz is based on information disclosed in a Statement on Schedule 13G filed with the SEC on March 30, 2013. Mr. Stabosz's address is 1307 Monroe Street, LaPorte, IN 46350.

(18)
Includes 510,045 shares of the Company’s common stock issuable upon the exercise of options but does not include 1,667 shares of common stock underlying unvested restricted stock units that will not vest within 60 days of April 4, 2013.

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

10.20(9), *	Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson

10.21(10), ***	Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009.

10.22(11), *	Letter Agreement dated December 24, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson

10.24(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and William J. Simpson, Jr.

10.25(12),*	Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and Matthew D. Thompson

14.1(7)	Code of Ethics

21.1(12)	Subsidiaries

23.1 (14)	Consent of McGladrey LLP

31.1 (14)	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (14)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 (15)	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 (15)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (14)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)	Intentionally omitted.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2008 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed March 31, 2006 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-QSB filed August 11, 2006 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 31, 2009 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q/A filed July 8, 2011 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March, 26, 2010 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed March 18, 2011 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed on November 9, 2012 and incorporated herein by reference.

(14)	Previously filed with our Form 10-K filed on March 4, 2013.

(15)	Previously filed with our Form 10-K/A filed on April 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2013	AMERICAN CARESOURCE HOLDINGS, INC.

	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

No.	Description
31.5	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.6	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).