Form 10-Q
period 2013-03-31
American Caresource Holdings, Inc.
filed 2013-05-10
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on May 6, 2013 was 5,706,443.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Net revenues	$7,605	$9,401
Cost of revenues:
Provider payments	5,816	6,795
Administrative fees	330	464
Claims administration and provider development	688	852
Total cost of revenues	6,834	8,111

Contribution margin	771	1,290

Selling, general and administrative expenses	1,704	1,622
Depreciation and amortization	211	219
Total operating expenses	1,915	1,841

Loss before income taxes	(1,144)	(551)
Income tax provision	7	7
Net loss	$(1,151)	$(558)

Loss per basic and diluted common share	$(0.20)	$(0.10)

Basic and diluted weighted average common shares outstanding	5,711	5,696

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,850	$10,705
Accounts receivable, net	2,804	2,432
Prepaid expenses and other current assets	294	290
Deferred income taxes	6	6
Total current assets	11,954	13,433

Property and equipment, net	1,577	1,593

Other assets:
Deferred income taxes	221	222
Other non-current assets	16	16
Intangible assets, net	736	768
	$14,504	$16,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$2,673	$3,100
Accounts payable and accrued liabilities	1,316	1,343
Total current liabilities	3,989	4,443

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,706 shares issued and outstanding in 2013 and 2012	57	57
Additional paid-in capital	22,922	22,845
Accumulated deficit	(12,464)	(11,313)
Total stockholders' equity	10,515	11,589
	$14,504	$16,032

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	5,706	$57	$22,845	$(11,313)	$11,589
Net loss	—	—	—	(1,151)	(1,151)
Stock-based compensation expense	—	—	77	—	77
Balance at March 31, 2013	5,706	$57	$22,922	$(12,464)	$10,515

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,151)	$(558)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Non-cash stock-based compensation expense	77	131
Depreciation and amortization	211	219
Amortization of long-term client agreement	—	62
Deferred income taxes	1	1
Changes in operating assets and liabilities:
Accounts receivable	(372)	725
Prepaid expenses and other assets	(4)	52
Accounts payable and accrued liabilities	(27)	226
Due to service providers	(427)	(519)
Net cash provided by (used in) operating activities	(1,692)	339

Cash flows from investing activities:
Investment in software development costs	(154)	(77)
Additions to property and equipment	(9)	(86)
Net cash used in investing activities	(163)	(163)

Cash flows from financing activities:
Payment of income tax withholdings on net exercise of equity incentives	—	(8)
Net cash used in financing activities	—	(8)

Net increase (decrease) in cash and cash equivalents	(1,855)	168
Cash and cash equivalents at beginning of period	10,705	11,315

Cash and cash equivalents at end of period	$8,850	$11,483

Supplemental cash flow information:
Cash paid for taxes	$13	$—

Supplemental non-cash operating and financing activity:
Accrued bonus paid with equity incentives	$—	$23

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2013 and December 31, 2012 and operating results are for the three months ended March 31, 2013 and 2012, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Certain prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 4, 2013.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three months ended March 31, 2013, its net revenues would have been approximately $1.8 million. For the three months ended March 31, 2012, its net revenues would have been approximately $2.6 million.

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

During the three months ended March 31, 2013 and 2012, two of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	As of March 31, 2013	Three months ended March 31, 2013		As of March 31, 2012	Three months ended March 31, 2012
	Accounts Receivable	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue
Material Client Relationship	$951	$2,357	31%	$1,211	$2,903	31%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	41	304	4	369	1,024	11
All Others	2,002	4,985	66	2,388	5,524	59
Allowance for Uncollectable Receivables/Provision for refunds	(190)	(41)	(1)	(376)	(50)	(1)
	$2,804	$7,605	100%	$3,592	$9,401	100%

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

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. The amount paid to stockholders was less than $1,000. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had 5,706,443 shares of common stock issued and outstanding as of March 31, 2013.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

4. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three months ended March 31, 2013, options to purchase approximately 774,000 shares of common stock, warrants to purchase 44,400 shares of common stock and approximately 3,100 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three months ended March 31, 2013, the Company capitalized approximately $154,000. During the three months ended March 31, 2012, the Company capitalized approximately $77,000.

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

On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrants initially granted now cover 44,444 shares to be purchased at an exercise price of $1.50, 22,222 of which vested immediately, and the remaining 22,222 shares vesting upon the achievement of certain revenue targets. The number of shares underlying warrants to be issued under the agreement in the future was reduced to 88,889 shares (issued in 44,444 increments) based upon the achievement of additional defined agreed upon revenue targets. During the first quarter of 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 22,222 shares.

We did not recognize compensation costs during the three months ended March 31, 2013. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

Shares of common stock and exercise price have been restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012.

7. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. No material event occurred subsequent to March 31, 2013.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words and discuss the Company’s plans, objectives and expectations for future operations, including its services, contain projections of the Company’s future operating results or financial condition, and discuss its expectations with respect to the growth in healthcare costs in the United States, the demand for ancillary benefits management services, and the Company’s competitive advantages, or contain other “forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, the Company's ability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition from major carriers, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2012 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2013 and its financial condition at March 31, 2013.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In addition, under the medical loss ratio ("MLR") regulations included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve healthcare quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins. See "Recent and pending healthcare reforms could materially adversely affect our revenues, financial position and our results of operations" under "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We have experienced significant revenue declines over the past three years, primarily related to the declines in the business of our two largest clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry generally, the economy, industry consolidation, change in strategic direction and for other reasons, revenue from each of our two largest clients continued to decline resulting in year-over-year quarterly declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to 39% in 2012), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past four years, despite our new business development efforts. We expect revenue from one of these clients to discontinue during 2013 and, although we have entered into a new agreement with the other, the agreement does not provide for any minimum level of volume, and we cannot be certain of any level of continued revenue from such relationship. During the period from 2008 to 2012 (excluding the addition of any entities affiliated with either of our two largest clients), we added 34 new clients, which contributed $20.4 million of gross revenue in 2012. Those clients generated $5.0 million of gross revenue in the first quarter of 2013 compared to $5.5 million in the first quarter of 2012.

The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In addition, we believe that our network has application in areas outside of commercial group health market, where it has traditionally been utilized. In 2013, as mentioned, we anticipate adding new client relationships, but do not believe that the revenue from those accounts will offset the losses from our two significant client relationships and declines from our other legacy accounts. We will continue to focus on strategic initiatives that will synergistically grow our revenue base, while controlling non-variable costs consistent with our existing revenue streams. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two largest clients, we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth a comparison of our results of operations for the following periods presented (certain prior year amounts have been reclassified for comparability purposes):

	First Quarter
			Change
	2013	2012	$	%
Net revenue	$7,605	$9,401	$(1,796)	(19.1)%

Variable costs:
Provider payments	5,816	6,795	979	14.4
Administrative fees	330	464	134	28.9
Total variable costs	6,146	7,259	1,113	15.3
Percent of net revenue	80.8%	77.2%

Variable flowthrough	1,459	2,142	(683)	(31.9)
Variable margin	19.2%	22.8%

Non-variable costs:
Claims administration	534	604	70	11.6
Provider development	154	248	94	37.9
Sales & marketing	573	595	22	3.7
Finance & administration	1,131	1,027	(104)	(10.1)
Total non-variable costs	2,392	2,474	82	3.3
Percent of net revenue	31.5%	26.3%

Loss before depreciation, amortization, and income taxes	(933)	(332)	(601)	(181.0)
Percent of net revenue	(12.3)%	(3.5)%

Depreciation and amortization	211	219	8	3.7
Income tax provision	7	7	—	—
Net loss	$(1,151)	$(558)	$(593)	(106.3)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three months ended March 31, 2013 and 2012.

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

There can be variations in revenue from period-to-period due to the demand for various ancillary service specialties by our clients' members. The variations can impact revenue, revenue per claim, collectibility and margins after payments made to the ancillary service providers. While we focus on attaining the most advantageous contractual rates possible with our clients and ancillary service providers, we have minimal control over the mix of ancillary service specialties billed and the ancillary service providers that are utilized.

The following table set forth a comparison of our net revenues and billed claims for the following periods presented ended March 31, (in thousands):

	Net Revenue				Billed Claims Volume
	First Quarter		Change		First Quarter		Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$2,357	$2,903	$(546)	(19)%	6	11	(5)	(45)%
MultiPlan, Inc. (formerly Viant, Inc.)	304	1,024	(720)	(70)	1	5	(4)	(80)
Other legacy clients	1,946	1,700	246	14	11	13	(2)	(15)
Sub-total	4,607	5,627	(1,020)	(18)	18	29	(11)	(38)

Clients implemented in 2010 - 2013	3,039	3,824	(785)	(21)	13	15	(2)	(13)

Total gross revenue	$7,646	$9,451	$(1,805)	(19)%	31	44	(13)	(30)%
Provision for refunds	(41)	(50)	9	(18)	—	—	—	nm
Net Revenue	$7,605	$9,401	$(1,796)	(19)%	31	44	(13)	(30)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended March 31, (in thousands):

	First Quarter
			Change
(in thousands)	2013	2012	Claims	%
Processed	39	55	(16)	(29)%
Billed	31	44	(13)	(30)

Following is a discussion of the changes in net revenue generated by significant client/client groupings for the three months ended March 31, 2013 as compared to the same period in 2012:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the three months ended March 31, 2013 is due to, among others, the following factors:

•	The client continues to suffer attrition in its client base, as it continues to re-focus its business strategy resulting in declines in claims volume.

•
The client lost a significant employer group which accounted for approximately $314,000 of revenue to us during the three months ended March 31, 2012. No revenue from the client was generated during the three months ended March 31, 2013.

•
Laboratory service claims generated from the client declined 81% for the three months ended March 31, 2013. The declines in claim count resulted in estimated declines in revenue of approximately $114,000 for the first quarter of 2013.

•
Under our new agreement executed on December 31, 2012, the client has more flexibility to utilize ancillary care providers with which it is directly contracted or that are accessible through other provider networks.

The performance of the client account during the remainder of 2013 will be affected by attrition in its own client base, its internal strategic initiatives and the actual utilization of our network of ancillary healthcare providers over other networks the client has access to. Despite the new agreement the Company and this client entered into on December 31, 2012, we cannot be certain of any level of continued volume from this client.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan moved its payors and employer groups to its existing networks. While we did not receive a formal termination notice from MultiPlan, the transition was completed as of December 31, 2012. The expectation is that all claims volume and related revenue from the client will discontinue in 2013. Thus, we will recognize revenue only to the extent of cash collections on outstanding claims.

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

For the three months ended March 31, 2013, revenue for this client group increased 14%, or $246,000, as a result of a shift in the mix of ancillary specialties billed, which impacted three of our clients within this group. Two of the three clients experienced a substantial increase in billings, and related revenue, for specialty services billed, when compared to the same prior year period. This increase was partially offset by a third client account, which experienced a decrease in billings for specialty services that historically carry higher collection rates. A change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us.

The 15% decline in billed claims volume for this client group for the three months ended March 31, 2013 is primarily attributable to a client, which has suffered, and continues to suffer, attrition within its own client base. The decline in this client's billed claims volume was primarily comprised of claims billed for laboratory services, which generate lower revenue per claim relative to other specialties.

While there are limited opportunities for growth in these accounts, revenue is impacted most significantly by the mix of specialties utilized and those specialties' associated collection rates, and the clients' ability to maintain its own book of business.

Clients implemented in 2010 - 2013

The 13 clients implemented in 2010 consist of 12 TPAs and one PPO, and are the results of the initial stages of our focus on TPAs and direct payors. The accounts generated approximately $5.9, $11.9, and $12.4 million of annual revenue in 2010, 2011 and 2012, respectively. Through our account management group, we work with these clients to determine ways in which we can bring value to the relationships and to add our network to incremental employer groups in order to maximize our revenue opportunity.

The 13% decline in billed claims volume for this client group for the three months ended March 31, 2013 is attributable to a decline in volume from our only PPO client within this group and a shift in specialty billed mix, which impacted several of our other clients within this group. While our account management group is working closely with the PPO client to ensure they are receiving the maximum benefit from our network of ancillary healthcare service providers, a change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us.

During the three months ended March 31, 2013, revenue for this client group, as a whole, decreased 21%, or $785,000, as compared to the same prior year period. The decrease in revenue for this client group during the three months ended March 31, 2013 is due to, among others, the following factors:

•
A shift in specialty billed mix, mentioned above, impacted several of the clients we implemented in 2010. When compared to the first quarter of 2012, we experienced significantly less billings and related revenue for specialties such as dialysis, durable medical equipment, surgery center and lab for these two clients; and

•	Our only PPO client within this group, continues to utilize a direct contract with a national laboratory services provider as an alternative to our laboratory services offering.

We continue our strategy to pursue TPAs and direct payors. The following table details the change in revenue generated from different client types (includes all Company clients) for the periods ended March 31,:

	First Quarter
	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	25	$4,194	54.8%	25	$4,697	49.7%	$(503)	(11)%
PPOs	11	2,711	35.5	11	4,049	42.8	(1,338)	(33)
Direct/Insurance Companies	3	668	8.7	3	705	7.5	(37)	(5)
Other	2	73	1.0	—	—	—	73	nm
Gross revenue, before provision for refunds		$7,646	100.0%		$9,451	100.0%	$(1,805)	(19)%
* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $201,000 and $352,000 in both 2012 and 2011.

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

The following table sets forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended March 31,:

	First Quarter
					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$5,816	76.5%	$6,795	72.3%	$(979)	(14)%
Administrative fees	330	4.3	464	4.9	(134)	(29)
Total variable costs	$6,146	80.8%	$7,259	77.2%	$(1,113)	(15)%

Provider payments

The 14% decrease in provider payments for the first quarter is consistent with the decline in revenue as discussed above. The increase in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted from those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.3% and 4.9% for the three months ended March 31, 2013 and 2012. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 58% of our non-variable cost structure during the three months ended March 31, 2013. Our headcount of full-time employees ("FTE's") was 52 and 54 at March 31, 2013 and 2012, respectively.

In the fourth quarter of 2012, two key departments were created: strategic development (classified as sales and marketing) and performance management (classified as finance and administration). Both groups were staffed solely from existing headcount. The prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation. In addition, the Company continually monitors and adjusts the alignment of the organizational structure in an effort to optimize performance and maximize output.

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

The 12% decrease in costs related to the claims administration function is partially due to a decrease in consulting costs of $23,000 in the first quarter of 2013 as compared to the first quarter of 2012. Additionally, within the information technology group, two positions were open for the last half of the quarter. These positions will be filled during the second quarter of 2013.

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

The 38% decrease in costs related to the provider development function during the three months ended March 31, 2013 as compared to the same prior year period is a result of headcount reduction through natural attrition and lower overall benefit costs.

Sales and Marketing

Our sales and marketing function consists of our sales and account management groups, as well as the strategic development group. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The strategic development group is responsible for executing the strategic objectives as dictated by the Board of Directors and executive management. There was a 4% decrease in costs related to sales and marketing during the three months ended March 31, 2013 as compared to the same prior year period.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting, and performance measurement as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

The 10% increase in the finance and administration function for the three months ended March 31, 2013 as compared to the same prior year period is primarily due to an increase in professional fees. Consistent with our strategic initiatives, which commenced in the second quarter of 2012, we spent an additional $178,000 in professional fees in the first quarter of 2013 as compared to the first quarter of 2012. However, this increase was partially offset by a reduction in personnel costs and lower bank service fees. In addition, a restructuring charge of $43,000 was incurred in the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the period presented ending March 31,:

	First Quarter
			Change
($ in thousands)	2013	2012	$	%
Sales and marketing	$573	$595	$22	4%
Finance and administration	1,131	1,027	(104)	(10)
Selling, general and administrative expenses	$1,704	$1,622	$(82)	(5)%
Percentage of total net revenues	22.4%	17.3%

SG&A expenses as a percentage of total net revenues increased during the three months ended March 31, 2013 compared to the same prior year period, due primarily to the decline in net revenues compared to the same prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, the resulting contribution margins, potential impairment of intangible assets and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2013 the Company had working capital of $8.0 million compared to $9.0 million at December 31, 2012.  Our cash and cash equivalents balance decreased to $8.9 million as of March 31, 2013 compared to $10.7 million at December 31, 2012. We continued to experience a decline in claims volume and resulting revenue, resulting in a net loss during the three months ended March 31, 2013, which expended cash despite our cost containment measures. Additionally, the decline in our cash balance is also attributable to the timing of payments to providers during January 2013 related to cash received from payors in December 2012. The payments made totaled $1.2 million. The table below reconciles the loss before income taxes to the net decrease in cash for the three months ended March 31, 2013.

Three months ended March 31, 2013
Loss before income taxes	$(1,144)
Depreciation and amortization	211
Non-cash stock-based compensation expense	77
Capital expenditures (primarily software development costs)	(163)
Other working capital changes	(836)
Decrease in cash for the three months ended March 31, 2013	$(1,855)

We believe our current cash balance of $8.9 million as of March 31, 2013 will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future, but our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. However, we will need to increase our client base significantly or identify alternative business opportunities in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. However, as a result of the tightening in the credit markets, low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets, there cannot be assurances that, if necessary, we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of March 31, 2013.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended March 31, 2013.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of March 31, 2013 or 2012 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to the disclosed by us  in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  Our management, with the participation of our principal executive officer and principal financial officer, has concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We have experienced declining revenue over the past three years primarily as a result of the decline in business from its two largest clients. Although we continue to seek new clients and to expand our product offerings, we expect that our revenues will continue to decline over the next several quarters while we explore various options to offset revenue declines and return to profitability. As losses continue, our available cash will continue to decline.

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2012 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit 3.1	Certificate of Incorporation, as amended
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	May 10, 2013	By:	/s/ William J. Simpson, Jr.
William J. Simpson, Jr.
President and Chief Operating Officer (Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)