Form 10-Q
period 2013-06-30
American Caresource Holdings, Inc.
filed 2013-08-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 8, 2013 was 5,711,854.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$6,443	$8,215	$14,048	$17,616
Cost of revenues:
Provider payments	4,912	6,078	10,728	12,873
Administrative fees	258	364	588	828
Claims administration and provider development	678	725	1,366	1,577
Total cost of revenues	5,848	7,167	12,682	15,278

Contribution margin	595	1,048	1,366	2,338

Selling, general and administrative expenses	1,888	1,639	3,592	3,261
Depreciation and amortization	212	221	423	440
Total operating expenses	2,100	1,860	4,015	3,701

Loss before income taxes	(1,505)	(812)	(2,649)	(1,363)
Income tax provision	4	17	11	24
Net loss	$(1,509)	$(829)	$(2,660)	$(1,387)

Loss per basic and diluted common share	$(0.26)	$(0.15)	$(0.47)	$(0.24)

Basic and diluted weighted average common shares outstanding	5,712	5,710	5,711	5,703

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,838	$10,705
Accounts receivable, net	2,615	2,432
Prepaid expenses and other current assets	394	290
Deferred income taxes	6	6
Total current assets	10,853	13,433

Property and equipment, net	1,421	1,593

Other assets:
Deferred income taxes	221	222
Other non-current assets	16	16
Intangible assets, net	704	768
	$13,215	$16,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$2,513	$3,100
Accounts payable and accrued liabilities	1,615	1,343
Total current liabilities	4,128	4,443

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,711 and 5,706 shares issued and outstanding in 2013 and 2012, respectively.	57	57
Additional paid-in capital	23,003	22,845
Accumulated deficit	(13,973)	(11,313)
Total stockholders' equity	9,087	11,589
	$13,215	$16,032

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	5,706	$57	$22,845	$(11,313)	$11,589
Net loss	—	—	—	(2,660)	(2,660)
Stock-based compensation expense	—	—	153	—	153
Issuance of common stock as equity incentive awards, net of tax withholdings	5	—	5	—	5
Balance at June 30, 2013	5,711	$57	$23,003	$(13,973)	$9,087

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,660)	$(1,387)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	153	252
Depreciation and amortization	423	440
Amortization of long-term client agreement	—	125
Deferred income taxes	1	3
Changes in operating assets and liabilities:
Accounts receivable	(183)	979
Prepaid expenses and other assets	(104)	(69)
Accounts payable and accrued liabilities	272	(181)
Due to service providers	(587)	(629)
Net cash used in operating activities	(2,685)	(467)

Cash flows from investing activities:
Investment in software development costs	(176)	(138)
Additions to property and equipment	(11)	(97)
Net cash used in investing activities	(187)	(235)

Cash flows from financing activities:
Proceeds from exercise of equity incentives	5	—
Payment of income tax withholdings on net exercise of equity incentives	—	(8)
Net cash provided by (used in) financing activities	5	(8)

Net decrease in cash and cash equivalents	(2,867)	(710)
Cash and cash equivalents at beginning of period	10,705	11,315

Cash and cash equivalents at end of period	$7,838	$10,605

Supplemental cash flow information:
Cash paid for taxes	$63	$45

Supplemental non-cash operating and financing activity:
Accrued bonus paid with equity incentives	$—	$23

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2013 and December 31, 2012 and operating results are for the three and six months ended June 30, 2013 and 2012, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Certain prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 4, 2013.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2013, its net revenues would have been approximately $1.5 million and $3.3 million. For the three and six months ended June 30, 2012, its net revenues would have been approximately $2.1 million and $4.7 million.

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

During the three and six months ended June 30, 2013 and 2012, three of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2013					Periods ended June 30, 2012
	As of June 30, 2013	Three Months		Six Months		As of June 30, 2012	Three Months		Six Months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Material Client Relationship	$443	$1,438	22%	$3,795	27%	$1,366	$3,050	37%	$5,953	34%
HealthMarkets, Inc.	179	881	14	1,537	11	161	633	8	1,283	7
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	348	375	6	679	5	154	682	8	1,706	10
All Others	1,906	3,815	59	8,144	58	1,964	3,911	48	8,784	50
Allowance for Uncollectable Receivables/Provision for refunds	(261)	(66)	(1)	(107)	(1)	(307)	(61)	(1)	(110)	(1)
	$2,615	$6,443	100%	$14,048	100%	$3,338	$8,215	100%	17,616	100%

3. Reverse Stock Split

On August 31, 2012 the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), to effect a 1-for-3 reverse stock split (“reverse split”) of its common stock, par value $0.01 per share (the “Common Stock”), effective September 4, 2012 (the “Effective Day”). Because the Amendment did not result in a reduction in the number of authorized shares of Common Stock, its effect was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding. In addition, the par value per share of Common Stock remained $0.01, thus Common Stock and Additional Paid-In Capital were adjusted $114,000 to reflect the reverse split on the consolidated balance sheet.

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

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. The amount paid to stockholders was less than $1,000. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had approximately 5,711,000 shares of common stock issued and outstanding as of June 30, 2013.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

4. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For the three and six months ended June 30, 2013, options to purchase approximately 700,000 shares of common stock, warrants to purchase 44,400 shares of common stock and approximately 49,000 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three and six months ended June 30, 2013, the Company capitalized approximately $22,000 and $176,000, respectively. During the three and six months ended June 30, 2012, the Company capitalized approximately $61,000 and $138,000, respectively.

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

We did not recognize compensation costs during the three and six months ended June 30, 2013. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

Shares of common stock and exercise price have been restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012.

7. Severance Charges

At the Company's annual meeting of shareholders in May, the Company's shareholders reduced the Board of Directors from nine to five directors. Richard W. Turner, Ph.D., was appointed Chairman of the Board to lead the reconstituted Board consisting of four existing directors and one new director. Additionally, the Board appointed Matthew D. Thompson Acting Chief Operating Officer of the Company, replacing William J. Simpson, Jr. in that role. In addition to his duties as Acting Chief Operating Officer, Mr. Thompson continues to serve as the Company's Chief Financial Officer. The Board furthermore appointed Laura L. Little to the position of Vice President of Finance and Principal Accounting Officer. Ms. Little has been with the Company since December 2009.

On June 3, 2013, the Board of Directors accepted the resignation of Rost A. Ginevich from his position with the Company as Chief Information Officer and appointed James A. Honn to this position. In connection with his resignation, Mr. Ginevich entered into a severance agreement and general release with the Company, effective June 14, 2013. Under the agreement, Mr. Ginevich will receive, in addition to any base compensation owed and earned but unused vacation pay, severance payments over a three month period that in the aggregate equal three months' worth of his annual base compensation. The Company recorded a severance charge of approximately $46,000 in connection with the severance agreement.

Mr. Simpson continued to serve as President of the Company until July 2, 2013 when he resigned, effective July 1, 2013. In connection with his resignation, Mr. Simpson entered into a severance agreement and general release with the Company, effective July 1, 2013. Under the agreement, Mr. Simpson will receive, in addition to any base compensation owed and earned but unused vacation pay, severance payments over a six month period that in the aggregate equal six months' worth of his annual base compensation, or $147,500, and has the right to continue participation in the Company-sponsored group health insurance plan in accordance with applicable laws, rules and regulations. The total severance charge recorded by the Company during the three months ended June 30, 2013 related to Mr. Simpson's resignation was approximately $170,000.

The severance charges related to Mr. Simpson and Mr. Ginevich are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2013 and its financial condition at June 30, 2013.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

OVERVIEW

We have experienced significant revenue declines over the past four years, primarily related to the declines in the business of our two largest clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry including but not limited to healthcare legislation, the economy, industry consolidation, change in strategic direction and for other reasons, revenue from each of our two largest clients continued to decline resulting in year-over-year quarterly declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to 32% through June 30, 2013), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past four years, despite our new business development efforts. We expect revenue from one of these clients to discontinue during 2013 and, although we have entered into a new agreement with the other, the agreement does not provide for any minimum level of volume, and we cannot be certain of any level of continued revenue from such relationship. During the period from 2008 to 2013 (excluding the addition of any entities affiliated with either of our two largest clients), we added 38 new clients, which contributed $20.4 million of gross revenue in 2012. Those clients generated $9.4 million of gross revenue in each of the first halves of 2013 and 2012.

The Company believes that it has a unique business model and offers a solid value proposition to our clients, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In addition, we believe that our network has application in areas outside of commercial group health market, where it has traditionally been utilized. In 2013, as mentioned, we anticipate adding new client relationships, but do not believe that the revenue from those accounts will offset the losses from our two significant client relationships and declines from our other legacy accounts. We will continue to opportunistically investigate strategic initiatives that will grow our revenue base, while controlling non-variable costs consistent with our existing revenue streams. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two largest clients, we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth a comparison of our results of operations for the following periods presented (certain prior year amounts have been reclassified for comparability purposes):

	Second Quarter				Six Months
			Change				Change
	2013	2012	$	%	2013	2012	$	%
Net revenue	$6,443	$8,215	$(1,772)	(21.6)%	$14,048	$17,616	$(3,568)	(20.3)%

Variable costs:
Provider payments	4,912	6,078	1,166	19.2	10,728	12,873	2,145	16.7
Administrative fees	258	364	106	29.1	588	828	240	29.0
Total variable costs	5,170	6,442	1,272	19.7	11,316	13,701	2,385	17.4
Percent of net revenue	80.2%	78.4%			80.6%	77.8%

Variable flowthrough	1,273	1,773	(500)	(28.2)	2,732	3,915	(1,183)	(30.2)
Variable margin	19.8%	21.6%			19.4%	22.2%

Non-variable costs:
Claims administration	544	564	20	3.5	1,078	1,168	90	7.7
Provider development	134	161	27	16.8	288	409	121	29.6
Sales & marketing	553	552	(1)	(0.2)	1,126	1,147	21	1.8
Finance & administration	1,335	1,087	(248)	(22.8)	2,466	2,114	(352)	(16.7)
Total non-variable costs	2,566	2,364	(202)	(8.5)	4,958	4,838	(120)	(2.5)
Percent of net revenue	39.8%	28.8%			35.3%	27.5%

Loss before depreciation, amortization, and income taxes	(1,293)	(591)	(702)	(118.8)	(2,226)	(923)	(1,303)	(141.2)
Percent of net revenue	(20.1)%	(7.2)%			(15.8)%	(5.2)%

Depreciation and amortization	212	221	9	4.1	423	440	17	3.9
Income tax provision	4	17	13	76.5	11	24	13	54.2
Net loss	$(1,509)	$(829)	$(680)	(82.0)%	$(2,660)	$(1,387)	$(1,273)	(91.8)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and six months ended June 30, 2013 and 2012.

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

The following table set forth a comparison of our net revenues and billed claims for the following periods presented ended June 30, (in thousands):

	Net Revenue				Billed Claims Volume
	Second Quarter		Change		Second Quarter		Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$1,438	$3,050	$(1,612)	(53)%	5	8	(3)	(38)%
HealthMarkets, Inc.	881	633	248	39	7	9	(2)	(22)
MultiPlan, Inc. (formerly Viant, Inc.)	375	682	(307)	(45)	1	4	(3)	(75)
Other legacy clients	1,110	1,188	(78)	(7)	5	5	—	—
Sub-total	3,804	5,553	(1,749)	(31)	18	26	(8)	(31)

Clients implemented in 2010 - 2013	2,705	2,723	(18)	(1)	14	16	(2)	(13)

Total gross revenue	$6,509	$8,276	$(1,767)	(21)%	32	42	(10)	(24)%
Provision for refunds	(66)	(61)	(5)	8	—	—	—	nm
Net Revenue	$6,443	$8,215	$(1,772)	(22)%	32	42	(10)	(24)%

	Net Revenue				Billed Claims Volume
	Six Months		Change		Six Months		Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$3,795	$5,953	$(2,158)	(36)%	11	20	(9)	(45)%
HealthMarkets, Inc.	1,537	1,283	254	20	14	18	(4)	(22)
MultiPlan, Inc. (formerly Viant, Inc.)	679	1,706	(1,027)	(60)	2	9	(7)	(78)
Other legacy clients	2,400	2,238	162	7	9	9	—	—
Sub-total	8,411	11,180	(2,769)	(25)	36	56	(20)	(36)

Clients implemented in 2010 - 2013	5,744	6,546	(802)	(12)	27	30	(3)	(10)

Total gross revenue	$14,155	$17,726	$(3,571)	(20)%	63	86	(23)	(27)%
Provision for refunds	(107)	(110)	3	(3)	—	—	—	nm
Net Revenue	$14,048	$17,616	$(3,568)	(20)%	63	86	(23)	(27)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended June 30, (in thousands):

	Second Quarter				Six Months
			Change				Change
(in thousands)	2013	2012	Claims	%	2013	2012	Claims	%
Processed	39	53	(14)	(26)%	78	108	(30)	(28)%
Billed	32	42	(10)	(24)	63	86	(23)	(27)

Following is a discussion of the changes in net revenue generated by significant client/client groupings for the three and six months ended June 30, 2013 as compared to the same period in 2012:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the three and six months ended June 30, 2013 is due to, among others, the following factors:

•	The client continues to suffer attrition in its client base, as it continues to re-focus its business strategy resulting in declines in claims volume.

•
The client lost several significant employer groups which accounted for approximately $802,000 and $1.1 million of revenue to us during the three and six months ended June 30, 2012, respectively. Only $3,000 of revenue from these employer groups was generated during the six months ended June 30, 2013.

•
Laboratory service claims generated from the client declined 65% and 76% for the three and six months ended June 30, 2013. The declines in claim count resulted in estimated declines in revenue of approximately $62,000 and $176,000 for the three and six months ended June 30, 2013.

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

HealthMarkets, Inc.

HealthMarkets, Inc is a holding company headquartered in North Richland Hills, Texas. HealthMarkets' subsidiary insurance companies, The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, and The MEGA Life and Health Insurance Company, offer supplemental insurance and selected life insurance products through independent agents. We secured an agreement with this client in 2009 and have historically presented revenue and billed claims volume within the other legacy clients' group. The 39% and 20% increase in net revenue from this client during the three and six months ended June 30, 2013, respectively, is the result of claims billed for specialties which generate higher revenue per claim relative to other specialties. Additionally, collections in excess of our initial estimate contributed to this increase as well. A change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us.

The 22% decline in this client's billed claims volume during both the three and six months ended June 30, 2013 was due to a decline in claims billed for laboratory services, which generate lower revenue per claim relative to other specialties.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan moved its payors and employer groups to its existing networks. While we did not receive a formal termination notice from MultiPlan, the transition was completed as of December 31, 2012. The expectation is that all claims volume and related revenue from the client will discontinue in 2013. Thus, we have no assurances of future collections; therefore we will recognize revenue only to the extent of cash collections on outstanding claims.

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

For the three months ended June 30, 2013, revenue for this client group decreased 7%, while billed claims volume remained steady. The revenue from two of our clients within this group was negatively impacted as a result of a shift in the mix of ancillary specialties billed during the second quarter of 2013 as compared to the same prior year quarter. These two clients experienced a substantial decrease in billings, and related revenue, for specialties, such as infusion services and durable medical equipment, when compared to the same prior year period. This decrease was partially offset by a third client account, which experienced an increase in overall billings as a result of the client adding new employer groups that previously were not using our network of ancillary service providers.

During the six months ended June 30, 2013, revenue for this client group increased 7% primarily as a result of the client, discussed above, which added new employer groups in 2013 as compared to 2012. Billed claims volume for this client group remained relatively unchanged during the six months of 2013 compared to the same period in 2012. While there are limited opportunities for growth in these accounts, revenue is impacted most significantly by the mix of specialties utilized and those specialties' associated collection rates, and the clients' ability to maintain its own book of business.

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

The 13% and 10% decline in billed claims volume for this client group for the three and six months ended June 30, 2013, respectively, is attributable to a decline in volume from our only PPO client within this group due to a shift in specialty billed mix, (which impacted several of our other clients within this group) and the utilization of a major carrier network. While our account management group is working closely with the PPO client to ensure they are receiving the maximum benefit from our network of ancillary healthcare service providers, a change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us.

During the three months ended June 30, 2013, revenue for this client group, as a whole, was relatively flat as compared to the same prior year period. Revenue for this client group decreased 12%, or $802,000, during the six months ended June 30, 2013, as compared to the same prior year period. The decrease in revenue for this client group is due to a shift in specialty billed mix, mentioned above, which impacted several of the clients we implemented in 2010. When compared to the first half of 2012, we experienced significantly less billings and related revenue for specialties such as dialysis, durable medical equipment, surgery center and lab.

We continue our strategy to pursue TPAs and direct payors. The following table details the change in revenue generated from different client types (includes all Company clients) for the periods ended June 30,:

	Second Quarter
	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	27	$3,610	55.5%	25	$3,730	45.1%	$(120)	(3)%
PPOs	11	1,960	30.1	11	3,939	47.6	(1,979)	(50)
Direct/Insurance Companies	2	892	13.7	3	594	7.2	298	50
Other	3	47	0.7	1	13	0.1	34	nm
Gross revenue, before provision for refunds		$6,509	100.0%		$8,276	100.0%	$(1,767)	(21)%
* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $183,000 and $348,000 in both 2013 and 2012.

	Six Months
	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	27	$7,804	55.1%	25	$8,427	47.5%	$(623)	(7)%
PPOs	11	4,671	33.0	11	7,988	45.1	(3,317)	(42)
Direct/Insurance Companies	2	1,560	11.0	3	1,298	7.3	262	20
Other	3	120	0.9	1	13	0.1	107	nm
Gross revenue, before provision for refunds		$14,155	100.0%		$17,726	100.0%	$(3,571)	(20)%
* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $384,000 and $700,000 in both 2013 and 2012.

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

The following table sets forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended June 30,:

	Second Quarter
					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$4,912	76.2%	$6,078	74.0%	$(1,166)	(19)%
Administrative fees	258	4.0	364	4.4	(106)	(29)
Total variable costs	$5,170	80.2%	$6,442	78.4%	$(1,272)	(20)%

	Six Months
					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$10,728	76.4%	$12,873	73.1%	$(2,145)	(17)%
Administrative fees	588	4.2	828	4.7	(240)	(29)
Total variable costs	$11,316	80.6%	$13,701	77.8%	$(2,385)	(17)%

Provider payments

The 19% and 17% decrease in provider payments for the second quarter and first half of 2013 is consistent with the decline in revenue as discussed above. The increase in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted from those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.0% and 4.4% for the three months ended June 30, 2013 and 2012. Additionally, administrative fees paid to clients during the six months ended June 30, 2013 decreased to 4.2% compared to 4.7% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 57% of our non-variable cost structure during the six months ended June 30, 2013. Our headcount of full-time employees ("FTE's") was 50 and 55 at June 30, 2013 and 2012, respectively.

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

Consistent with the decline in claims volume, the costs related to the claims administration function decreased 4% during the three months ended June 30, 2013 primarily due to a decrease in outsourced claims processing costs of $18,000.

During the six months ended June 30, 2013 the costs related to the claims administration function decreased 8% partially due to a decrease in outsourced claims processing costs of $37,000. Additionally, a decrease in headcount by two FTE's, through natural attrition, within the information technology group contributed to the reduction in costs year-over-year.

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

The 17% and 30% decrease in costs related to the provider development function during the three and six months ended June 30, 2013 as compared to the same prior year period is a result of headcount reduction of two FTE's through natural attrition, reduced travel expenses and lower overall benefit costs.

Sales and Marketing

Our sales and marketing function consists of our sales and account management groups, as well as the strategic development group. Our sales group is primarily responsible for securing new client contracts, while our account management group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The strategic development group is responsible for executing the strategic objectives as dictated by the Board of Directors and executive management. There was a 2% decrease in costs related to sales and marketing during the six months ended June 30, 2013 as compared to the same prior year period.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting, and performance measurement as well as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

For the three months ended June 30, 2013, costs related to the finance and administration function increased 23%, as compared to the same prior year period, primarily due to a severance charge of approximately $216,000 recorded in the second quarter of 2013. The severance charge is discussed in greater detail within note seven to the unaudited consolidated financial statements.

The costs related to the finance and administration function increased 17% for the six months ended June 30, 2013 as compared to the same prior year period, respectively, as a result of the severance charge discussed above and an increase of $119,000 in professional fees related to investigating various strategic initiatives, legal consultation regarding employment issues and legal review of various client contracts.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the period presented ending June 30,:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Sales and marketing	$553	$552	$(1)	—%	$1,126	$1,147	$21	2%
Finance and administration	1,335	1,087	(248)	(23)	2,466	2,114	(352)	(17)
Selling, general and administrative expenses	$1,888	$1,639	$(249)	(15)%	$3,592	$3,261	$(331)	(10)%
Percentage of total net revenues	29.3%	20.0%			25.6%	18.5%

SG&A expenses as a percentage of total net revenues increased during the three and six months ended June 30, 2013 compared to the same prior year period, due primarily to the decline in net revenues compared to the same prior year period.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2013 the Company had working capital of $6.7 million compared to $9.0 million at December 31, 2012.  Our cash and cash equivalents balance decreased to $7.8 million as of June 30, 2013 compared to $10.7 million at December 31, 2012. We continued to experience a decline in claims volume and related revenue, resulting in a net loss during the six months ended June 30, 2013, which expended cash despite our cost containment measures. Additionally, the decline in our cash balance is also attributable to the timing of payments to providers during January 2013 related to cash received from payors in December 2012. The payments made totaled $1.2 million. The table below reconciles the loss before income taxes to the net decrease in cash for the six months ended June 30, 2013.

Six months ended June 30, 2013
Loss before income taxes	$(2,649)
Depreciation and amortization	423
Non-cash stock-based compensation expense	153
Payment of annual premiums for property and casualty insurance, net of amounts amortized	(147)
Capital expenditures (primarily software development costs)	(187)
Other working capital changes	(460)
Decrease in cash for the six months ended June 30, 2013	$(2,867)

We believe our current cash balance of $7.8 million as of June 30, 2013 will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future, but our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. However, we will need to increase our client base significantly or identify alternative business opportunities in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. If additional financing is required, there cannot be assurances that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of June 30, 2013.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended June 30, 2013.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2013 or 2012 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We have experienced declining revenue over the past four years primarily as a result of the decline in business from our two largest clients. While we continue to seek, and have secured, new client relationships, we have no assurances that they will generate revenue levels sufficient to offset the aforementioned revenue declines. Absent on-going revenue from new clients, overall revenues will continue to decline, resulting in operating losses and a decline in our available cash.

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
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 14, 2013	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Acting Chief Operating Officer and Chief Financial Officer (Principal Executive Officer)

Date:	August 14, 2013	By:	/s/ Laura L. Little
Laura L. Little
Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)