Form 10-Q
period 2013-09-30
American Caresource Holdings, Inc.
filed 2013-11-08
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on November 4, 2013 was 5,713,960.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$6,493	$8,186	$20,541	$25,802
Cost of revenues:
Provider payments	4,811	6,119	15,539	18,992
Administrative fees	265	340	853	1,168
Claims administration and provider development	653	740	2,019	2,317
Total cost of revenues	5,729	7,199	18,411	22,477

Contribution margin	764	987	2,130	3,325

Selling, general and administrative expenses	1,424	1,836	5,016	5,097
Depreciation and amortization	192	222	615	662
Total operating expenses	1,616	2,058	5,631	5,759

Loss before income taxes	(852)	(1,071)	(3,501)	(2,434)
Income tax provision	6	4	17	28
Net loss	$(858)	$(1,075)	$(3,518)	$(2,462)

Loss per basic and diluted common share	$(0.15)	$(0.19)	$(0.62)	$(0.43)

Basic and diluted weighted average common shares outstanding	5,716	5,711	5,711	5,706

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,427	$10,705
Accounts receivable, net	1,723	2,432
Prepaid expenses and other current assets	438	290
Deferred income taxes	6	6
Total current assets	8,594	13,433

Property and equipment, net	1,284	1,593

Other assets:
Deferred income taxes	221	222
Other non-current assets	391	16
Intangible assets, net	672	768
	$11,162	$16,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$1,595	$3,100
Accounts payable and accrued liabilities	1,270	1,343
Total current liabilities	2,865	4,443

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,711 and 5,706 shares issued and outstanding in 2013 and 2012, respectively.	57	57
Additional paid-in capital	23,071	22,845
Accumulated deficit	(14,831)	(11,313)
Total stockholders' equity	8,297	11,589
	$11,162	$16,032

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	5,706	$57	$22,845	$(11,313)	$11,589
Net loss	—	—	—	(3,518)	(3,518)
Stock-based compensation expense	—	—	221	—	221
Issuance of common stock as equity incentive awards, net of tax withholdings	5	—	5	—	5
Balance at September 30, 2013	5,711	$57	$23,071	$(14,831)	$8,297

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,518)	$(2,462)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	221	333
Depreciation and amortization	615	662
Amortization of long-term client agreement	—	187
Deferred income taxes	1	3
Changes in operating assets and liabilities:
Accounts receivable	709	1,697
Prepaid expenses and other assets	(523)	—
Accounts payable and accrued liabilities	(73)	73
Due to service providers	(1,505)	(1,103)
Net cash used in operating activities	(4,073)	(610)

Cash flows from investing activities:
Investment in software development costs	(199)	(302)
Additions to property and equipment	(11)	(100)
Net cash used in investing activities	(210)	(402)

Cash flows from financing activities:
Proceeds from exercise of equity incentives	5	—
Payment of income tax withholdings on net exercise of equity incentives	—	(8)
Net cash provided by (used in) financing activities	5	(8)

Net decrease in cash and cash equivalents	(4,278)	(1,020)
Cash and cash equivalents at beginning of period	10,705	11,315

Cash and cash equivalents at end of period	$6,427	$10,295

Supplemental cash flow information:
Cash paid for taxes	$63	$49

Supplemental non-cash operating and financing activity:
Accrued bonus paid with equity incentives	$—	$23

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2013 and December 31, 2012 and operating results are for the three and nine months ended September 30, 2013 and 2012, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Certain prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 4, 2013.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2013, its net revenues would have been approximately $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2012, its net revenues would have been approximately $2.1 million and $6.8 million, respectively.

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

During the three and nine months ended September 30, 2013 and 2012, five of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended September 30, 2013					Periods ended September 30, 2012
	As of September 30, 2013	Three Months		Nine Months		As of September 30, 2012	Three Months		Nine Months
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Material Client Relationship	$453	$1,048	16.1%	$4,843	24%	$814	$2,508	30.6%	$8,461	32%
Benefit Administrative Systems, LLC	180	955	14.7	2,080	10	108	550	6.7	1,861	8
HealthSCOPE Benefits, Inc.	179	940	14.5	2,060	10	42	339	4.1	973	3
HealthMarkets, Inc.	165	800	12.3	2,338	11	120	632	7.7	1,915	8
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	—	213	3.3	892	4	200	706	8.6	2,412	9
All Others	1,195	2,712	41.8	8,610	42	1,571	3,528	43.1	10,368	41
Allowance for Uncollectable Receivables/Provision for refunds	(449)	(175)	(2.7)	(282)	(1)	(235)	(77)	(0.8)	(188)	(1)
	$1,723	$6,493	100.0%	$20,541	100%	$2,620	$8,186	100.0%	25,802	100%

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

On the Effective Day, every three shares of the Company's Common Stock issued and outstanding immediately prior to the Effective Day were automatically combined into one share of Common Stock. Stockholders that were left with a fraction of a share as a result of the reverse split received cash in lieu of the fractional share in an amount based on the closing sale price of the Common Stock on the business day immediately preceding the Effective Day as reported on the The Nasdaq Capital Market. The amount paid to stockholders was less than $1,000. In addition, any options, warrants and restricted stock units outstanding as of the Effective Day were adjusted accordingly. As a result of the reverse split, the Company had approximately 5,711,000 shares of common stock issued and outstanding as of September 30, 2012.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

4. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For all periods presented all equivalent units outstanding were anti-dilutive.  As of September 30, 2013, options to purchase approximately 726,000 shares of common stock, warrants to purchase 44,400 shares of common stock and approximately 42,700 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three and nine months ended September 30, 2013, the Company capitalized approximately $23,000 and $199,000, respectively. During the three and nine months ended September 30, 2012, the Company capitalized approximately $164,000 and $302,000, respectively.

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

We did not recognize compensation costs associated with the warrants, during the three and nine months ended September 30, 2013. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

Shares of common stock and exercise price have been restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012.

7. Severance Charges

At the Company's annual meeting of shareholders on May 30, 2013, the Company's shareholders reduced the Board of Directors from nine to five directors. Richard W. Turner, Ph.D., was appointed Chairman of the Board to lead the reconstituted Board consisting of four existing directors and one new director. Additionally, the Board appointed Matthew D. Thompson Acting Chief Operating Officer of the Company, replacing William J. Simpson, Jr. in that role. In addition to his duties as Acting Chief Operating Officer, Mr. Thompson continues to serve as the Company's Chief Financial Officer. The Board furthermore appointed Laura L. Little to the position of Vice President of Finance and Principal Accounting Officer. Ms. Little has been with the Company since December 2009.

On June 3, 2013, the Board of Directors accepted the resignation of Rost A. Ginevich from his position with the Company as Chief Information Officer and appointed James A. Honn to this position. In connection with his resignation, Mr. Ginevich entered into a severance agreement and general release with the Company, effective June 14, 2013. Under the agreement, Mr. Ginevich will receive, in addition to any base compensation owed and earned but unused vacation pay, severance payments over a three month period that in the aggregate equal three months' worth of his annual base compensation. During the second quarter of 2013, the Company recorded a severance charge of approximately $46,000 in connection with the severance agreement.

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

The severance charges related to Mr. Simpson and Mr. Ginevich are included in selling, general and administrative expenses on the consolidated statement of operations. The Company did not record severance charges during the three months ended September 30, 2013.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2013 and its financial condition at September 30, 2013.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company recognizes revenues for ancillary healthcare services when services by providers have been authorized and performed, the claim has been billed to the payor and collections from payors are reasonably assured.  Cost of revenues for ancillary healthcare services consist of amounts due to providers for providing ancillary healthcare services, client administration fees paid to our client payors to reimburse them for routing the claims to us for processing, and the Company’s related direct labor and overhead of processing billings, collections and payments. The Company is not liable for costs incurred by independent contract service providers until payment is received from the payors. The Company recognizes actual or estimated liabilities to independent contract service providers as the related revenues are recognized.

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

ANALYSIS OF RESULTS OF OPERATIONS

We have experienced significant revenue declines over the past four years, primarily related to the declines in the business of our two significant legacy clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry, including but not limited to healthcare legislation, the economy, industry consolidation, change in strategic direction and for other reasons, revenue from each of our two significant legacy clients continued to decline resulting in year-over-year quarterly declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to 28% through the nine months ended September 30, 2013), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past four years, despite our new business development efforts. We expect revenue from one of these clients to discontinue during 2013 and, although we have entered into a new agreement with the other, the agreement does not provide for any minimum level of volume, and we cannot be certain of any level of continued revenue from such relationship, despite our efforts to create new revenue streams. During the period from 2008 to 2013 (excluding the addition of any entities affiliated with either of our two significant legacy clients), we added 40 new clients, which contributed $20.4 million of gross revenue in 2012. Those clients generated $14.6 million of gross revenue in the nine months ended September 30, 2013 and $14.3 million in the same prior year period.

The Company believes that it has a unique business model and offers a solid value proposition to our client payors, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In 2013, we have made progress in adding new client relationships, but do not believe that the revenue from those accounts will offset the losses from our two significant client relationships and declines from our other legacy accounts. We will continue to opportunistically investigate strategic initiatives that will grow our revenue base, while controlling non-variable costs consistent with our existing revenue streams. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two significant legacy clients, we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

The following table sets forth a comparison of our results of operations for the following periods presented (certain prior year amounts have been reclassified for comparability purposes):

	Third Quarter				Nine Months
			Change				Change
	2013	2012	$	%	2013	2012	$	%
Net revenues	$6,493	$8,186	$(1,693)	(20.7)%	$20,541	$25,802	$(5,261)	(20.4)%

Variable costs:
Provider payments	4,811	6,119	1,308	21.4	15,539	18,992	3,453	18.2
Administrative fees	265	340	75	22.1	853	1,168	315	27.0
Total variable costs	5,076	6,459	1,383	21.4	16,392	20,160	3,768	18.7
Percent of net revenues	78.2%	78.9%			79.8%	78.1%

Variable flowthrough	1,417	1,727	(310)	(18.0)	4,149	5,642	(1,493)	(26.5)
Variable margin	21.8%	21.1%			20.2%	21.9%

Non-variable costs:
Claims administration	529	538	9	1.7	1,607	1,706	99	5.8
Provider development	124	202	78	38.6	412	611	199	32.6
Sales & marketing	414	547	133	24.3	1,540	1,694	154	9.1
Finance & administration	1,010	1,289	279	21.6	3,476	3,403	(73)	(2.1)
Total non-variable costs	2,077	2,576	499	19.4	7,035	7,414	379	5.1
Percent of net revenue	32.0%	31.5%			34.2%	28.7%

Loss before depreciation, amortization, and income taxes	(660)	(849)	189	22.3	(2,886)	(1,772)	(1,114)	(62.9)
Percent of net revenue	(10.2)%	(10.4)%			(14.0)%	(6.9)%

Depreciation and amortization	192	222	30	13.5	615	662	47	7.1
Income tax provision	6	4	(2)	(50.0)	17	28	11	39.3
Net loss	$(858)	$(1,075)	$217	20.2%	$(3,518)	$(2,462)	$(1,056)	(42.9)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and nine months ended September 30, 2013 and 2012.

Net Revenues

The Company’s net revenues are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. The Company estimates revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, payments made directly to the service provider by the client payor, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.

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

The following tables set forth a comparison of our net revenues and billed claims for the following periods presented ended September 30, (in thousands):

	Net Revenue				Billed Claims Volume
	Third Quarter		Change		Third Quarter		Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$1,048	$2,508	$(1,460)	(58)%	4	8	(4)	(50)%
MultiPlan, Inc. (formerly Viant, Inc.)	213	706	(493)	(70)	1	3	(2)	(67)
All other clients	5,407	5,049	358	7	25	26	(1)	(4)
Total gross revenue	$6,668	$8,263	$(1,595)	(19)%	30	37	(7)	(19)%
Provision for refunds	(175)	(77)	(98)	(127)	—	—	—	nm
Net Revenue	$6,493	$8,186	$(1,693)	(21)%	30	37	(7)	(19)%

	Net Revenue				Billed Claims Volume
	Nine Months		Change		Nine Months		Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$4,843	$8,461	$(3,618)	(43)%	15	28	(13)	(46)%
MultiPlan, Inc. (formerly Viant, Inc.)	892	2,412	(1,520)	(63)	3	12	(9)	(75)
All other clients	15,088	15,117	(29)	—	75	83	(8)	(10)
Total gross revenue	$20,823	$25,990	$(5,167)	(20)%	93	123	(30)	(24)%
Provision for refunds	(282)	(188)	(94)	(50)	—	—	—	nm
Net Revenue	$20,541	$25,802	$(5,261)	(20)%	93	123	(30)	(24)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended September 30, (in thousands):

	Third Quarter				Nine Months
			Change				Change
(in thousands)	2013	2012	Claims	%	2013	2012	Claims	%
Processed	36	46	(10)	(22)%	114	154	(40)	(26)%
Billed	30	37	(7)	(19)	93	123	(30)	(24)

Following is a discussion of the changes in net revenue for the three and nine months ended September 30, 2013 as compared to the same period in 2012:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the three and nine months ended September 30, 2013 is due to, among others, the following factors:

•	The client continues to suffer attrition in its network client base, as it continues to re-focus its business strategy resulting in declines in claims volume.

•
The client lost several significant employer groups which accounted for approximately $143,000 and $1.3 million of revenue to us during the three and nine months ended September 30, 2012, respectively. Only $3,000 of revenue from these employer groups was generated during the nine months ended September 30, 2013.

•
Laboratory service claims generated from the client declined 45% and 76% for the three and nine months ended September 30, 2013. The declines in claim count resulted in estimated declines in revenue of approximately $40,000 and $216,000 for the three and nine months ended September 30, 2013.

•
Under our new agreement executed on December 31, 2012, the client has more flexibility to utilize ancillary care providers with which it is directly contracted or that are accessible through other provider networks.

The performance of the client account during the remainder of 2013 will be affected by attrition in its own client base, its internal strategic initiatives and the actual utilization of our network of ancillary healthcare providers over other networks the client has access to. Despite the new agreement the Company and this client entered into on December 31, 2012, and our continued efforts to secure new revenue-generating opportunities, we cannot be certain of any level of continued volume from this client.

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

All Other Clients

Our other clients consist of various relationships with PPOs, TPAs, insurance companies and direct payors which we have contracted from 2005 through the current period. Through our client service group, we maintain contact with these clients to determine if opportunities exist to serve the accounts and generate incremental revenue. Such opportunities include the addition of incremental employer groups by our clients that previously did not access our network of ancillary service provider, addressing system and work-flow issues that will improve claims volume and/or collections and focusing sales efforts on certain specialties that provide greater savings for our clients.

For the three months ended September 30, 2013, revenue increased 7% as compared to the same prior year period due to, among others, the following factors:

•
The addition of incremental employer groups that previously did not access our network of ancillary service providers. We work with our clients to add employer groups by providing technical and sales support. The employer groups include those existing that have not historically accessed our network and new groups that have contracted with our clients. Our client service group works continuously on this effort in order to maximize our revenue opportunity with each client.

•
A shift in the mix of ancillary specialties billed during the third quarter of 2013 as compared to the same prior year quarter. Overall, billings and related revenue, for specialties such as infusion services and long term acute care decreased, when compared to the same prior year period. We experienced an increase in billings and related revenue for specialties such as dialysis, surgery centers and laboratory services. A change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us, thus there can be variations in claims volume and billed amounts from period-to-period.

•	The access by some of our clients of ancillary healthcare service providers that provide greater savings relative to other providers for specialties such as dialysis.

The overall 7% increase discussed above, was partially offset by the loss of one of our clients during the three months ended September 30, 2013. This client, which was implemented in 2010, was on an annualized run rate of approximately $500,000.

During the nine months ended September 30, 2013 compared to the same period in 2012, revenue remained relatively unchanged. Revenue is impacted most significantly by the mix of specialties utilized and those specialties' associated collection rates, the clients' ability to maintain its own book of business, as well as our ability to retain our current clients and generate new client relationships.

Billed claims volume decreased 4% and 10% for the three and nine months ended September 30, 2013, respectively, as compared to the same prior year periods. The overall decline in claims volume was primarily comprised of specialties generating lower revenue per claim. While our client services group works closely with our clients to ensure they are receiving the maximum benefit from our network of ancillary healthcare service providers, a change in patient and specialty mix, as well as benefit plan design changes, is not a factor controlled by us.

In 2010 we began to pursue TPAs and direct payors, as we believe we can have more of a direct impact on the relationship. The following table details the change in revenue generated from different client types (includes all Company clients) for the periods ended September 30,:

	Third Quarter
	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	28	$4,206	63.1%	27	$3,940	47.7%	$266	7%
PPOs	11	1,572	23.5	11	3,635	44.0	(2,063)	(57)
Direct/Insurance Companies	2	845	12.7	3	647	7.8	198	31
Other	3	45	0.7	1	41	0.5	4	10
Gross revenue, before provision for refunds		$6,668	100.0%		$8,263	100.0%	$(1,595)	(19)%
* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $65,000 and $364,000 in 2013 and 2012, respectively.

	Nine Months
	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	28	$12,010	57.7%	27	$12,367	47.6%	$(357)	(3)%
PPOs	11	6,243	30.0	11	11,624	44.7	(5,381)	(46)
Direct/Insurance Companies	2	2,405	11.5	3	1,945	7.5	460	24
Other	3	165	0.8	1	54	0.2	111	206
Gross revenue, before provision for refunds		$20,823	100.0%		$25,990	100.0%	$(5,167)	(20)%
* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $449,000 and $1,064,000 in 2013 and 2012, respectively.

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

The following table sets forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended September 30,:

	Third Quarter
					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$4,811	74.1%	$6,119	74.7%	$(1,308)	(21)%
Administrative fees	265	4.1	340	4.2	(75)	(22)
Total variable costs	$5,076	78.2%	$6,459	78.9%	$(1,383)	(21)%

	Nine Months
					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$15,539	75.7%	$18,992	73.6%	$(3,453)	(18)%
Administrative fees	853	4.1	1,168	4.5	(315)	(27)
Total variable costs	$16,392	79.8%	$20,160	78.1%	$(3,768)	(19)%

Provider payments

The 21% and 18% decrease in provider payments for the third quarter and first nine months of 2013, respectively, is consistent with the decline in revenue as discussed above. The increase in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted from those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.1% and 4.2% for the three months ended September 30, 2013 and 2012, respectively. Additionally, administrative fees paid to clients during the nine months ended September 30, 2013 decreased to 4.1% compared to 4.5% in the same prior year period. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are more fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 57% of our non-variable cost structure during the nine months ended September 30, 2013. Our headcount of full-time employees ("FTE's") was 48 and 55 at September 30, 2013 and 2012, respectively.

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

During the three months ended September 30, 2013, costs related to the claims administration function decreased 2%, or $9,000, as compared to the same prior year period primarily as a result of costs related to recruiting incurred in the third quarter of 2012.

During the nine months ended September 30, 2013, the costs related to the claims administration function decreased 6% partially due to a decrease in outsourced claims processing costs of $40,000. Headcount decreased by two FTE's, through natural attrition, within the information technology group, which contributed to the reduction in costs year-over-year.

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

The 39% and 33% decrease in costs related to the provider development function during the three and nine months ended September 30, 2013 as compared to the same prior year periods is primarily the result of a headcount reduction of two FTE's, through natural attrition, reduced legal fees and travel expenses.

Sales and Marketing

Our sales and marketing function consists of our sales and client services groups, as well as the strategic development group. Our sales group is primarily responsible for securing new client contracts, while our client services group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships. The strategic development group is responsible for executing the strategic objectives as dictated by the Board of Directors and executive management.

For the three months ended September 30, 2013, costs related to the sales and marketing group decreased 24% as a result of a reduction in total consulting fees of approximately $77,000 and a headcount reduction of two FTE's, when compared to the same prior year period.

The 9% decrease in costs related to sales and marketing during the nine months ended September 30, 2013 as compared to the same prior year period was the result of the headcount reduction described above.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting, and performance management as well as our former Chief Executive Officer, former President and Chief Operating Officer and Chief Financial Officer.

For the three months ended September 30, 2013, costs related to the finance and administration function decreased 22%, as compared to the same prior year period. A decrease of approximately $279,000, quarter-over-quarter, is the result of a reduction in professional fees related to investigating various strategic initiatives, audit fees, legal consultation regarding employment issues and legal review of various client contracts.

The costs related to the finance and administration function increased 2% for the nine months ended September 30, 2013 as compared to the same prior year period. A severance charge of approximately $216,000 was recorded in the second quarter of 2013. The severance charge is discussed in greater detail within note seven to the unaudited consolidated financial statements.
The severance charge was mostly offset by the decrease in expenses discussed above.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Consolidated Statement of Operations for the period presented ending September 30,:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Sales and marketing	$414	$547	$133	24%	$1,540	$1,694	$154	9%
Finance and administration	1,010	1,289	279	22	3,476	3,403	(73)	(2)
Selling, general and administrative expenses	$1,424	$1,836	$412	22%	$5,016	$5,097	$81	2%
Percentage of total net revenues	21.9%	22.4%			24.4%	19.8%

SG&A expenses as a percentage of total net revenues decreased during the three months ended September 30, 2013 compared to the same prior year period as a direct result of the cost containment measures discussed above. During the nine months ended September 30, 2013 SG&A expenses as a percentage of total net revenues increased compared to the same prior year period, due primarily to the decline in net revenues compared to the same prior year period.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2013 the Company had working capital of $5.7 million compared to $9.0 million at December 31, 2012.  Our cash and cash equivalents balance decreased to $6.4 million as of September 30, 2013 compared to $10.7 million at December 31, 2012. We continued to experience a decline in claims volume and related revenue, resulting in a net loss during the nine months ended September 30, 2013, which expended cash despite our cost containment measures. During the third quarter we invested $500,000 in a project with a strategic partner that is expected to facilitate the future implementation of new business. Additionally, the decline in our cash balance is also attributable to the timing of payments to providers during January 2013 related to cash received from payors in December 2012. The payments made totaled $1.2 million. The table below reconciles the loss before income taxes to the net decrease in cash for the nine months ended September 30, 2013.

Nine months ended September 30, 2013
Loss before income taxes	$(3,501)
Depreciation and amortization	615
Non-cash stock-based compensation expense	221
Investment in joint project with strategic partner	(500)
Payment of annual premiums for property and casualty insurance, net of amounts amortized	(100)
Capital expenditures (primarily software development costs)	(210)
Other working capital changes	(803)
Decrease in cash for the nine months ended September 30, 2013	$(4,278)

We believe our current cash balance of $6.4 million as of September 30, 2013 will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future, but our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. However, we will need to increase our client base significantly or identify alternative business opportunities in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. If additional financing is required, there cannot be assurances that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of September 30, 2013.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended September 30, 2013.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of September 30, 2013 or 2012 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We have experienced declining revenue over the past four years primarily as a result of the decline in business from our two significant legacy clients. While we continue to seek, and have secured, new client relationships, we have no assurances that they will generate revenue levels sufficient to offset the aforementioned revenue declines. Absent on-going revenue from new clients, overall revenues will continue to decline, resulting in operating losses and a decline in our available cash.

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
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 8, 2013	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Acting Chief Operating Officer and Chief Financial Officer (Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Laura L. Little
Laura L. Little
Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)