Form 10-K
period 2013-12-31
American Caresource Holdings, Inc.
filed 2014-02-28
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates of the Registrant was $12,202,396 computed by reference to the price at which the Common Stock was last sold on The NASDAQ Capital Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2013).

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 24, 2014 was 5,713,960.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2014 annual meeting of stockholders or the Registrant's annual report on Form 10-K/A, to be filed with the Securities and Exchange Commission not later than April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words and discuss the Company’s plans, objectives and expectations for future operations, including its services, contain projections of the Company’s future operating results or financial condition, and discuss its expectations with respect to the growth in healthcare costs in the United States, the demand for ancillary benefits management and cost containment services, and the Company’s competitive advantages, or contain other “forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, the Company's ability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition from major carriers, increased competition from cost containment vendors and solutions, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including in this annual report on Form 10-K for the year ended December 31, 2013.

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

ii

PART I

Item 1.                    Business.

Overview

American CareSource Holdings, Inc. ("ACS,” "the Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor’s specific needs and is available to each payor’s members for covered services;

•	providing payors with claims management, reporting, processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

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

The Company has experienced significant revenue declines over the past four years, primarily related to the declines in the business of our two significant legacy clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry, including but not limited to healthcare legislation, the economy, industry consolidation, change in strategic direction of our clients and for other reasons, revenue from each of our two significant legacy clients continued to decline resulting in year-over-year declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to 26% 2013), the declines of their business have had a significant negative impact on our operating results and cash position over the past four years, despite our new business development efforts. Revenue recognized from one of these clients was $1.0 million in 2013 and we do not expect any revenue from this client in 2014. While we have entered into a new agreement with the other, the agreement does not provide for any minimum level of volume, and we cannot be certain of any level of continued revenue from such relationship, despite our efforts to create new revenue streams. During the period from 2008 to 2013 (excluding the addition of any entities affiliated with either of our two significant legacy clients), we added 40 new clients, which contributed $19.4 million and $20.4 million of gross revenue in 2013 and 2012, respectively.

The Company believes that it has a unique business model and offers a solid value proposition to our client payors, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. During 2013, we made progress in adding new client relationships, but do not believe that the revenue from those accounts will offset the losses from our two significant client relationships and declines from our other legacy accounts. We will continue to opportunistically investigate strategic initiatives that will grow our revenue base, while controlling non-variable costs consistent with our existing revenue streams. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two significant legacy clients, we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

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
· Massage Therapy

The Company has agreements with approximately 5,000 ancillary healthcare service providers operating in approximately 33,500 sites nationwide.

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

During 2013 and 2012, we generated revenue from ancillary healthcare services as follows:

Category	2013	2012
Laboratory	21%	17%
Dialysis	15	24
Durable Medical Equipment	15	15
Infusion	15	13
Surgery Center	11	7
Rehabilitation (outpatient & inpatient)	6	6
Diagnostic Imaging	5	6
Long-term Acute Care/Skilled Nursing Facilities	2	3
Chiropractor	2	2
Orthotics and Prosthetics	2	2
Cardiac Monitoring	2	1
Other	4	4
	100%	100%

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

How We Deliver Services

Ancillary network analysis.  The Company performs an analysis of the available claims history from each client payor and partners with the client to develop a specific plan to meet each payor’s needs.  This analysis identifies service providers that are not already in our network.  We attempt to enter into agreements with such service providers to maximize discount levels and capture a significant volume of previously out-of-network claims. In addition, the analysis enables the Company to set a client fee schedule that will bring value through incremental savings on the ancillary service charges.

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

The Company aggregates the lives of its various clients into buying power that exceeds the market power of any one of its clients individually. During 2013, our relationships with TPAs and direct payors exposed us to approximately 1.0 million covered lives. While we are also exposed to additional covered lives through our PPO relationships (including our most significant client), because we do not have direct relationships with the individual payors, it is difficult to estimate the additional number of covered lives to which we have access. As a rapid aggregator of significant patient volume, the Company believes it will be able to continue to drive favorable contracting terms from the selected service providers in the ACS Network by directing patient volume through "soft steerage" mechanisms to their practices and it will have the ability to negotiate exclusive contracts that will allow the Company to manage the full spectrum of a payor client’s ancillary healthcare benefit offerings.  The volume of collective lives we manage allows us to obtain more favorable pricing than our clients can generally obtain on their own.

Sales and Marketing

Our sales and marketing function consists of our sales and client services groups. Our sales group is primarily responsible for securing new client contracts, while our client services group maintains our existing client relationships, as well as attempts to generate incremental growth from those relationships.

The Company markets its services to PPOs on an opportunistic basis, but primarily targets direct payors such as TPAs, insurance companies, large self-funded organizations and employer groups.  Currently, the Company utilizes both a new business sales organization of two senior sales professionals as well as a client services team of three professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new payor.  The new business sales team uses a variety of channels to reach potential clients including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences, and through strategic partnerships with market channel partners, independent brokers, and consultants.  The client services group is engaged with each new payor to help manage the implementation process.  In addition, a Client Services Director is generally assigned to each new payor organization and is responsible for all aspects of the Company’s relationship with the entity including the expanded utilization of the Company’s services over time and the enhancement of the Company’s relationship with the payor.

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

The Company’s most significant client is HealthSmart Holdings (“HealthSmart”), which consists of HealthSmart and its affiliates.  For the years ended December 31, 2013 and 2012, ACS derived 22% and 31%, respectively, of its total net revenue from HealthSmart (including its affiliates). In addition, MultiPlan, Inc. ("MultiPlan") (which acquired our legacy clients Texas True Choice, Inc. and Viant Holdings Inc.) was historically one of our two most significant clients. As a result of market consolidation, revenue generated from the relationship has declined considerably over the past several years.

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

In March 2010, Viant Holdings Inc. was acquired by MultiPlan, a provider of PPO network and related transaction-based solutions. As part of that transition, MultiPlan moved its payors and employer groups to its existing networks. While we did not receive a formal termination notice from MultiPlan, the transition was substantially completed as of December 31, 2012. We recognized $1.0 million in revenue in 2013 as the final employer groups transitioned to MultiPlan networks. The expectation is that all claims volume and related revenue from this client will cease sometime in 2014.

We have generated a significant portion of our net revenues from these two clients (26% in 2013 and 39% in 2012), but because of the nature of the relationships, we do not have the ability to competitively impact the relationships these organizations have with their clients, which are direct payors. In 2010, we determined that it was in our best interest to pursue clients that are direct payors, primarily TPAs, as we believe we can have more of a direct impact on the relationship. We believe we can impact relationships with direct payors through various competitive avenues, such as assisting them with more competitive pricing and plan design. During 2010 through 2013, we have added 29 new clients, of which 25 were direct payors and TPAs. We believe that the ancillary savings and the reimbursement paid to clients for connectivity and maintaining electronic claims flow provide a solid value proposition to prospective clients.

Competition

The Company faces five types of direct competitors:

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

•
The fourth group of competitors focus on managing patients within a single ancillary specialty network (e.g. dialysis, imaging or infusion), and offer comprehensive payor and provider services within their chosen ancillary category.

•
The fifth group of competitors are cost containment organizations that focus on a single disease category (e.g. chronic kidney disease or end stage renal disease), and offer a "carve-out" management solution that include both networks and disease management to middle market payors, reinsurance carriers and others.

Research and Development

The Company invests in its information technology infrastructure to enhance the capabilities of its databases, data retrieval tools, data exchange capabilities and claims processing engine.  In addition, the Company believes that its extensive claims database of ancillary healthcare services and costs is a strategic asset.  The Company’s capitalized development costs totaled approximately $303,000 and $419,000 during 2013 and 2012, respectively. The development expenses during those periods were related primarily to enhancements made to our internally developed claims management application. The enhancements allow the Company to develop and launch a variety of innovative products and services as well as gain competitive market advantage through faster and more accurate claims processing.

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

Employees

As of February 24, 2014, the Company had 51 full-time employees and one part-time employee.

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

The Company has one client which accounts for a substantial portion of its business and one client which has historically comprised a significant portion of its business. Revenue from the former could likely continue to decline and revenue from the latter will likely be minimal in 2014.

Our largest client, HealthSmart Holdings, Inc. (together with its affiliates, “HealthSmart”) accounted for approximately 22% and 31% of our net revenue during 2013 and 2012, respectively. The loss of this client or significant declines in the level of use of our services by this client (as would be the case, for example, if our clients decide to contract directly with ancillary healthcare service providers), without replacement by new business, would have a material adverse effect on the Company’s business and results of operations.

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

The Company’s failure to maintain the relationship with HealthSmart could have a material adverse effect on its business and results of operations.  Additionally, an adverse change in the financial condition of HealthSmart, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business and results of operations. Lastly, revenue from this account has declined year-over-year for the past four years. We have no assurances that revenue from the account will not continue to decline in 2014.

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

The Company has a history of losses.

With the exception of the three years from 2008 to 2010, the Company has incurred losses in each year of its existence. As of December 31, 2013, the Company has an accumulated deficit of approximately $15.1 million.  The Company will need to add incremental new revenue to become profitable based on its current cost structure. With the decline in revenues from its two significant legacy clients, and with less than equivalent increases from other clients, we cannot determine when or if the Company can return to profitability.  No assurances can be given that the Company's current operating volumes will not continue to decline in the future.  The Company’s prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in the development of new programs and the commercialization of new services. Our continuing losses will also continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. However; we will need to increase our client base significantly or identify alternative business opportunities in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. If additional financing is required, there cannot be assurances that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders. We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2013.

The length of the current sales cycle may impede the Company's efforts to add new client accounts.

The sales cycle has continued to lengthen over the past several years. While we establish our value proposition to the prospects early in the process, there can be a prolonged period to secure a contract and ultimately receive claims. The extended period is due to the obtrusive nature of our implementation process and prospects' conflicting priorities. Despite efforts to strategically improve our implementation process, we can give no assurances that it will not continue to be a lengthy process to convert a sales prospect into a new client account and that our revenues will not continue to decline due to the lack of new client accounts.

The current state of the global economy may reduce our revenue and profitability and harm our growth prospects.

The Company's results have been impacted by the state of the economy during the last several years.  First, plan participants, seeking to spend less money, appear to be making less frequent use of some ancillary services.  Second, client consolidation within our industry has adversely affected our business.  Third, the uncertainty surrounding healthcare reform is negatively impacting healthcare spending patterns. To the extent that these trends continue, or become worse, we may receive less revenue and our profitability and growth could be adversely affected, depending on the extent of the declines.  Finally, as with any business, the deterioration of the financial condition or sale or change of control of our significant clients and/or providers could have a corresponding adverse effect on us.

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

The Company’s agreements with its payors, on the one hand, and the service providers, on the other, are negotiated separately.  The Company has complete discretion in negotiating both the prices it charges its payors and the financial terms of its agreements with the providers.  As a result, the Company’s profit is primarily a function of the spread between the prices it has agreed to pay the service providers and the prices the Company’s payors have agreed to pay the Company.  The Company bears the pricing/margin risk because it is responsible for providing the agreed-upon services to its payors, whether or not it is able to negotiate fees and other agreement terms with service providers that result in a positive margin for the Company.  For example, during 2013 and 2012, approximately 7.2% and 5.5%, respectively, of total number of claims were “loss claims” (that is, where the amount paid by the Company to the provider exceeded the amount received by the Company from the corresponding payor for that particular claim) and these loss claims, in the aggregate, comprised approximately $373,000 and $392,000 in 2013 and 2012, respectively. There can be no assurances that the loss claim percentage will not be higher in future periods.  If a higher percentage of the Company’s claims resulted in a loss, its results of operations and financial position would be adversely affected.

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

Sales of substantial amounts of our Common Stock, or the perception in the public that such sales may occur, could cause the market price of the Company’s Common Stock to decline.  This could also impair the Company’s ability to raise additional capital through the sale of equity securities.  As of February 24, 2014, the Company had 5,713,960 shares of its Common Stock outstanding.  The outstanding shares are either freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our “affiliates” as such term is defined in Rule 144 of the Securities Act, or are “restricted shares” as that term is defined under the Securities Act, and may be sold from time to time pursuant to a registration statement which was declared effective on February 8, 2007 by the Securities and Exchange Commission (the “SEC”), or in reliance upon an exemption from registration available under the Securities Act.  At February 24, 2014, warrants to purchase 44,444 shares of Common Stock of the Company were outstanding, and options to purchase 826,701 shares of Common Stock of the Company had been granted and were outstanding under the Company’s Amended and Restated 2005 Stock Option Plan and the 2009 Equity Incentive Plan.  At February 24, 2014, restricted stock units (“RSUs”) relating to 51,093 shares of common stock were outstanding under our 2009 Equity Incentive Plan.  In addition, an aggregate of 405,183 shares of the Common Stock of the Company remain available for future grants of RSUs, options and other equity under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan.  If all of the outstanding warrants are exercised, all options available under the Company’s Amended and Restated 2005 Stock Option Plan and 2009 Equity Incentive Plan are issued and exercised and all RSUs are converted, there will be approximately 7,041,381 shares of Common Stock of the Company outstanding.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

As of February 24, 2014, our executive officers, directors and principal stockholders (greater than 5% stockholders) together control beneficially approximately 54.6% of the outstanding Common Stock of the Company.  As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.  In addition, this concentration of ownership of the Company’s Common Stock may delay or prevent a merger or acquisition resulting in a change in control of the Company and might affect the market price of our Common Stock, even when such a change in control may be in the best interest of all of our stockholders.

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

Item 2.                     Properties.

The Company occupies a total of 16,449 square feet of office space, all of which is leased.  The leased space comprises our principal executive offices, which is located at 5429 Lyndon B. Johnson Freeway, Suite 850, Dallas, TX 75240. In January 2013, the Company executed an extension of its existing lease agreement for a term of 24-months, expiring on March 31, 2015, and reduced the annual cost per square foot to $18.50. The Company does not own or lease any other real property and believes its offices are suitable to meet its current needs.

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

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our Common Stock on NASDAQ from January 1, 2012 through December 31, 2013. For periods prior to September 4, 2012, sales prices have been adjusted to account for the 1-for-3 reverse split described below.

	High	Low
2013
Fourth Quarter Ended December 31	$1.85	$1.32
Third Quarter Ended September 30	2.01	1.50
Second Quarter Ended June 30	2.10	1.62
First Quarter Ended March 31	2.01	1.50
2012
Fourth Quarter Ended December 31	$1.66	$1.38
Third Quarter Ended September 30	2.10	1.41
Second Quarter Ended June 30	2.10	1.35
First Quarter Ended March 31	2.07	1.23

The closing price on NASDAQ for our Common Stock on February 24, 2014 was $2.11.

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

 Holders

As of February 24, 2014, in accordance with the records of our transfer agent, there were 151 record holders of ACS Common Stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Repurchases of Securities

There were no repurchases of the Common Stock of the Company by or on behalf of the Company or any affiliated purchasers during the fourth quarter of the Company’s fiscal year ended December 31, 2013.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the twelve month periods ended December 31, 2013 and 2012 as well as our financial position at December 31, 2013 and 2012, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

American CareSource Holdings, Inc. ("ACS,” "the Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor’s specific needs and is available to each payor’s members for covered services;

•	providing payors with claims management, reporting, processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

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

Financial and Operational Overview

The Company has experienced significant revenue declines over the past four years, primarily related to the declines in the business of our two significant legacy clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry, including but not limited to healthcare legislation, the economy, industry consolidation, change in strategic direction of our clients and for other reasons, revenue from each of our two significant legacy clients continued to decline resulting in year-over-year declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to 26% 2013), the declines of their business have had a significant negative impact on our operating results and cash position over the past four years, despite our new business development efforts. Revenue recognized from one of these clients was $1.0 million in 2013 and we do not expect any revenue from this client in 2014. While we have entered into a new agreement with the other, the agreement does not provide for any minimum level of volume, and we cannot be certain of any level of continued revenue from such relationship, despite our efforts to create new revenue streams. During the period from 2008 to 2013 (excluding the addition of any entities affiliated with either of our two significant legacy clients), we added 40 new clients, which contributed $19.4 million and $20.4 million of gross revenue in 2013 and 2012, respectively.

In 2010, we began focusing our sales efforts on TPAs, insurance companies, self-funded organizations, employer groups and direct payors, as we believe we can more competitively impact those relationships. TPAs, in their fiduciary capacity, assist their clients (primarily employer groups) with cost containment; the ancillary network solution we provide is a valuable component to add to a TPA's portfolio. There are approximately 500 TPAs nationwide, with approximately 20% of those being our target market. According to research reported by the Employee Benefit Research Institute, as recently as 2011, approximately 59% of employees with health insurance were covered by a self-insured plan. In light of changes in healthcare legislation and the size of the self-insured market, we believe that TPAs are an important element of that market, with needs that we can address, primarily from a cost containment standpoint. Our client base currently includes 28 TPAs, which generated $15.6 million and $17.4 million of gross revenue in 2013 and 2012, respectively

The Company believes that it has a unique business model and offers a solid value proposition to our client payors, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. During 2013, we made progress in adding new client relationships, but do not believe that the revenue from those accounts will offset the losses from our two significant client relationships and declines from our other legacy accounts. We will continue to opportunistically investigate strategic initiatives that will grow our revenue base, while controlling non-variable costs consistent with our existing revenue streams. Nevertheless, until we can replace a greater amount of the revenue than we have lost from our two significant legacy clients, we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth a comparison of our results of operations for the following periods presented (in thousands):

			Change
	2013	2012	$	%
Net revenue	$26,751	$34,902	$(8,151)	(23.4)%

Variable costs:
Provider payments	19,762	25,660	5,898	23.0
Administrative fees	1,083	1,551	468	30.2
Total variable costs	20,845	27,211	6,366	23.4
Percent of net revenue	77.9%	78.0%

Variable flowthrough	5,906	7,691	(1,785)	(23.2)
Variable margin	22.1%	22.0%

Non-variable costs:
Claims administration	2,106	2,232	126	5.6
Provider development	599	800	201	25.1
Sales & marketing	1,900	2,268	368	16.2
Finance & administration	4,266	4,573	307	6.7
Total non-variable costs	8,871	9,873	1,002	10.1
Percent of net revenue	33.2%	28.3%

Loss before depreciation, amortization, and income taxes	(2,965)	(2,182)	(783)	(35.9)
Percent of net revenue	(11.1)%	(6.3)%

Depreciation and amortization	795	878	83	9.5
Income tax provision	25	31	6	(19.4)
Net loss	$(3,785)	$(3,091)	$(694)	(22.5)%

The following discussion compares the historical results of operations on a basis consistent with generally accepted accounting principles ("GAAP") for the years ended December 31, 2013 and 2012.

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

The following table sets forth a comparison of our net revenues and billed claims for the years ended December 31, (in thousands):

	Net Revenue				Billed Claims Volume
			Change				Change
(in thousands)	2013	2012	$	%	2013	2012	Claims	%
Legacy clients:
Material Client Relationship	$5,905	$10,704	$(4,799)	(45)%	19	35	(16)	(46)%
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	1,008	2,941	(1,933)	(66)	4	14	(10)	(71)
All other clients	20,125	21,533	(1,408)	(7)	99	111	(12)	(11)
Total gross revenue	27,038	35,178	(8,140)	(23)	122	160	(38)	(24)
Provision for refunds	(287)	(276)	(11)	4	—	—	—	nm
Net Revenue	$26,751	$34,902	$(8,151)	(23)%	122	160	(38)	(24)%

In addition, the following table sets forth a comparison of processed and billed claims for the years ended December 31, (in thousands):

			Change
(in thousands)	2013	2012	Claims	%
Processed	149	201	(52)	(26)%
Billed	122	160	(38)	(24)

Following is a discussion of the changes in net revenue for the year ended December 31, 2013 as compared to 2012:

Material Client Relationship

The decline in billed claims volume from our relationship with one of our material clients for the year ended December 31, 2013 is due to, among others, the following factors:

•	The client continues to suffer attrition in its network client base, as it continues to re-focus its business strategy resulting in declines in claims volume.

•	Revenue from the client specifically related to dialysis services declined 78%, or approximately $2.7 million, for the year ended December 31, 2013, as compared to 2012.

•
Laboratory service claims from the client declined 72% for the year ended December 31, 2013, as compared to 2012. The declines in claim count resulted in estimated declines in revenue of approximately $313,000 in 2013, as compared to 2012.

•
Under our new agreement executed on December 31, 2012, the client has more flexibility to utilize ancillary care providers with which it is directly contracted or that are accessible through other provider networks.

The performance of the client account during 2013 was, and will continue to be, affected by attrition in its own network client base, its internal strategic initiatives and the actual utilization of our network of ancillary healthcare providers over other networks the client has access to. Despite the new agreement the Company and this client entered into on December 31, 2012, and our continued efforts to secure new revenue-generating opportunities, we cannot be certain of any level of continued volume from this client.

MultiPlan, Inc. (formerly Viant Holdings, Inc.)

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan moved its payors and employer groups to its existing networks. While we did not receive a formal termination notice from MultiPlan, the transition was substantially completed as of December 31, 2012. We recognized $1.0 million in revenue in 2013 as the final employer groups transitioned to MultiPlan networks. The expectation is that all claims volume and related revenue from this client will cease sometime in 2014.

All Other Clients

Our other clients consist of various relationships with PPOs, TPAs, insurance companies and direct payors which we have contracted from 2005 through the current period. Through our client service group, we maintain contact with these clients to determine if opportunities exist to serve the accounts and generate incremental revenue. Such opportunities include the addition of incremental employer groups by our clients that previously did not access our network of ancillary service provider, addressing system and work-flow issues that will improve claims volume and/or collections, focusing sales efforts on certain specialties that provide greater savings for our clients and development of our ancillary service provider network to address specific client needs.

For the year ended December 31, 2013, revenue for this client group decreased 7%, or $1.4 million, when compared to the prior year. The decrease in revenue for this client group during 2013 is due to the following factors:

•
Revenue from one of our PPO clients declined $1.3 million, which is primarily attributable to their employer groups not utilizing our network of ancillary providers, as well as experiencing attrition within its own client base.

•	Revenue from five of our other clients declined $2.7 million related to increased competition from the national carriers, attrition within their client bases and increased price competition.

The aforementioned declines were partially offset by the following:

•
Revenue from two of our clients increase a combined $2.0 million as a direct result of efforts from our client services group, which resulted in one client adding employer groups that previously were not utilizing our network of ancillary providers and improvement to the other client's collection percentage, and related revenue, during 2013 as compared to 2012.

•	One of the clients we implemented at the end of the third quarter of 2012, which was a TPA, contributed incremental revenue of $625,000 in 2013 compared to the prior year.

The following tables detail the change in revenue generated from different client types for the years ended December 31,:

	2013			2012			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	28	$15,591	57.7%	27	$17,379	49.4%	$(1,788)	(10)%
PPOs	11	7,565	28.0	11	14,845	42.2	(7,280)	(49)
Direct/Insurance Companies	2	3,679	13.6	3	2,800	8.0	879	31
Other	3	203	0.7	2	154	0.4	49	32
Gross revenue, before provision for refunds		$27,038	100.0%		$35,178	100.0%	$(8,140)	(23)%

* This group includes a TPA controlled by our most significant client. The TPA generated revenue of approximately $602,000 and $1.3 million in 2013 and 2012, respectively.

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

The following tables set forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended December 31,:

					Change
($ in thousands)	2013	% of net revenue	2012	% of net revenue	$	%
Provider payments	$19,762	73.9%	$25,660	73.5%	$(5,898)	(23)%
Administrative fees	1,083	4.0	1,551	4.4	(468)	(30)
Total variable costs	$20,845	77.9%	$27,211	77.9%	$(6,366)	(23)%

Provider payments

The 23% decrease in provider payments in 2013 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted to those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues declined to 4.0% in 2013 compared to 4.4% in 2012. The decrease is due to a change in mix from clients with higher administrative fees to clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are primarily fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs are headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 59% of our non-variable cost structure during 2013. Our average headcount of full-time employees ("FTE's") was 49 and 56 at December 31, 2013 and 2012, respectively.

Following is a discussion of the changes in non-variable costs and related drivers:

Claims administration

Our claims administration function consists of our operations and information technology groups.  Our operations group is responsible for most aspects of claims management and processing, including billing and quality assurance. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  The cost of our operations group is adjusted consistent with the level of claims we process and bill. Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process, is not solely driven by claims volume.

During the twelve months ended December 31, 2013, the costs related to the claims administration function decreased 6% partially due to a decrease in outsourced claims processing costs of $52,000, consistent with the decline in claims volume. Additionally, headcount decreased by one FTE, through natural attrition, within the information technology group, which contributed to the reduction in costs year-over-year.

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

The 25% decrease in costs related to the provider development function during the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily the result of a headcount reduction of one FTE, through natural attrition, reduced legal fees and travel expenses.

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

The 16% decrease in costs related to sales and marketing during the twelve months ended December 31, 2013 as compared to the same prior year period was the result of a reduction in total consulting fees of approximately $123,000 and a headcount reduction of two FTE's, when compared to the same prior year period.

Finance and Administration

Our finance and administration function consists primarily of human resources, finance and accounting, and performance management as well as our former Chief Executive Officer, former President and Chief Operating Officer and Chief Financial Officer.

For the year ended December 31, 2013, costs related to the finance and administration function decreased 7%, as compared to the same prior year period. A decrease of approximately $307,000, year-over-year, is the result of a reduction in professional fees related to strategic consulting, audit fees, legal consultation regarding employment issues and legal review of various client contracts. A severance charge of approximately $216,000 was recorded in the second quarter of 2013, but was offset by the decrease in expenses discussed above.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Statement of Operations for the periods presented ending December 31,:

			Change
($ in thousands)	2013	2012	$	%
Sales and marketing	$1,900	$2,268	$368	16%
Finance and administration	4,266	4,573	307	7
Selling, general and administrative expenses	$6,166	$6,841	$675	10%
Percentage of total net revenues	23.0%	19.6%

SG&A expenses as a percentage of total net revenues increased during the year ended December 31, 2013 compared to the prior year, due primarily to the decline in net revenues compared to the same prior year period.

Income Tax Provision

For the years ended December 31, 2013 and 2012, we recorded an income tax provision of approximately $25,000 and $31,000, respectively.  The effective income tax rates for 2013 and 2012 were different from the statutory United States federal income tax rate of 34% due primarily to the establishment of a deferred income tax valuation allowance of approximately $2.8 million in 2011 and an increase in the allowance by approximately $1,009,000 and $845,000 in 2013 and 2012, respectively.

Liquidity and Capital Resources

     As of December 31, 2013 the Company had working capital of $5.6 million compared to $9.0 million at December 31, 2012.  Our cash and cash equivalents balance decreased to $6.2 million as of December 31, 2013 compared to $10.7 million at December 31, 2012. We continued to experience a decline in claims volume and resulting revenue, resulting in a net loss during the year ended December 31, 2013 which expended cash despite various cost containment measures. During the third quarter we invested $500,000 in a project with a strategic partner that is expected to facilitate the future implementation of new business. Additionally, the decline in our cash balance is also attributable to the timing of payments to providers during January 2013 related to cash received from payors in December 2012. The payments made totaled $1.2 million. Following are the components of our cash flows for the year ended December 31, 2013:

Year ended December 31, 2013
Loss before income taxes	$(3,760)
Depreciation and amortization	795
Non-cash stock-based compensation expense	299
Investment in joint project with strategic partner	(500)
Capital expenditures (primarily software development costs)	(315)
Other working capital changes	(1,017)
Decrease in cash for the year ended December 31, 2013	$(4,498)

We believe our current cash balance of $6.2 million as of December 31, 2013 will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, strategic initiatives and other activities through the foreseeable future. Our continuing losses will also continue to reduce our available cash. We have reduced our non-variable cost structure to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. However; we will need to increase our client base significantly or identify alternative business opportunities in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. If additional financing is required, there cannot be assurances that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders. We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of December 31, 2013.

Inflation

Inflation did not have a significant impact on the Company’s costs during the years ended December 31, 2013 and December 31, 2012, respectively.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2013 or December 31, 2012 or for the periods then ended.

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

Intangible Assets.

Intangible assets consist of ancillary provider network and internally developed claims payment and billing software.  The software has been fully amortized using the straight-line method over its expected useful life of 5 years. The ancillary provider network is being amortized using the straight-line method over their expected useful lives of 15 years.  Experience to date is that approximately 2-8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  We have performed an impairment assessment based on projected future cash flows and determined no impairment exists as of December 31, 2013 and 2012. The cost of adding additional providers is considered an ongoing operating expense, and is captured on the Statement of Operations under "Claims administration and provider development".

Deferred Income Taxes.

Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”.  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the statements of operations).  The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. Based on estimates impacted by such factors as revenue declines of our two most significant client accounts and the impact of operating results, we determined that a valuation allowance was appropriate. In 2011, a valuation allowance in the amount of $2.8 million was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000. The valuation allowance against the net deferred tax assets increased by approximately $1.0 million to $4.6 million and the Texas tax credit carryforward was approximately $228,000 as of December 31, 2013.

Pending Accounting Pronouncements

None.

Item 8.                    Financial Statements and Supplementary Data.

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to the disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management believes that, as of December 31, 2013, the Company has maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.                  Other Information

Not applicable.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2014 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

Item 11.                    Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2014 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to the equity securities that are authorized for issuance under our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information at December 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column (a))	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	800,894	$4.43	482,083
Equity compensation plans not approved by security holders	—	—	—
Total	800,894	$4.43	482,083

In addition, warrants to purchase 44,444 shares of Common Stock of the Company were issued and outstanding as of December 31, 2013, as shown in the table below.

	Shares of Common Stock issuable under outstanding warrants	Weighted-average exercise price of outstanding warrants
Series E (1)	44,444	$1.50
Total Warrants Outstanding	44,444	$1.50

(1)
These warrants were granted to an employee on February 25, 2011 as incentive to achieve defined and agreed upon revenue targets generated by new clients within a five year term. Pursuant to the original agreement, the Company agreed to issue warrants to purchase 83,333 shares of common stock with an exercise price of $5.01. The agreement also obligated the Company to issue warrants to purchase up to an additional 166,666 shares of common stock (issued in 83,333 increments) upon the achievement of additional defined agreed upon revenue targets. On February 1, 2012, certain terms of the agreement were modified, including the revenue targets and the total number of shares under the initial and future warrants. The warrant issuance now allows for 44,444 shares to be purchased at an exercise price of $1.50, 22,222 of which vested immediately, and the remaining 22,222 shares vesting upon the achievement of certain revenue targets. The number of shares under the future warrant issuances was also reduced to 88,889 (issued in 44,444 increments) shares based upon the achievement of additional defined agreed upon revenue targets. In making the issuance of these warrants without registration under the Securities Act of 1933, as amended (the "Securities Act"), the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

The other information required by this Item 12 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2014 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2014 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

Item 14.                    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2014 annual meeting of stockholders or our annual report on Form 10-K/A, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
February 28, 2014

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands, except per share data)

	2013	2012
Net revenues	$26,751	$34,902
Cost of revenues:
Provider payments	19,762	25,660
Administrative fees	1,083	1,551
Claims administration and provider development	2,705	3,032
Total cost of revenues	23,550	30,243

Contribution margin	3,201	4,659

Selling, general and administrative expenses	6,166	6,841
Depreciation and amortization	795	878
Total operating expenses	6,961	7,719

Loss before income taxes	(3,760)	(3,060)
Income tax provision	25	31
Net loss	$(3,785)	$(3,091)

Loss per basic and diluted common share	$(0.66)	$(0.54)

Basic and diluted weighted average common shares outstanding	5,715	5,707

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(amounts in thousands except per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,207	$10,705
Accounts receivable, net	1,977	2,432
Prepaid expenses and other current assets	357	290
Deferred income taxes	6	6
Total current assets	8,547	13,433

Property and equipment, net	1,236	1,593

Other assets:
Deferred income taxes	215	222
Other assets	391	16
Intangible assets, net	640	768
	$11,029	$16,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to service providers	$1,865	$3,100
Accounts payable and accrued liabilities	1,056	1,343
Total current liabilities	2,921	4,443

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,713 and 5,706 shares issued and outstanding in 2013 and 2012, respectively	57	57
Additional paid-in capital	23,149	22,845
Accumulated deficit	(15,098)	(11,313)
Total stockholders’ equity	8,108	11,589
	$11,029	$16,032

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013 and 2012
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	5,692	$57	$22,414	$(8,222)	$14,249
Net loss	—	—	—	(3,091)	(3,091)
Stock-based compensation expense	—	—	408	—	408
Issuance of common stock as equity incentive awards, net of tax withholdings	13	—	23	—	23
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	1	—	—	—	—
Balance at December 31, 2012	5,706	57	22,845	(11,313)	11,589
Net loss	—	—	—	(3,785)	(3,785)
Stock-based compensation expense	—	—	299	—	299
Issuance of common stock upon exercise of equity incentive awards	5	—	5	—	5
Issuance of common stock upon conversion of restricted stock units, net of tax withholdings	2	—	—	—	—
Balance at December 31, 2013	5,713	$57	$23,149	$(15,098)	$8,108

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,785)	$(3,091)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	299	408
Depreciation and amortization	795	878
Amortization of long-term client agreement	—	250
Deferred income taxes	7	4
Loss on write-off of software development costs	5	14
Changes in operating assets and liabilities:
Accounts receivable	455	1,885
Prepaid expenses and other assets	(442)	27
Accounts payable and accrued liabilities	(287)	129
Due to service providers	(1,235)	(578)
Net cash used in operating activities	(4,188)	(74)

Cash flows from investing activities:
Investments in software development costs	(303)	(419)
Additions to property and equipment	(12)	(109)
Net cash used in investing activities	(315)	(528)

Cash flows from financing activities:
Proceeds from exercise of equity incentives	5	—
Payment of income tax withholdings on net exercise of equity incentives	—	(8)
Net cash provided by (used in) financing activities	5	(8)

Net decrease in cash and cash equivalents	(4,498)	(610)
Cash and cash equivalents at beginning of period	10,705	11,315

Cash and cash equivalents at end of period	$6,207	$10,705

Supplemental cash flow information:
Cash paid for taxes	$117	$49

Supplemental non-cash operating and financing activity:
Accrued bonus paid with equity incentives	$—	$23

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

American CareSource Holdings, Inc. ("ACS,” "the Company,” the “Registrant,” “we,” “us,” or “our”) works to help its clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  The Company markets its services to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  The Company offers payors this solution by:

•
lowering its payors’ ancillary care costs through its network of high quality, cost effective providers that the Company has under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor’s specific needs and is available to each payor’s members for covered services;

•	providing payors with claims management, reporting, processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2013 and 2012, its net revenues would have been $7.0 million and $9.2 million, respectively.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The company considers its most significant estimates to be the collectibility of revenue and payments due to providers (and resulting margin as a percentage of revenue). Actual amounts could differ from those estimates.

Property and Equipment

Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  The Company expenses repairs and maintenance as incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements.  The Company capitalizes costs associated with software developed for internal use.  During 2013 and 2012, we capitalized approximately $303,000 and $419,000 of internally developed software costs, respectively.

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

Stock Compensation

The Company records all stock-based payments to employees in the consolidated financial statements over the vesting period based on their estimated fair values as of the measurement date of the respective awards.  Additional information about the Company’s stock-based payment plan is presented in Note 8.

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

2. Concentration of Credit Risk

During the years ended December 31, 2013 and 2012, five of the Company's clients comprised a significant portion of the Company’s revenues. The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	2013			2012
	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue
Material Client Relationship	$532	$5,905	22%	$720	$10,704	31%
HealthMarkets, Inc.	252	3,599	13	149	2,752	8
Benefit Administrative Systems, LLC	148	2,618	10	87	2,379	7
HealthSCOPE Benefits, Inc.	69	2,511	9	50	1,348	4
MultiPlan, Inc. (formerly Viant Holdings, Inc.)	—	1,008	4	22	2,941	8
All Others	1,312	11,397	43	1,711	15,054	43
Allowance for Uncollectable Receivables/Provision for refunds	(336)	(287)	(1)	(307)	(276)	(1)
	$1,977	$26,751	100%	$2,432	$34,902	100%

The Material Client Relationship includes five related entities and MultiPlan, Inc. includes two related entities, which are aggregated for this presentation.

3. Allowance for Uncollectable Receivables and Provision for Refunds

The Company maintains an allowance for uncollectable receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims.  While the Company is able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim.  The Company records an allowance against revenue to better estimate collectability.   Provisions for refunds recorded were approximately $287,000 and $276,000 for the years ended December 31, 2013 and 2012, respectively. The allowance was approximately $336,000 and $307,000 at December 31, 2013 and 2012, respectively.

4. Property and Equipment

Property and equipment, net consists of the following:

	Useful Lives (years)	2013	2012
Software – internally developed	5	$2,877	$2,582
Software – purchased	3-5	596	614
Computer equipment	3-5	589	594
Furniture and fixtures	5	358	356
Leasehold improvements	7	205	205
		4,625	4,351
Accumulated depreciation and amortization		(3,389)	(2,758)
Property and equipment, net		$1,236	$1,593

The Company recognized depreciation expense of approximately $667,000 and $750,000 during 2013 and 2012, respectively. The depreciation amounts include approximately $503,000 and $437,000 of amortization of internally developed software during 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, the Company capitalized costs related to enhancements to its internal information technology claims management applications. The applications were originally developed in 2005 and from time to time, the Company will enhance the functionality and reporting capabilities of the applications. The enhancements are typically developed by the Company's internal information technology group. For internal resources, the Company capitalizes salary and related benefits. Periodically, third-party consultants will be utilized to perform the development with all related costs capitalized.

5. Income Taxes

Income tax provision for the years ended December 31, differed from the U.S. federal income tax rate of 34% approximately in the amounts indicated as a result of the following:

	2013	2012
Computed “expected” tax provision (benefit)	$(1,278)	$(1,040)
Increase in the valuation allowance for deferred tax assets	1,009	845
Short-fall on stock options, warrants, and RSUs	330	245
State taxes	19	25
Permanent items	12	10
Other	(67)	(54)
Total income tax provision	$25	$31

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.

The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	2013	2012
Deferred tax assets:
Operating loss carryforward	$3,197	$1,919
Accounts receivable allowance	69	106
Texas tax credit carryforward	221	228
Stock option compensation	1,070	1,306
Goodwill	602	723
Accrued expenses	120	121
Alternative Minimum Tax credit carryforwards	16	16
Total deferred tax assets	5,295	4,419
Deferred tax liabilities:
Property and equipment	(397)	(514)
Prepaid expense	(71)	(80)
Total deferred tax liabilities	(468)	(594)
Valuation allowance	(4,606)	(3,597)
Net deferred tax assets	$221	$228

In 2011, a valuation allowance in the amount of $2.8 million was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $232,000. During the year ended December 31, 2013, the Company increased the valuation allowance by approximately $1,009,000, which was included in the income tax provision for the year ended December 31, 2013. Due to the nature and timing of the reversal of the deferred tax assets and liabilities, the valuation allowance was established against the net deferred tax assets with the exception of the Texas tax credit carryforward of approximately $221,000.

    As of December 31, 2013 and 2012, the net operating loss carryforwards were approximately $14.5 million and $10.9 million, which expire in 2025 through 2031. Included in the net operating loss carryforward is approximately $5.4 million which related to the excess tax benefits for stock options and warrants exercised which will result in a credit to additional paid in capital of approximately $1.9 million when the associated tax deduction results in a reduction in the income taxes payable.

The income tax provision shown on the statement of operations for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Current	$18	$27
Deferred	7	4
	$25	$31

The Company has evaluated the accounting guidance for uncertainty in income taxes. Management has evaluated their material tax positions and determined there is no income tax effects with respect to the consolidated financial statements. The Company has identified the United States and Texas as major tax jurisdictions and is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. During 2011 and the early part of 2012 the Company underwent an examination by tax authorities for its U.S. federal return for the year ended 2009. In August of 2012, the Company was notified that there were no changes proposed to the 2009 income tax return.

6. Intangible Assets

The ancillary provider network is being amortized using the straight-line method over their expected useful lives of 15 years.  Experience to date is that approximately 2-8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.  We have performed an impairment assessment based on projected future cash flows and determined no impairment exists as of December 31, 2013 and 2012.  The cost of adding additional providers is considered an ongoing operating expense, and is captured on the Statement of Operations under "Claims administration and provider development".

The following is a summary of our intangible assets as of December 31, for the years presented:

	2013	2012
Ancillary provider network	$1,921	$1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,709)	(1,581)
Intangibles, net	$640	$768

The capitalized value of the ancillary provider network that was acquired in the 2003 acquisition of the assets of our predecessor, American CareSource Corporation by Patient Infosystems (now CareGuide, Inc.), our former parent corporation. Amortization expense was approximately $128,000 for each of the years ended December 31, 2013 and 2012.  Amortization expense is estimated at $128,000 per year through 2018.

7. Commitments and Contingencies

The Company leases office space under a non-cancelable lease agreement. In January 2013, the Company executed an extension of its existing lease agreement for a term of 24-months, expiring on March 31, 2015, which is included in the table below. Additionally the Company leases certain equipment under non-cancelable lease agreements, which expire at various dates through September 2016.

At December 31, 2013 minimum annual lease payments for operating leases are approximately as follows:

Operating Leases

2014	$345
2015	91
2016	6

Total minimum lease payments	$442

Expense related to operating leases was approximately $342,000 and $318,000 for the years ended December 31, 2013 and 2012, respectively.

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

Shares of common stock reserved for future grants under the Stock Option Plan and the 2009 Plan (the “Plans”) were 482,083 and 494,788 at December 31, 2013 and 2012, respectively.

Compensation expense related to all equity awards, including non-qualified stock options, restricted stock units and warrants, that has been charged against income for the years ended December 31, 2013 and 2012 was approximately $299,000 and $408,000, respectively.

The awards granted to employees and non-employee directors become exercisable over periods of up to five years.  The fair value of each award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table.  Volatility is calculated using an analysis of historical volatility.  The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility.  The expected lives of options are determined based on the Company’s historical share option exercise experience.  The Company believes the historical experience method is the best estimate of future exercise patterns currently available.  The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the awards.  The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2013	2012
Weighted average grant date fair value	$1.26	$1.01
Weighted average assumptions used:
Expected volatility	75.8%	77.7%
Expected lives (years)	6.2	6.2
Risk free interest rate	1.7%	1.0%
Forfeiture rate	20.5%	20.5%
Dividend rate	—	—

A summary of stock option activity is as follows:

	Options (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2011	739	$6.72
Granted	100	1.49
Forfeited	(33)	5.11
Cancelled	(14)	10.65
Exercised	—	—
Outstanding at December 31, 2012	792	6.06
Granted	284	1.88
Forfeited	(113)	2.88
Cancelled	(208)	6.99
Exercised	(5)	0.93
Outstanding at December 31, 2013	750	4.74
Exercisable at December 31, 2013	400	$6.66

As of December 31, 2013, the weighted average remaining contractual life of the options outstanding was 6.6 years and the weighted average remaining contractual life of the outstanding exercisable options was 4.5 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2013:

(in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Under $1.00	53	1.3	$0.93	53	$0.93
$1.00 - $2.00	335	9.4	$1.82	42	$1.83
$2.01 - $3.00	—	0.0	$—	—	$—
$3.01 - $4.00	1	7.6	$3.72	—	$3.72
$4.01 - $5.00	39	6.6	$4.26	24	$4.26
$5.01 - $6.00	98	3.5	$5.55	97	$5.56
$6.01 - $7.00	91	6.2	$6.13	55	$6.14
Greater than $7.01	133	4.1	$12.22	129	$12.08

The total intrinsic value of options outstanding at December 31, 2013 and 2012 was approximately $46,000 and $30,000, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2013 and 2012 was approximately $40,000 and $29,000, respectively. There were 5,411 shares exercised during the year ended December 31, 2013 with an intrinsic value of approximately $5,000. No options were exercised during the year ended December 31, 2012.

Compensation expense related to non-qualified stock options charged to operations during 2013 was approximately $247,000. As of December 31, 2013, there was approximately $413,000 of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

Under the 2009 Plan, the Company issued restricted stock units (“RSUs”) to certain employees and the Board of Directors during the twelve months ended December 31, 2009.  As RSUs vest, they are convertible into shares of the Company’s common stock.  The RSUs are valued at the market price of the Company’s stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period.  Our future estimated forfeiture rate on RSUs is 0% as the RSUs have been awarded primarily to members of our Board of Directors and members of senior management of the Company. At the Annual Meeting on May 30, 2013, the Board approved a compensation plan that provides an annual grant of RSUs to non-employee directors on the date of the Company's annual meeting of stockholders. Pursuant to the provisions of the plan, 50,000 RSUs were granted during the twelve months ended December 31, 2013. No RSUs were granted during the twelve months ended December 31, 2012.

A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	6	$21.45
Forfeited	—	—
Converted to common stock	(2)	21.53
Outstanding at December 31, 2012	4	21.40
Granted	50	1.99
Forfeited	(1)	21.63
Converted to common stock	(2)	21.32
Outstanding at December 31, 2013	51	2.40
Vested and convertible to common stock at December 31, 2013	15	$2.15

Compensation expense related to RSUs charged to operations during 2013 and 2012 was approximately $52,000 and $37,000, respectively. As of December 31, 2013, there was approximately $74,000 of total unrecognized compensation cost related to non-vested RSUs granted under the plan. The cost is expected to be recognized over a weighted average period of 1.4 years.

Shares of common stock and common stock equivalents, along with earnings per share and other per share amounts, have been retroactively restated to reflect the 1-for-3 reverse stock split that occurred on September 4, 2012 for all periods presented.

9. Stock Warrants

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

During the twelve months ended December 31, 2012, we recognized compensation costs of approximately $21,000 associated with the initial vesting of 22,222 shares. We did not recognize any compensation costs for the period ended December 31, 2013. Additional costs associated with the warrants will be recognized based on the probability that the revenue targets will be reached. That probability will be re-evaluated and updated based on current market conditions, on a quarterly basis, and compensation costs will be adjusted accordingly.

A summary of stock warrant activity is as follows:

	Outstanding Warrants (thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2011	158	$5.25
Granted	—	—
Cancelled	(114)	$4.15
Outstanding at December 31, 2012	44	$1.50
Granted	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2013	44	$1.50
Vested at December 31, 2013	22	$1.50

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

For the year ended December 31, 2013, options to purchase approximately 750,000 shares of commons stock, warrants to purchase approximately 44,400 shares of common stock, and approximately 36,400 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

11. Significant Agreements

The decline in net revenue and billed claims volume from our relationship with MultiPlan, Inc. ("MultiPlan") is due to the acquisition by MultiPlan of Viant Holdings, Inc. As part of that transition, MultiPlan moved its payors and employer groups to its existing networks. While we did not receive a formal termination notice from MultiPlan, the transition was substantially completed as of December 31, 2012. We recognized $1.0 million in revenue in 2013 as the final employer groups transitioned to MultiPlan networks. The expectation is that all claims volume and related revenue from this client will cease sometime in 2014.

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

As part of the Agreement, the Provider Service Agreement by and between the Company and HSPC, dated August 1, 2002, as amended through December 20, 2008, was terminated.

12. Employee Benefit Plans

The Company provides a defined contribution plan for employees meeting minimum service requirements.  Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  The Company contributes up to a maximum of 3.5% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately.  The Company made contributions to the plan and charged operations approximately $98,000 and $107,000 during the years ended December 31, 2013 and 2012, respectively.

13. Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited statements of operations for each quarter of 2013 and 2012.

	Quarters Ended
	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$6,210	$6,493	$6,443	$7,605	$9,100	$8,186	$8,215	$9,401
Contribution margin	1,071	764	595	771	1,334	987	1,048	1,290
Contribution margin %	17.2	11.8	9.2	10.1	14.7	12.1	12.8	13.7
Loss before income taxes	(259)	(852)	(1,505)	(1,144)	(626)	(1,071)	(812)	(551)
Net loss	(267)	(858)	(1,509)	(1,151)	(629)	(1,075)	(829)	(558)
Loss per basic and diluted share	(0.05)	(0.15)	(0.26)	(0.20)	(0.11)	(0.19)	(0.14)	(0.10)
Shares used in computing basic and diluted loss per share	5,722	5,716	5,712	5,711	5,711	5,711	5,710	5,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

By: /s/ Matthew D. Thompson	February 28, 2014
Matthew D. Thompson Acting Chief Operating Officer and Chief Financial Officer (Principal Executive Officer)	Date

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Matthew D. Thompson	February 28, 2014
Matthew D. Thompson Acting Chief Operating Officer and Chief Financial Officer(Principal Executive Officer)	Date

By: /s/ Laura L. Little	February 28, 2014
Laura L. Little Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	Date

By: /s/ Richard W. Turner	February 28, 2014
Richard W. Turner, Ph.D. Chairman of the Board of Directors	Date

By: /s/ Edward B. Berger	February 28, 2014
Edward B. Berger Director	Date

By: /s/ Matthew P. Kinley	February 28, 2014
Matthew P. Kinley Director	Date

By: /s/ John Pappajohn	February 28, 2014
John Pappajohn Director	Date

By: /s/ Mark C. Oman	February 28, 2014
Mark C. Oman Director	Date

EXHIBIT INDEX

Exhibit #	Description of Exhibits

3.1
Certificate of Incorporation of American CareSource Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012)

3.2	By-Laws (incorporated by reference to Exhibit 3 of Amendment No. 1 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on May 13, 2005)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 5 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on August 12, 2005)

4.2
Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2009)

4.3
2009 Equity Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2009)

10.08 *
Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten (incorporated by reference to Exhibit 10.08 to the Form 10-K (File No. 001-33094) filed with the Securities and Exchange Commission on March 31, 2008)

10.09 *
Employment Letter dated March 6, 2008 between American CareSource Holdings, Inc. and Rost Ginevich (incorporated by reference to Exhibit 10.09 to the Form 10-K (File No. 001-33094) filed with the Securities and Exchange Commission on March 31, 2008)

10.10
Form of Registration Rights Agreement used in March 2006 private placement (incorporated by reference to Exhibit 10.28 to the Form 10-KSB (File No. 000-51603) filed with the Securities and Exchange Commission on March 31, 2006)

10.11
Form of Subscription Agreement used in March 2006 private placement (incorporated by reference to Exhibit 10.29 to the Form 10-KSB (File No. 000-51603) filed with the Securities and Exchange Commission on March 31, 2006)

10.17
Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P. (incorporated by reference to Exhibit 10 to the Form 10-QSB (File No. 000-51603) filed with the Securities and Exchange Commission on August 11, 2006)

10.18
First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P. (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

10.19 ****
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively (incorporated by reference to Exhibit 10.19 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011)

10.20 ****
Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc. (incorporated by reference to Exhibit 10.19A to the Form 10-K filed with the Securities and Exchange Commission on March 4, 2013)

10.21 *
Employment Letter dated November 10, 2008 between American CareSource Holdings, Inc. and James T. Robinson (incorporated by reference to Exhibit 10.20 to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2009)

10.22 ****
Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009 (incorporated by reference to Exhibit 10.21 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011)

10.23 *
Letter Agreement dated December 23, 2009 by and between American CareSource Holdings, Inc. and James T. Robinson (incorporated by reference to Exhibit 10.22 to the Form 10-K filed with the Securities and Exchange Commission on March, 26, 2010)

10.24 *
Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and William J. Simpson, Jr. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the Securities and Exchange Commission on March 9, 2012)

10.25 *
Employment Agreement dated April 29, 2011 between American CareSource Holdings, Inc. and Matthew D. Thompson (incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the Securities and Exchange Commission on March 9, 2012)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-KSB (File No. 000-51603) filed with the Securities and Exchange Commission on March 31, 2006)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10K filed with the Securities and Exchange Commission on March 18, 2011)

23.1 **	Consent of McGladrey LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of this report.

** Filed herewith

*** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

**** Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.