Form 10-Q
period 2014-03-31
American Caresource Holdings, Inc.
filed 2014-05-09
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on May 5, 2014 was 6,713,960.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Net revenues	$5,008	$7,605
Cost of revenues:
Provider payments	3,753	5,816
Administrative fees	220	330
Claims administration and provider development	971	889
Total cost of revenues	4,944	7,035

Contribution margin	64	570

Selling, general and administrative expenses	1,324	1,503
Depreciation and amortization	178	211
Total operating expenses	1,502	1,714

Loss before income taxes	(1,438)	(1,144)
Income tax provision (benefit)	(3)	7
Net loss	$(1,435)	$(1,151)

Loss per basic and diluted common share	$(0.25)	$(0.20)

Basic and diluted weighted average common shares outstanding	5,729	5,711

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,103	$6,207
Accounts receivable, net	1,648	1,977
Prepaid expenses and other current assets	406	357
Deferred income taxes	6	6
Total current assets	7,163	8,547

Property and equipment, net	1,201	1,236

Other assets:
Deferred income taxes	215	215
Other non-current assets	391	391
Intangible assets, net	608	640
	$9,578	$11,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$1,580	$1,865
Accounts payable and accrued liabilities	1,251	1,056
Total current liabilities	2,831	2,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 5,713 shares issued and outstanding in 2014 and 2013.	57	57
Additional paid-in capital	23,223	23,149
Accumulated deficit	(16,533)	(15,098)
Total stockholders' equity	6,747	8,108
	$9,578	$11,029

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	5,713	$57	$23,149	$(15,098)	$8,108
Net loss	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	—	74	—	74
Balance at December 31, 2014	5,713	$57	$23,223	$(16,533)	$6,747

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,435)	$(1,151)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	74	77
Depreciation and amortization	178	211
Deferred income taxes	—	1
Changes in operating assets and liabilities:
Accounts receivable	329	(372)
Prepaid expenses and other assets	(49)	(4)
Accounts payable and accrued liabilities	195	(27)
Due to service providers	(285)	(427)
Net cash used in operating activities	(993)	(1,692)

Cash flows from investing activities:
Investment in software development costs	(99)	(154)
Additions to property and equipment	(12)	(9)
Net cash used in investing activities	(111)	(163)

Net decrease in cash and cash equivalents	(1,104)	(1,855)
Cash and cash equivalents at beginning of period	6,207	10,705

Cash and cash equivalents at end of period	$5,103	$8,850

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$10	$13

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of March 31, 2014 and December 31, 2013 and operating results are for the three months ended March 31, 2014 and 2013, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Certain prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

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

If the Company were to report its revenues net of provider payments rather than on a gross reporting basis, for the three months ended March 31, 2014, its net revenues would have been approximately $1.3 million. For the three months ended March 31, 2013, its net revenues would have been approximately $1.8 million.

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

During the three months ended March 31, 2014 and 2013, three of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

	As of March 31, 2014	Three months ended March 31, 2014		As of March 31, 2013	Three months ended March 31, 2013
	Accounts Receivable	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue
Material Client Relationship	$774	$1,232	24.6%	$951	$2,357	31.0%
HealthSCOPE Benefits, Inc.	128	694	13.9	101	583	7.7
HealthMarkets, Inc.	167	499	10.0	188	657	8.6
All Others	1,042	2,636	52.6	1,754	4,049	53.2
Allowance for Uncollectable Receivables/Provision for refunds	(463)	(53)	(1.1)	(190)	(41)	(0.5)
	$1,648	$5,008	100.0%	$2,804	$7,605	100.0%

3. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For all periods presented all equivalent units outstanding were anti-dilutive.  As of March 31, 2014, options to purchase approximately 857,000 shares of common stock, warrants to purchase 44,400 shares of common stock and approximately 29,800 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

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
During the three months ended March 31, 2014, the Company capitalized approximately $99,000. During the three months ended March 31, 2013, the Company capitalized approximately $154,000.
5. Severance Charges

The Company recorded $108,000 in severance charges during the three months ended March 31, 2014. In an effort to conserve cash resources for the existing business and strategic opportunities, the Company reduced its headcount by six full-time employees. This expense is included in selling, general and administrative (“SG&A”) expenses as presented per the Consolidated Statement of Operations.

6. Related Party Transactions

On January 10, 2014, the Company entered into an arrangement with Equity Dynamics, Inc. for monthly strategic consulting services. As part of the arrangement, Equity Dynamics, Inc. will receive a monthly fee of $10,000 for performance of such consulting services. Equity Dynamics, Inc. is a company owned by John Pappajohn and served by Executive Vice-President Matthew Kinley, both active members on the Board of Directors.

During the three months ended March 31, 2014, the Company incurred expenses of $30,000 for the consulting services described above payable to Equity Dynamics, Inc. This expense is included in selling, general and administrative (“SG&A”) expenses as presented per the Consolidated Statement of Operations.

7. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. Subsequent to March 31, 2014, the Company announced its strategy to enter the Urgent Care market. In addition, the company also announced that its Board has named Dr. Richard W. Turner its Chief Executive Officer, in addition to his role as Chairman of the Board, to lead the organization into the Urgent Care market.
On April 28, 2014, American CareSource Holdings, Inc. (the “Company”) entered into an employment agreement with its Chairman of the Board, Richard W. Turner (the “Employment Agreement”), appointing him as Chief Executive Officer of the Company.
Under the terms of the Employment Agreement, the Company will employ Dr. Turner as the Company’s Chairman and Chief Executive Officer for an initial one-year term to commence on April 29, 2014, to be automatically renewed for successive one-year periods thereafter unless either party provides the other with 90 days' notice of non-renewal.
Dr. Turner will receive an annual base salary in the amount of $300,000 and will be eligible to participate in the Company’s bonus compensation plan pursuant to which he will be eligible for an annual performance bonus to be determined by the Board based on the Company’s performances, but in no event less than $50,000. In addition, Dr. Turner was granted an incentive stock option to purchase 350,000 shares of common stock and 50,000 shares of restricted common stock of the Company.
On April 30, 2014, the Company entered into a definitive agreement to acquire substantially all the assets of CorrectMed LLC of Atlanta, Ga., which includes urgent care centers in located in Locust Grove and Decatur, Georgia. The definitive agreement is subject to certain customary closing conditions. The purchase price of the assets was $2.7 million, which includes $2.2 million of cash payable at the closing of the transaction, and a $500,000 note payable due and payable on the first anniversary of the date of closing. Interest is payable on the note at 5%. The purchase price is subject to certain post-closing adjustments.
On May 5, 2014, American CareSource Holdings, Inc. (the “Company”) closed its private placement of 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Shares”), at a purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 for the Shares.

The investors in the offering included John Pappajohn, Mark C. Oman and Matt Kinley, who are each directors of the Company, as well as certain other non-affiliated investors.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to attract or maintain providers or clients or achieve its financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, the Company's ability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition from major carriers, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2013 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three months ended March 31, 2014 and its financial condition at March 31, 2014.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In addition, under the medical loss ratio ("MLR") regulations included in the Affordable Care Act, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve healthcare quality. Such a determination may make it more difficult for us to retain existing clients and/or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins. See "Recent and pending healthcare reforms could materially adversely affect our revenues, financial position and our results of operations" under "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

ANALYSIS OF RESULTS OF OPERATIONS

We have experienced significant revenue declines over the past five years, primarily related to the declines in the business of our two historically-significant clients, both of which are PPOs. Due to a variety of factors affecting the healthcare industry, including but not limited to healthcare legislation, the economy, industry consolidation, change in strategic direction of our clients and for other reasons, revenue from each of our two historically-significant clients continued to decline resulting in year-over-year quarterly declines in our revenue from those accounts. Because of the significance of the revenue concentration from these two clients (from approximately 98% in 2008 to only 28% for the three months ending March 31, 2014), the declines of the business of these clients has had a significant negative impact on our operating results and cash position over the past five years, despite our new business development efforts.

The Company believes that it has a unique business model and offers a solid value proposition to our client payors, as well as our providers, by delivering superior discounts through our network of contracted ancillary healthcare service providers. In 2014, we will focus on adding new client relationships, as well as investigate other avenues for monetizing our most significant asset, which is our network. While the Company and our clients have been negatively impacted by global healthcare factors brought about by the Affordable Care Act (“ACA”), we believe that our network creates an opportunity to provide savings to the healthcare consumer beyond those achievable through traditional healthcare vehicles. While we work to capitalize on those opportunities, we continue to see deterioration in our existing client base. Until we can replace a greater amount of the revenue than we have lost as a result of these global factors and from our two significant clients (one of which we expect to generate no revenue from in 2014), we will continue to experience operating losses and we will continue to reduce our existing cash reserves for operating and investing activities.

The following table sets forth a comparison of our results of operations for the following periods presented (certain prior year amounts have been reclassified for comparability purposes):

	First Quarter
			Change
	2014	2013	$	%
Net revenues	$5,008	$7,605	$(2,597)	(34.1)%

Variable costs:
Provider payments	3,753	5,816	2,063	35.5
Administrative fees	220	330	110	33.3
Total variable costs	3,973	6,146	2,173	35.4
Percent of net revenues	79.3%	80.8%

Variable flowthrough	1,035	1,459	(424)	(29.1)
Variable margin	20.7%	19.2%

Non-variable costs:
Claims administration	795	734	(61)	(8.3)
Provider development	176	155	(21)	(13.5)
Sales & marketing	358	572	214	37.4
Finance & administration	966	931	(35)	(3.8)
Total non-variable costs	2,295	2,392	97	4.1
Percent of net revenue	45.8%	31.5%

Loss before depreciation, amortization, and income taxes	(1,260)	(933)	(327)	(35.0)
Percent of net revenue	(25.2)%	(12.3)%

Depreciation and amortization	178	211	33	15.6
Income tax provision (benefit)	(3)	7	10	142.9
Net loss	$(1,435)	$(1,151)	$(284)	(24.7)%

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three months ended March 31, 2014 and 2013.

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

The following table set forth a comparison of our net revenues and billed claims for the following periods presented ended March 31, (in thousands):

	Net Revenue				Billed Claims Volume
	First Quarter		Change		First Quarter		Change
(in thousands)	2014	2013	$	%	2014	2013	Claims	%
Material Client Relationship	$1,232	$2,357	$(1,125)	(48)%	7	6	1	17%
All other clients	3,829	5,289	(1,460)	(28)	20	25	(5)	(20)
Total gross revenue	$5,061	$7,646	$(2,585)	(34)%	27	31	(4)	(13)%
Provision for refunds	(53)	(41)	(12)	(29)	—	—	—	nm
Net Revenue	$5,008	$7,605	$(2,597)	(34)%	27	31	(4)	(13)%

In addition, the following table sets forth a comparison of processed and billed claims for the following periods presented ended March 31, (in thousands):

	First Quarter
			Change
(in thousands)	2014	2013	Claims	%
Processed	33	39	(6)	(15)%
Billed	27	31	(4)	(13)

Following is a discussion of the changes in net revenue and billed claims volumes for the three months ended March 31, 2014 as compared to the same period in 2013:

Material Client Relationship

During the three months ended March 31, 2014, revenue from our most material client relationship declined $1.1 million, while billed claims volume increased 17%. The decline in revenue is primarily due to our client continuing to suffer attrition in its network client base, as well as a decline in revenue related to dialysis services. Revenue from the client related to dialysis services was minimal during the first quarter of 2014, declining 99% or approximately $435,000, as compared to the same prior year period. The 17% increase in billed claims volume was primarily due to the increase in claims billed for laboratory and rehabilitation services, which generate lower revenue per claim relative to other specialties.
The decline in revenue from our relationship with this client was partially offset by the contributions from an Oklahoma City-based third-party administrator, which was acquired by our client. Late in 2013, we partnered with our client to quickly and efficiently implement the new book of business, which contributed revenue of approximately $487,000 in the first quarter.
The performance of the client account during 2014 was, and will continue to be, affected by attrition in its own network client base, its internal strategic initiatives and the actual utilization of our network of ancillary healthcare providers over other networks the client has access to. Despite our efforts to secure new revenue-generating opportunities with our client, we cannot be certain of any level of continued volume from this client.

All Other Clients

Our client base consists of various relationships with PPOs, TPAs, insurance companies and direct payors which we have contracted from 2005 through the current period. Through our client serviced group, we maintain contact with these clients to determine if opportunities exist to serve the accounts and generate incremental revenue. Such opportunities include the addition of incremental employer groups by our clients that previously did not access our network of ancillary service provider, addressing system and work-flow issues that will improve claims volume and/or collections and focusing sales efforts on certain specialties that provide greater savings for our clients.

For the three months ended March 31, 2014, revenue and billed claims volumes decreased 28% and 20%, respectively, as compared to the same prior year period. Our clients were impacted by the loss of self-insured employer groups that moved to larger national carriers for broader network opportunities that offered more competitive discounts specifically from physician and hospital providers. In addition, they were negatively impacted by global healthcare factors brought about by the Affordable Care Act, which resulted in lower participation, delays in the enrollment process and a focus on high-deductible plans, all of which negatively affected our claims volume and our ability to collect on claims.

Revenue is also impacted by the mix of specialties utilized and those specialties' associated collection rates, the clients' ability to maintain its own book of business, as well as our ability to retain our current clients and generate new client relationships.

The following table details the change in revenue generated from our different client types (includes all Company clients) for the periods ended March 31,:

	First Quarter
	2014			2013			Change
($ in thousands)	Count	Revenue	% of revenue	Count	Revenue	% of revenue	$	%
TPAs *	28	$3,460	68.4%	28	$4,194	54.9%	$(734)	(18)%
PPOs	11	1,066	21.1	11	2,711	35.4	(1,645)	(61)
Direct/Insurance Companies	2	508	10.0	2	668	8.7	(160)	(24)
Other	3	27	0.5	3	73	1.0	(46)	(63)
Gross revenue, before provision for refunds		$5,061	100.0%		$7,646	100.0%	$(2,585)	(34)%
* This group includes three TPAs controlled by our most significant client. The TPAs generated revenue of approximately $553,000 and $201,000 in 2014 and 2013, respectively.

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

The following table sets forth a comparison of the variable cost components of our cost of revenues, for the periods presented ended March 31,:

	First Quarter
					Change
($ in thousands)	2014	% of net revenue	2013	% of net revenue	$	%
Provider payments	$3,753	74.9%	$5,816	76.5%	$(2,063)	(35)%
Administrative fees	220	4.4	330	4.3	(110)	(33)
Total variable costs	$3,973	79.3%	$6,146	80.8%	$(2,173)	(35)%

Provider payments

The 35% decrease in provider payments for the first quarter of 2014 is consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted to those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.4% and 4.3% for the three months ended March 31, 2014 and 2013, respectively. The increase is due to a change in mix to clients with higher administrative fees from clients with lower administrative fees.

Non-variable Costs

Non-variable costs are those that are not contingent on claims activity and are more fixed in nature, but can be adjusted. They are comprised of such expenses as salaries and benefits, professional fees, consulting costs, non-cash equity compensation costs and travel and entertainment expenses. A significant driver of these costs is headcount, as payroll, commissions and related benefits (including non-cash equity compensation) accounted for approximately 61% of our non-variable cost structure during the three months ended March 31, 2014. Our headcount of full-time employees ("FTE's") was 48 and 52 at March 31, 2014 and 2013, respectively.

Following is a discussion of the changes in non-variable costs and related drivers:

Claims administration

Our claims administration function consists of our operations, information technology, and performance management groups.  Our operations group is responsible for all aspects of claims management and processing, including billing, quality assurance and collection efforts. In addition, our operations group is responsible for credentialing contracted ancillary service providers.  Our information technology group is responsible for maintaining and enhancing the technological capabilities and applications of the claims management process.

During the three months ended March 31, 2014, the costs related to the claims administration function increased 8% and is primarily the result of lower than expected benefit costs in the first quarter of 2013.

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

During the three months ended March 31, 2014, costs related to the provider development function increased 14%, or $21,000 as compared to the same prior year periods.

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

For the three months ended March 31, 2014, costs related to the sales and marketing group decreased 37%, or $214,000. During the last half of 2013, we eliminated the use of consultants, resulting in savings of approximately $120,000 during the first quarter of 2014 as compared to the same prior year period. Additionally, costs related to the sales and marketing group decreased as a result of headcount reduction through natural attrition and a reduction in travel expenses, when compared to the same prior year period.

Finance and Administration

Our finance and administration function consists primarily of human resources and finance and accounting as well as our former Chief Executive Officer, former President and Chief Operating Officer and Chief Financial Officer.

For the three months ended March 31, 2014, costs related to the finance and administration function increased only 4%, or $35,000 as compared to the same prior year period. During the first quarter of 2014, costs related to the finance and administration function increased, as compared to the same prior year period, as a result of strategic, transaction-related expenses of approximately $157,000. Additionally, in an effort to conserve cash resources for the existing business and strategic opportunities, the Company reduced its headcount by six full-time employees and, as a result, recognized severance expenses of $108,000 during the first quarter of 2014. The aforementioned increases were almost entirely offset by an adjustment in the overall cost structure of the Company which occurred during the middle of 2013. The adjustment included a reduction in strategic consulting services costs and legal and audit fees.

Selling, General and Administrative Expenses

Following is a table showing the components of selling, general and administrative (“SG&A”) expenses as presented per the Consolidated Statement of Operations for the period presented ending March 31,:

	First Quarter
			Change
($ in thousands)	2014	2013	$	%
Sales and marketing	$358	$572	$214	37%
Finance and administration	966	931	(35)	(4)
Selling, general and administrative expenses	$1,324	$1,503	$179	12%
Percentage of total net revenues	26.4%	19.8%

During the three months ended March 31, 2014, SG&A expenses as a percentage of total net revenues increased compared to the same prior year period, due primarily to the decline in net revenues compared to the same prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, the resulting contribution margins, potential impairment of intangible assets and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2014, the Company had working capital of $4.3 million compared to $5.6 million at December 31, 2013.  Our cash and cash equivalents balance decreased to $5.1 million as of March 31, 2014 compared to $6.2 million at December 31, 2013. We continued to experience a decline in claims volume and related revenue, resulting in a net loss during the three months ended March 31, 2014, which expended cash despite our cost containment measures. The table below reconciles the loss before income taxes to the net decrease in cash for the three months ended March 31, 2014.

Three months ended March 31, 2014
Loss before income taxes	$(1,438)
Depreciation and amortization	178
Non-cash stock-based compensation expense	74
Capital expenditures (primarily software development costs)	(111)
Other working capital changes	193
Decrease in cash for the three months ended March 31, 2014	$(1,104)

We believe our current cash balance of $5.1 million, as of March 31, 2014, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the foreseeable future, but our continuing losses will continue to reduce our available cash. We have reduced our non-variable cost structure, which included a headcount reduction of six full-time employees, to preserve our existing cash balances for investments in the business model and/or other strategic initiatives. We expect the headcount reduction to generate annual savings of approximately $500,000. In addition to cost reductions, we will need to increase our client base significantly or generate alternative revenue streams in order to stop the reduction in our available cash. If we are unable to do so, we might be required to access additional capital either through debt or equity markets. If additional financing is required, there cannot be assurances that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders.  We do not have any lines of credit, credit facilities or outstanding bank indebtedness as of March 31, 2014.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended March 31, 2014.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of March 31, 2014 or 2013 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We have experienced declining revenue over the past five years primarily as a result of the decline in business from our two historically-significant legacy clients. While we continue to seek, and have secured, new client relationships, we have no assurances that they will generate revenue levels sufficient to offset the aforementioned revenue declines. Absent on-going revenue from new clients, overall revenues will continue to decline, resulting in operating losses and a decline in our available cash.

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2013 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.

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

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	May 9, 2014	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Acting Chief Operating Officer and Chief Financial Officer (Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ Laura L. Little
Laura L. Little
Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)