Form 10-Q
period 2014-06-30
American Caresource Holdings, Inc.
filed 2014-08-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on August 11, 2014 was 6,713,960.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$5,971	$6,443	$10,979	$14,048
Operating expenses:
Provider payments	3,880	4,912	7,633	10,728
Salaries and wages	1,328	1,067	2,370	2,205
Professional fees	448	365	800	845
Benefits and taxes	369	272	719	531
Ancillary network administrative fees	307	258	527	588
Other	749	869	1,304	1,392
Depreciation and amortization	215	212	393	423
Total operating expenses	7,296	7,955	13,746	16,712

Operating loss	(1,325)	(1,512)	(2,767)	(2,664)

Other (income) expenses
Interest (income) expense	13	(7)	9	(15)
Total other (income) expense	13	(7)	9	(15)

Loss before income taxes	(1,338)	(1,505)	(2,776)	(2,649)
Income tax provision	4	4	1	11
Net loss	$(1,342)	$(1,509)	$(2,777)	$(2,660)

Loss per basic and diluted common share	$(0.21)	$(0.26)	$(0.46)	$(0.47)

Basic and diluted weighted average common shares outstanding	6,395	5,712	6,062	5,711

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,594	$6,207
Accounts receivable, net	2,309	1,977
Prepaid expenses and other current assets	579	357
Deferred income taxes	6	6
Total current assets	6,488	8,547

Property and equipment, net	2,233	1,236

Other assets:
Deferred income taxes	215	215
Other non-current assets	391	391
Intangible assets, net	868	640
Goodwill	1,948	—
	$12,143	$11,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$1,720	$1,865
Accounts payable and accrued liabilities	1,530	1,056
Notes payable	542	—
Capital lease obligations	32	—
Total current liabilities	3,824	2,921
Long-term liabilities:
Capital lease obligations	397	—
Notes payable	394	—
Total long-term liabilities	791	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 6,713 and 5,713 shares issued and outstanding in 2014 and 2013, respectively.	67	57
Additional paid-in capital	25,336	23,149
Accumulated deficit	(17,875)	(15,098)
Total stockholders' equity	7,528	8,108
	$12,143	$11,029
See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	5,713	$57	$23,149	$(15,098)	$8,108
Net loss	—	—	—	(2,777)	(2,777)
Stock-based compensation expense	—	—	197	—	197
Issuance of common stock in private placement transaction	1,000	10	1,990	—	2,000
Balance at June 30, 2014	6,713	$67	$25,336	$(17,875)	$7,528

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,777)	$(2,660)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	197	153
Depreciation and amortization	393	423
Deferred income taxes	—	1
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(111)	(183)
Prepaid expenses and other assets	(192)	(104)
Accounts payable and accrued liabilities	405	272
Due to service providers	(145)	(587)
Net cash used in operating activities	(2,230)	(2,685)

Cash flows from investing activities:
Cost of acquisition	(2,180)	—
Investment in software development costs	(138)	(176)
Additions to property and equipment	(58)	(11)
Net cash used in investing activities	(2,376)	(187)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	—
Payments under note payable	(6)	—
Payments under capital lease	(1)	—
Proceeds from exercise of equity incentives	—	5
Net cash provided by financing activities	1,993	5

Net decrease in cash and cash equivalents	(2,613)	(2,867)
Cash and cash equivalents at beginning of period	6,207	10,705

Cash and cash equivalents at end of period	$3,594	$7,838

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$25	$63

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tables in thousands, except per share data)

1. Description of Business and Basis of Presentation

American CareSource Holdings, Inc. (“the Company”, “we”, “us”, or “our”) operates two lines of business: our urgent and primary care business and our traditional ancillary network business. These lines of business are operated and managed through a shared services function.

In early May 2014, we announced our entry into the urgent and primary care market, and subsequently acquired, through our indirect wholly-owned subsidiary, ACSH Urgent Care of Georgia, LLC, substantially all of the assets of CorrectMed, LLC, CorrectMed Locust Grove, LLC and CorrectMed Scott, LLC and other seller parties (collectively "CorrectMed"). At the time of the acquisition, CorrectMed owned and operated two urgent care centers located in the prominent Atlanta, Georgia suburbs, Locust Grove and Decatur. Through our subsidiaries, we own and operate the healthcare centers offering a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service and also by accepting patients by appointment and on a walk-in basis. The United States healthcare system continues to struggle with challenges relating to access to care, rising costs, the shortage of primary care providers and heavier patient demands resulting from Affordable Care Act mandates. We believe that urgent care centers are now, and will continue to be, a meaningful part of the solution and an essential part of the delivery of healthcare services in the communities in which we operate.

Our ancillary network business works to help our clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers. We market our services to a number of healthcare companies including third-party administrators ("TPAs"), insurance companies, large self-funded organizations, various employer groups, and preferred provider organizations ("PPOs"). We offer this solution by:

•
lowering the payors’ ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own;

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of June 30, 2014 and December 31, 2013 and operating results are for the three and six months ended June 30, 2014 and 2013, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Operating results of acquired entities are included from the date of acquisition. Certain prior year amounts have been reclassified within the consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2. Acquisitions

On May 8, 2014, the Company, through its indirect wholly-owned subsidiary, ACSH Urgent Care of Georgia, LLC, acquired substantially all of the assets of CorrectMed. The acquisition was consummated pursuant to the terms and conditions of an asset purchase agreement, dated April 30, 2014. CorrectMed received aggregate consideration of $2.7 million, paid by delivery of $2.2 million in cash and a $500,000 promissory note which is due and payable on May 8, 2015. The consideration is subject to certain post-closing adjustments. The total consideration is to be adjusted after closing based on, among other things, actual working capital levels.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The preliminary allocation of the total purchase price to the fair value of the assets acquired and liabilities assumed during the three months ended June 30, 2014 are as follows:

(in thousands)
Accounts receivable	$221
Other current assets	27
Fixed assets	1,124
Goodwill	1,948
Patient base	263
Licensed trade name	34
Other liabilities assumed	(937)
$2,680

The goodwill generated from the transaction is deductible for federal income tax purposes. Approximately $106,000 and $140,000 of transaction costs were incurred related to this acquisition during the three and six months ended June 30, 2014, respectively. In addition, the Company incurred approximately $135,000 and $258,000 of transaction costs related to other acquisition activity during the three and six months ended June 30, 2014, respectively.

The following table provides certain pro forma financial information for the Company as if the acquisition of the assets of CorrectMed had occurred on January 1, 2013:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$6,319	$7,343	$12,103	$16,116
Net loss	(1,352)	(1,833)	(3,102)	(3,160)

Loss per basic and diluted common share	$(0.21)	$(0.32)	$(0.51)	$(0.55)

3. Notes Payable

The following is a summary of all notes payable:

(in thousands)	June 30, 2014
Promissory note (a)	$500
Note payable (b)	436
Less current maturities	(542)
$394

(a) In connection with the CorrectMed Acquisition discussed in Note 2, on May 8, 2014, the Company executed and delivered a promissory note in favor of the sellers in the initial principal amount of $500,000. The promissory note has a one-year term and simple interest accrues at a fixed rate of five percent (5%) per annum. The principal amount of this note is subject to adjustment based on working capital levels on the date of closing.

(b) Repayments scheduled totaled $526,000 and is scheduled to be repaid in monthly installments through October of 2021. The note is unsecured and interest is at a fixed interest rate of 4.34% per annum, and monthly payments increase 5% every year. The note financed leasehold improvements to one of the center's facilities.

4. Capital Lease Obligations

The Company assumed a capital lease between CorrectMed and an unrelated party for medical equipment which requires monthly payments of $1,494 until February 15, 2017.

The Company assumed a capital lease between CorrectMed and an unrelated party for medical facilities which requires monthly payments ranging from $3,950 to $12,256 until October 1, 2021. The following is a schedule of the future required payments under these lease agreements for the years ending December 31,

(in thousands)	Equipment Lease	Building Lease	Total
2014 (remaining 6 months) as of June 30, 2014	$11	$36	$47
2015	17	76	93
2016	17	82	99
2017	3	88	91
2018	—	94	94
Thereafter	—	302	302
Total minimum lease payments	48	678	726
Less Interest	(2)	(295)	(297)
	$46	$383	$429

5. Private Placement/Equity

On May 5, 2014, the Company closed a private placement of 1.0 million shares of the Company’s common stock, par value $0.01 per share (the “Shares”), at a purchase price of $2.00 per share for an aggregate purchase price of $2 million for the Shares.

The investors in the offering included John Pappajohn, Mark C. Oman and Matt Kinley, who are each directors of the Company, as well as certain other non-affiliated investors.

6. Revenue Recognition and Concentration of Credit Risk

Urgent and Primary Care

The Company has agreements with governmental and other third-party payors that provide for payments to the Company based on contractual adjustments to the payors' established rates. Net revenue is reported at the estimated net realizable amounts at the time services are rendered from patients, third-party payors and others for services rendered, including estimated contractual adjustments pursuant to agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined. The Company grants credit without collateral to its patients, who consist primarily of local residents insured by third-party payors. A summary of the basis of reimbursement with major third-party payors is as follows:

•
Commercial and HMO - The Company has entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

•
Medicare - Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

Below is a summary of accounts receivable as of June 30, 2014 and revenues for the for the period from May 8 through June 30, 2014:

(in thousands)
Accounts receivable	$367
Less:
Estimated allowance for contractual adjustments	(104)
Accounts receivable, net	$263

(in thousands)
Gross revenue	$906
Less:
Provision for contractual adjustments	(432)
Net revenue	$474

Ancillary Network

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

If the Company were to report its ancillary network revenues net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2014, its net revenues would have been approximately $1.6 million and $2.9 million, respectively. For the three and six months ended June 30, 2013, its net revenues would have been approximately $1.5 million and $3.3 million, respectively.

The Company records a provision for refunds based on an estimate of historical refund amounts. Refunds are paid to payors for overpayment on claims, claims paid in error, and claims paid for non-covered services. In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved. The evaluation is performed periodically and is based on historical data. We present revenue net of the provision for refunds on the consolidated statement of operations.

During the three and six months ended June 30, 2014 and 2013, three of the Company’s clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of the Company’s revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (amounts in thousands):

		Periods ended June 30, 2014					Periods ended June 30, 2013
	As of June 30, 2014	Three Months		Six Months Ended		As of June 30, 2013	Three Months		Six Months Ended
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Material Client Relationship	$1,029	$2,312	42%	$3,544	34%	$443	$1,438	22%	$3,795	27%
HealthSCOPE Benefits, Inc.	91	365	7	1,059	10	160	537	8	1,120	8
HealthMarkets, Inc.	163	363	7	862	8	179	881	14	1,537	11
All Others	1,104	2,510	45	5,146	49	2,094	3,653	57	7,703	55
Allowance for Uncollectable Receivables/Provision for refunds	(341)	(53)	(1)	(106)	(1)	(261)	(66)	(1)	(107)	(1)
	$2,046	$5,497	100%	$10,505	100%	$2,615	$6,443	100%	14,048	100%

7. Segment Reporting

The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, the Company has determined that its business is comprised of two operating segments: urgent and primary care and ancillary network.

We evaluate performance based on several factors, of which the primary financial measure for each segment is operating income. We define segment operating income for our business segments as income before interest expense, income taxes, depreciation expense, non-cash amortization of intangible assets, non-cash stock-based compensation expense, shared services, severance charges and any non-recurring costs such as transactional costs related to the Company's acquisition program. Shared services primarily consists of compensation costs for the executive management team, facilities costs for the Company's corporate headquarters, shared services such as finance and accounting, human resources, legal, marketing and information technology and general administration. Shared services also includes transactional costs.

Segment assets include accounts receivable, prepaid expenses and other current assets, property and equipment and intangibles. Shared services assets consist of cash and cash equivalents, prepaid insurance, deferred income taxes and property equipment primarily related to information technology assets.

Consolidating assets, by segment and shared services, as of the periods presented are as follows:

(in thousands)	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated

June 30, 2014	$3,874	$4,427	$3,842	$12,143
December 31, 2013	—	4,404	6,625	11,029

Consolidating statements of operations by segment for the respective quarter and six months ended are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Urgent and primary care	$474	$—	$474	—
Ancillary network	5,497	6,443	10,505	14,048
Total revenue	$5,971	$6,443	$10,979	$14,048

Operating income (Loss):
Urgent and primary care	$71	$—	$71	$—
Ancillary network	224	(108)	180	(28)
Total segment operating income (loss)	$295	$(108)	$251	$(28)

The reconciliation of reportable segment operating income (loss) to the Company's consolidated totals is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment operating income (loss)	$295	$(108)	$251	$(28)
Shared services	1,041	900	1,922	1,844
Severance charges	—	216	108	216
Non-recurring transactions costs	241	—	398	—
Depreciation and amortization expense	215	212	393	423
Non-cash stock-based compensation expense	123	76	197	153
Interest expense (income)	13	(7)	9	(15)
Loss before income taxes	$(1,338)	$(1,505)	$(2,776)	$(2,649)

8. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For all periods presented all equivalent units outstanding were anti-dilutive.  As of June 30, 2014, options to purchase approximately 1,239,000 shares of common stock, warrants to purchase 44,400 shares of common stock and approximately 125,100 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

9. Goodwill, Other Intangible Assets and Software Development Costs

Intangibles acquired in the CorrectMed transaction are comprised of the following intangible assets:

•	patient base - relationships with primary-care patients that drive volume into the acquired centers and results in a repeatable revenue stream.

•	trade name - ability to utilize the trade name of the acquired assets/business.
The remaining excess purchase price is allocated to goodwill that is not subject to amortization.

Other intangible assets and related accumulated amortization consists of the following as of the dates presented:

(in thousands)	June 30, 2014	December 31, 2013
Gross carrying amount of urgent and primary care intangibles:
Patient base	$263	$—
Licensed trade name	34	—
	297	—
Accumulated amortization	(5)	—
Urgent and primary care intangibles, net	292	—

Gross carrying amount of other intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,773)	(1,709)
Other intangibles, net	576	640
Total intangibles, net	$868	$640
Total amortization expense, for acquisition related intangibles, was approximately $5,300 during the three and six months ended June 30, 2014. No amortization expense related to acquisition intangibles was recorded in the same periods in 2013.
The allocation of urgent and primary care intangible assets is summarized in the following table:

	June 30, 2014
(in thousands)	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$1,948	—	$—
Amortizable intangibles:
Patient base	263	5 years	(4)
Licensed trade name	34	3 years	(1)

Estimated annual amortization expense relating to urgent and primary care intangibles is as follows (amounts in thousands):

Years ending December 31,
2014	$37
2015	64
2016	64
2017	57
2018	53
Thereafter	22

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
During the three and six months ended June 30, 2014, the Company capitalized approximately $39,000 and $138,000 respectively. During the three and six months ended June 30, 2013, the Company capitalized approximately $22,000 and $176,000 respectively.

10. Related Party Transactions

On January 10, 2014, the Company entered into an arrangement with Equity Dynamics, Inc. for monthly strategic consulting services. Such services include acquisition activities and the securing of debt financing. As part of the arrangement, Equity Dynamics, Inc. will receive a monthly fee of $10,000 for performance of such consulting services. Equity Dynamics, Inc. is a company owned by John Pappajohn and is served by Executive Vice-President Matthew Kinley, both active members on the Board of Directors.

During the three and six months ended June 30, 2014, the Company incurred expenses of $30,000 and $60,000, respectively, for the consulting services described above payable to Equity Dynamics, Inc. This expense is included in professional fees as presented per the Consolidated Statement of Operations.

11. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events.

On July 30, 2014, the Company entered into a credit agreement with Wells Fargo, National Association, for a $5.0 million revolving line of credit (the "Credit Agreement"). The obligation, to repay advances under the Credit Agreement will be evidenced by a committed revolving line of credit note (the “Note”), with a fluctuating interest rate per annum 1.75% above daily one month LIBOR, as in effect from time to time. The Note matures on June 1, 2016, and all borrowings under the Credit Agreement are due and payable on that date. The obligations under the Credit Agreement and the Note are secured by all the assets of the Company and its subsidiaries.

The borrowings under the Credit Agreement are also secured by guarantees provided by a group of affiliated individuals including John Pappajohn, Mark C. Oman, Matt Kinley, Richard Turner and Matthew Thompson and other non-affiliated investors (each a “Guarantor” and collectively, the “Guarantors”). In connection with the guarantees, on July 30, 2014, the Company issued to the Guarantors warrants to purchase an aggregate of 800,000 shares of common stock of the Company at $3.15 per share in consideration of the Guarantors entering into the guarantees in connection with the Credit Agreement. The warrants vest immediately and are exercisable any time prior to their expiration on October 30, 2019.

In addition, on June 12, 2014, the Company, through its indirect wholly-owned subsidiary ACSH Urgent Care of Florida, LLC, entered into an asset purchase agreement with Bay Walk-In Clinic, Inc. and other seller parties to acquire substantially all of the assets of two urgent care centers. One center is located in Panama City, Florida and the other is located in Panama City Beach, Florida. The purchase price is $2.2 million, payable by delivery of $1.5 million of cash and $700,000 promissory notes. The transaction is subject to the terms and conditions of the asset purchase agreement, including customary closing conditions. The closing of the transaction is expected to occur in the third quarter of 2014.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words and discuss the Company’s plans, objectives and expectations for future operations, including its services, contain projections of the Company’s future operating results or financial condition, and discuss its expectations with respect to the growth in healthcare costs in the United States, the demand for ancillary benefits management services, the Company's acquisition plans, and the Company’s competitive advantages, or contain other “forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance.  Substantial risks and uncertainties could cause actual events or results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the Company’s inability to acquire or open urgent and primary care centers, attract or maintain providers or clients or achieve its financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement including without limitation the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), lower than anticipated demand for ancillary services, pricing, market acceptance/preference, the Company’s ability to integrate with its clients, the Company's ability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, consolidation in the industry that may affect the Company’s key clients, changes in the business decisions by significant clients, increased competition from major carriers, implementation and performance difficulties, and other risk factors detailed from time to time in the Company’s periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2013 and the quarterly reports on Form 10-Q filed for each of the subsequent quarters.

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

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and six months ended June 30, 2014 and its financial condition at June 30, 2014.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  Operating results from acquisitions are included from date of acquisition through June 30, 2014. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW
American CareSource Holdings, Inc. ("the Company,” the “Registrant,” “we,” “us,” or “our”) operates two lines of business: our urgent and primary care business and our traditional ancillary network business. These lines of business are operated and managed through shared services.

Urgent and Primary Care
We own and operate healthcare centers offering a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service and also by accepting patients by appointment and on a walk-in basis.
Our centers offer a broad range of medical services generally falling within the classification of urgent care, primary care, family practice and occupational medicine. Specifically, we offer non-emergent, out-patient medical care for the treatment of acute, episodic, and some chronic medical problems. When hospitalization or specialty care is needed, referrals to appropriate specialists are made.
Patients typically visit our centers when their condition is either beyond the scope or availability of their regular primary care provider and are not severe enough to warrant an emergency room visit. The services provided at our centers include, but are not limited to, the following:

•	Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia, and other conditions typically treated by primary care providers;

•	Treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

•	Minor, non-emergent surgery, including suturing of lacerations and removal of cysts and foreign bodies;

•	Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and,

•	Occupational and industrial medical services, including drug testing, workers’ compensation cases, and physical examinations.
We draw distinctions between our various service lines based on whether the patient encounter is on a walk-in or appointment basis, and whether the patient is an employee or contractor of one of our occupational medicine clients. Our service lines include urgent care, primary care and family care, and occupational medicine. Although such distinction is generally only of importance for internal reporting purposes, certain commercial payors reimburse at differing rates depending on whether the treatment rendered is considered to be urgent care or primary care. For patients whose services are paid by Medicare, we are paid based on the same physician fee schedule regardless how the treatment is classified.
For centers in which we maintain contracts for both urgent care and primary care services, we generally treat and bill walk-in patients under urgent care contracts and appointment-based patients are treated and billed under primary care contracts. The scope of care rendered in the urgent care and primary care contexts are generally the same, although we anticipate that the urgent care service line may include the performance of additional procedures and may involve a higher acuity in patient visits. Where we are able, we dispense limited quantities of medication to patients at our centers. This allows patients to receive their prescriptions before leaving the center and thereby avoid going to a pharmacy to pick up their prescriptions for immediate relief.
The United States healthcare system continues to struggle with challenges relating to access to care, rising costs, the shortage of primary care providers and heavier patient demands resulting from Affordable Care Act mandates. We believe that urgent and primary care centers are now and will continue to be, a meaningful part of the solution and an essential part of the delivery of healthcare services in the communities in which we operate.

We intend to grow the urgent and primary care business through the acquisition of existing centers and by opening new centers in the areas surrounding those we acquire on an opportunistic basis. We are primarily focused in the southeastern United States, but are also interested in strategically-located centers in other select states.

Ancillary Network

Our network business offers cost containment strategies to our clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  This service is marketed to a number of healthcare companies including third party administrators (“TPAs”), insurance companies, large self-funded organizations, various employer groups and preferred provider organizations ("PPOs").  We offer payors this solution by:

•
lowering the payors’ ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own;

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

We have assembled a network of ancillary healthcare service providers that supplement or support the care provided by hospitals and physicians and includes 32 service categories. We have a dedicated provider development function, whose primary responsibility is to contract with providers and strategically grow our network of ancillary service providers.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes):

	Second Quarter
	2014				2013				Change
(in thousands)	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$		%
Net revenues	$474	$5,497	$—	$5,971	$—	$6,443	$—	$6,443	$(472)		(7.3)%
Operating expenses:
Provider payments	—	3,880	—	3,880	—	4,912	—	4,912	1,032		21.0%
Salaries, wages, benefits and taxes	265	827	605	1,697	—	851	488	1,339	(358)	—	(26.7)%
Professional fees	—	25	423	448	—	148	217	365	(83)	—	(22.7)%
Ancillary network administrative fees	—	307	—	307	—	258	—	258	(49)	—	(19.0)%
Depreciation and amortization	41	174	—	215	—	212	—	212	(3)	—	(1.4)%
Other	138	260	351	749	—	411	458	869	120	—	13.8%
Total operating expenses	444	5,473	1,379	7,296	—	6,792	1,163	7,955	659		8.3%

Other (income) expenses
Interest (income) expense	16	—	(3)	13	—	—	(7)	(7)	(20)		285.7%
Total other (income) expenses	16	—	(3)	13	—	—	(7)	(7)	(20)		285.7%

Income (loss) before income taxes	14	24	(1,376)	(1,338)	—	(349)	(1,156)	(1,505)	167		11.1%
Income tax provision	—	4	—	4	—	4	—	4	—		—%
Net income (loss)	$14	$20	$(1,376)	$(1,342)	$—	$(353)	$(1,156)	$(1,509)	$167		11.1%

	Six Months
	2014				2013				Change
(in thousands)	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$474	$10,505	$—	$10,979	$—	$14,048	$—	$14,048	$(3,069)	(21.8)%
Operating expenses:
Provider payments	—	7,633	—	7,633	—	10,728	—	10,728	3,095	28.8%
Salaries, wages, benefits and taxes	265	1,805	1,019	3,089	—	1,783	953	2,736	(353)	(12.9)%
Professional fees	—	59	741	800	—	278	567	845	45	5.3%
Ancillary network administrative fees	—	527	—	527	—	588	—	588	61	10.4%
Depreciation and amortization	41	352	—	393	—	423	—	423	30	7.1%
Other	138	459	707	1,304	—	754	638	1,392	88	6.3%
Total operating expenses	444	10,835	2,467	13,746	—	14,554	2,158	16,712	2,966	17.7%

Other (income) expenses
Interest (income) expense	16	—	(7)	9	—	—	(15)	(15)	(24)	160.0%
Total other (income) expenses	16	—	(7)	9	—	—	(15)	(15)	(24)	160.0%

Income (loss) before income taxes	14	(330)	(2,460)	(2,776)	—	(506)	(2,143)	(2,649)	(127)	(4.8)%
Income tax provision	—	1	—	1	—	11	—	11	10	90.9%
Net income (loss)	$14	$(331)	$(2,460)	$(2,777)	$—	$(517)	$(2,143)	$(2,660)	$(117)	(4.4)%

Urgent and Primary Care
Acquisition Activity
On May 8, 2014, the Company, through its indirect wholly-owned subsidiary, ACSH Urgent Care of Georgia, LLC, acquired substantially all of the assets of CorrectMed. The acquisition was consummated pursuant to the terms and conditions of an asset purchase agreement, dated April 30, 2014. CorrectMed received aggregate consideration of $2.7 million, paid by delivery of $2.2 million in cash and a $500,000 promissory note which is due and payable on May 8, 2015. The consideration is subject to certain post-closing adjustments. The total consideration is to be adjusted after closing based on, among other things, actual working capital levels.

The allocation of the consideration transferred to acquire CorrectMed is preliminary. We are in the process of evaluating CorrectMed’s financial statement classifications for conformity with the Company’s classifications. As a result of this review, it may be necessary to make additional reclassifications to the consolidated information of CorrectMed on a prospective basis.

The total consideration paid has been allocated to CorrectMed’s net tangible and identifiable intangible assets based on their fair value as of May 8. These amounts, including intangibles and related amortization, are subject to change based on the results of the final valuations of assets acquired and liabilities assumed, which are expected to be completed within the 12 months following the acquisition. The excess of the consideration transferred over the net tangible and intangible identifiable assets is reflected as goodwill and other intangible assets. The preliminary allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed as of May 8, 2014 is as follows (in thousands):

Accounts receivable	$221
Other current assets	27
Fixed assets	1,124
Goodwill	1,948
Patient base	263
Licensed trade name	34
Other liabilities assumed	(937)
$2,680

In addition, on June 12, 2014, the Company, through its indirect wholly-owned subsidiary ACSH Urgent Care of Florida, LLC, entered into an asset purchase agreement with Bay Walk-In Clinic, Inc. and other seller parties to acquire substantially all of the assets of two urgent care centers. One center is located in Panama City, Florida and the other is located in Panama City Beach, Florida. The purchase price is $2.2 million, payable by delivery of $1.5 million of cash and $700,000 in promissory notes. The transaction is subject to the terms and conditions of the asset purchase agreement, including customary closing conditions. The closing of the transaction is expected to occur in the third quarter of 2014.

Net Revenues

The Company has agreements with governmental and other third-party payors that provide for payments to the Company based on contractual adjustments to the payors' established rates. Net revenue is reported at the estimated net realizable amounts at the time services are rendered from patients, third-party payors and others for services rendered, including estimated contractual adjustments pursuant to agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined.

For the period from May 8 through June 30, 2014, the urgent and primary care business, through the two sites located in Locust Grove and Decatur, Georgia generated approximately $474,000 of net revenue. For the period, we experienced in the aggregate approximately 4,000 patient visits, which resulted in an average of 76 patient visits per day. The average reimbursement per patient visit was approximately $118.

Salaries, Wages, Benefits and Taxes

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each facility that includes at least one board-certified physician, multiple physicians' assistants and/or nurse practitioners and, at a minimum, one front office staff member on-site at all times. Salaries, wages, benefits and taxes are the most significant operating expense components of the urgent and primary care business. For the period from May 8 through June 30, 2014, salaries, wages and associated benefits and taxes aggregated approximately 60% of net revenue.

Other Operating Expenses
Other operating expenses primarily consist of marketing, facility and equipment lease costs, medical and laboratory supplies, radiology fees and facility maintenance, utilities, medical malpractice and other insurance, training and development, travel, office and computer expenses. Our marketing activities are principally focused on building awareness in the community to drive patient volume. We utilize targeted marketing efforts within local neighborhoods, through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and an online/social media presence.

Ancillary Network

Net Revenues

The Company’s net revenues from the ancillary network business are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. The Company estimates revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, payments made directly to the service provider by the client payor, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.

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

During the three and six months ended June 30, 2014, net revenue declined due to the deterioration of claims volume from our legacy clients compared to the same prior year periods. Claims volume declined 14% and 15% during the three and six months ended June 30, 2014, compared to the same prior year periods, respectively. The decline in claims volume was the result of following:

•
The continued attrition in the clients’ accounts bases, which are primarily self-insured employer groups, some of which have moved to larger national carriers for broader network opportunities that offer more competitive discounts specifically from physician and hospital providers;

•	Fewer dialysis services claims; and

•
The continued impact of global healthcare factors brought about by the Affordable Care Act, which resulted in lower participation, delays in the enrollment process and a focus on high-deductible plans.

The declines in net revenue were partially offset by the contributions of two third-party administrators, which were acquired by our largest client in late-2013 and early-2014. We partnered with our client to quickly and efficiently implement the new books of business, which contributed revenue of approximately $1.2 million and $1.8 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Provider payments

The 21% and 29% decreases in provider payments for the second quarter and first half of 2014 are consistent with the decline in revenue as discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted to those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 5.6% and 4.0% for the three months ended June 30, 2014 and 2013, respectively. Administrative fees paid to clients as a percent of net revenues were 5.0% and 4.2% for the six months ended June 30, 2014 and 2013, respectively. The increase is due to a change in mix to clients with higher administrative fees from clients with lower administrative fees, primarily the new clients implemented in the first quarter of 2014.

Professional fees

The decrease in professional fees is primarily the result of strategic sales consulting costs incurred in the three and six months ended June 30, 2013. Those consulting arrangements were eliminated and there were no similar costs incurred during the same periods in 2014.

Other operating expenses

The decrease in other expenses is primarily the result of less marketing, travel and meals and entertainment incurred in the three and six months ended June 30, 2014, as compared to the same prior year periods.

Shared Services
Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business. Shared services includes the Chief Executive Officer, the Chief Financial Officer, the Chief Information Officer and the executive management team whose time is allocable across both lines of business. The following functions are included in Shared Services:

•	Finance and accounting;

•	Human resources;

•	Legal;

•	Marketing;

•	Information technology; and

•	General administration

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in Shared Services. As of June 30, 2014, Shared Services included 12 full-time employees. As the Company was organized in one business segment in 2013, there were no shared services for such period. The Company believes that by centralizing personnel, processes and technology, it will gain the following:

•	Lower costs through economies of scale;

•	Standardization of processes;

•	Common technology platform;

•	Reliance by the lines of business for support so that focus is on operations, patients and clients; and

•	Scalability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  These condensed consolidated financial statements have been prepared following the requirements of GAAP for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provider cost recognition, operating margins, potential impairment of intangible assets and stock-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company had working capital of $2.7 million compared to $5.6 million at December 31, 2013.  Our cash and cash equivalents balance decreased to $3.6 million as of June 30, 2014 compared to $6.2 million at December 31, 2013. We continued to experience a decline in claims volume and related revenue in our ancillary network business, resulting in a net loss during the six months ended June 30, 2014, which expended cash despite our cost containment measures. The table below reconciles the loss before income taxes to the net decrease in cash for the six months ended June 30, 2014.

Loss before income taxes	$(2,776)
Cost of acquisition	(2,180)
Proceeds from issuance of common stock	2,000
Depreciation and amortization	393
Non-cash stock-based compensation expense	197
Capital expenditures (primarily software development costs)	(196)
Other working capital changes	(51)
Decrease in cash for the six months ended June 30, 2014	$(2,613)

On May 5, 2014, the Company closed a private placement of 1.0 million shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $2.00 per share for an aggregate purchase price of $2.0 million for the shares.

On July 30, 2014, the Company entered into a credit agreement with Wells Fargo, National Association, for a $5.0 million revolving line of credit (the "Credit Agreement"). The obligation, to repay advances under the Credit Agreement will be evidenced by a committed revolving line of credit note (the “Note”), with a fluctuating interest rate per annum 1.75% above daily one month LIBOR, as in effect from time to time. The Note matures on June 1, 2016, and all borrowings under the Credit Agreement are due and payable on that date. The obligations under the Credit Agreement and the Note are secured by all the assets of the Company and its subsidiaries.

The borrowings under the Credit Agreement are also secured by guarantees provided by a group of affiliated individuals including John Pappajohn, Mark C. Oman, Matt Kinley, Richard Turner and Matthew Thompson and other non-affiliated investors (each a “Guarantor” and collectively, the “Guarantors”). In connection with the guarantees, on July 30, 2014, the Company issued to the Guarantors warrants to purchase an aggregate of 800,000 shares of common stock of the Company at $3.15 per share in consideration of the Guarantors entering into the guarantees in connection with the Credit Agreement. The warrants vest immediately and are exercisable any time prior to their expiration on October 30, 2019.

We believe our current cash balance of $3.6 million, as of June 30, 2014, and our ability to borrow funds under the Credit Agreement will be sufficient to meet our anticipated cash needs for working capital, acquisition activities, capital expenditures and other activities for the foreseeable future, but our continuing losses related to the ancillary network line of business will continue to reduce our available cash. We have reduced our non-variable cost structure, which included a headcount reduction of six full-time employees, to preserve our existing cash balances for strategic investments and acquisition activities. We expect the headcount reduction to generate annual savings of approximately $500,000.

Currently, our capital resources include cash on hand and access to borrowings under our Credit Agreement. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash on hand and access to our Credit Agreement and the potential public issuances of equity securities are sufficient to fund our working capital requirements, acquisition activities and capital expenditures for at least twelve months.

INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended June 30, 2014.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of June 30, 2014 or 2013 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The following are additional risk factors to be read in conjunction with those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013:

Risks Related to Our Urgent and Primary Care Business
We may not be able to implement successfully our growth strategy for our urgent and primary care business on a timely basis or at all, which could harm our business, financial condition and results of operations.

The growth of our urgent and primary care business depends on our ability to open and acquire new centers. Our strategy is to increase the number of our urgent and primary care centers through both acquisition and our opening of new centers. Our ability to acquire and open profitable centers depends on many factors, including our ability to:

•	access capital to fund future acquisitions and preopening expenses;

•	achieve brand awareness in new and existing markets;

•	manage costs, which could give rise to delays or cost overruns;

•	recruit, train, and retain qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other staff in our local markets;

•	obtain favorable reimbursement rates for services rendered at the centers;

•	successfully staff and operate new centers;

•	obtain all required governmental approvals, certificates, licenses and permits on a timely basis;

•	manage delays in the acquisition or opening of centers;

•	compete for appropriate sites in new markets against urgent care, family care, retail clinics, and primary care competitors; and

•	maintain adequate information systems and other operational system capabilities.
Further, additional federal or state legislative or regulatory restrictions or licensure requirements could negatively impact our ability to operate both new and existing centers.
Accordingly, we may not be able to achieve our planned growth or, even if we are able to grow our center base as planned, any new centers may not be profitable or otherwise perform as planned. Failure to implement successfully our growth strategy would likely have an adverse impact on our business, financial condition or results of operations.

The long-term success of our urgent and primary care business is highly dependent on our ability to successfully identify and acquire target centers.

To achieve our growth strategy, we will need to acquire and open new centers and operate them on a profitable basis. We expect this to be the case for the foreseeable future. We take into account numerous factors in identifying target markets where we can enter or expand.

The number and timing of new centers acquired and opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	the identification and availability of attractive sites for new centers and the ability to negotiate suitable lease terms;

•	our ability to successfully identify and address pertinent risks during acquisition due diligence;

•	the preparation of target centers’ financial statements on methods of accounting other than GAAP;

•	the proximity of potential sites to one of our or our competitors’ existing centers;

•	our ability to obtain required governmental licenses, permits and authorizations on a timely basis; and

•	our ability to recruit qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other personnel to staff our centers.

If we are unable to find and secure attractive target centers to expand in existing markets or enter new markets, our revenues and profitability may be harmed, we may not be able to implement our growth strategy and our financial results may be negatively affected.

Our acquisition and opening of centers in new markets exposes us to risks and may require us to develop new business models.

Our growth and profitability depend on our ability to implement our growth strategy by expanding the number of centers we operate in both new and existing markets. We cannot assure you our efforts to expand into new markets, particularly where we do not currently operate, will succeed. To operate in new markets, we may be required to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks.

We may be unable to acquire target centers within our current price ranges. This may reduce the pace of our growth and increase the need for additional debt and equity capital. The patient population of centers we acquire may be loyal to existing ownership, making it difficult to maintain pre-closing revenue and profit levels. The re-branding of acquired centers may have an adverse market effect in local communities. Integrating existing operations into our model may present unanticipated operational challenges. Our brand may not be received as favorably in the local communities as we anticipate.

Growing our business through acquisitions will require additional personnel. There can be no assurance that these demands will not have a material adverse effect on our business, financial condition, and results of operations, nor can there be any assurance that we will be able to attract or retain competent personnel and improve our operational systems sufficiently to support the expansion of our operations.

Also important to our success will be our ability to achieve additional economies of scale in order to improve operating margins. There can be no assurance that we will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Centers we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis. The cost of opening and operating new centers may exceed our budget, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences, and healthcare spending patterns that are more difficult to predict, identify or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets and after closing acquisitions to build brand awareness. We may find it more difficult in new markets to hire, and we may not be able to retain and motivate qualified physicians, nurse practitioners, physician assistants, medical technologists and other personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may increase or be higher than anticipated.

As a result, any new or acquired centers may be less successful and may not achieve target profit margins at the same rate or at all. If any steps taken to expand our existing business model into new markets are unsuccessful, we may not be able to achieve our growth objectives and our business, financial condition and results of operations could be adversely affected.

We may require additional capital to fund our expansion, and our inability to obtain such capital could harm our business.

To support our expansion strategy, we must have sufficient capital to continue making investments in new and existing centers. Current funding sources and cash generated by our operations may not be sufficient to allow us to sustain our expansion efforts. If this is the case, we may need additional equity or debt financing to provide the funds required to operate and expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or acquire new centers at our projected rate and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results and may impose restrictions on the manner in which we operate our business. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Furthermore, if we are unable to obtain adequate capital, whether in the form of equity or debt, to fund our business and growth strategies we may be required to delay, scale back or eliminate some or all of our expansion plans, which may have a material adverse effect on our business, operating results, financial condition, or prospects.

The centers that we acquire or open may not meet our expectations.

In general, our growth strategy involves the acquisition and opening of strategically-located centers. Centers that we acquire and open may not meet our revenue or profit targets or may take longer than anticipated to do so. If our acquired or new centers do not perform as planned, our business and future prospects could be harmed. If we are unable to manage successfully the potential difficulties associated with acquiring and opening new centers, we may not be able to capture the efficiencies and opportunities that we expect from our expansion strategy. Our inability to capture expected efficiencies of scale, maintain patient volumes, improve our systems and equipment, continue our cost discipline, and retain appropriate physician and overall labor levels, could have a material adverse effect on our business, financial condition and results of operations.

If we open new centers in existing markets, revenue at our existing centers may be affected negatively.

The catchment area of our centers varies by location and depends on a number of factors, including population density, other available convenient medical services, area demographics and geography. As a result, the opening of a new center in or near markets in which we already have centers could adversely affect the revenues of those existing centers. Existing centers could also make it more difficult to build our patient base for a new center in the same market. We may selectively open new centers in and around areas of existing centers that are operating at or near capacity to serve effectively our patients, but revenue cannibalization between our centers may become significant in the future as competition increases and as we continue to expand our operations. This could adversely affect our revenue growth, which could, in turn, adversely affect our business, financial condition, or results of operations.

We may be required to make capital expenditures in connection with our acquisitions to implement our growth strategy.

In order to maintain brand consistency across our centers, we may need to make significant capital expenditures to the interior and exterior of our centers. This may include making real property improvements and upgrading our medical equipment to serve our patients and remain competitive. Changing competitive conditions or the emergence of significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. Along these lines, if the systems and technology of our target centers differ from those we have chosen to utilize, we may be required to invest significant capital to either convert, terminate, or integrate the varying technology platforms. If we are unable to fund any such investment or otherwise fail to make necessary capital expenditures, our business, financial condition, or results of operations could be materially and adversely affected.

Damage to our reputation or our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We must grow the value of our brand to be successful. We intend to develop a reputation based on the high quality of our medical services, physicians, and operating personnel, as well as on our unique culture and the experience of our patients in our centers. If we do not make investments in areas such as marketing and advertising, as well as the day-to-day investments required for center operations, equipment upgrades, and personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, patient disability or death due to medical malpractice or allegations of medical malpractice, failure to comply with federal, state, or local regulations, including allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation.

Our marketing activities may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness in the communities in which we provide services. As we open and acquire new centers, we expect to undertake aggressive marketing campaigns to increase community awareness about our presence and our service capabilities. We plan to conduct our targeted marketing efforts in neighborhoods through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and various social media. If we are not successful in these efforts, we will have incurred expenses without materially increasing revenue.

The urgent and primary care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base.

The market for providing urgent care and primary care services is highly competitive, and all of our centers face and will face competition, in varying degrees, from existing walk-in clinics, hospital emergency rooms, private doctors’ offices, freestanding emergency centers, independent laboratories, occupational medicine clinics, and hospital- and payor-supported urgent care facilities. We compete with national, regional, and local enterprises, some of which have greater financial and other resources available to them, greater access to physicians or greater access to potential patients. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as varying appointment opportunities. We also compete on the basis of our multistate, regional footprint, which we believe will be of value to both employers and third-party payors. As a result of the differing competitive factors within the markets in which we operate and will operate, the individual results of our centers may be volatile. If we are unable to compete effectively with any of these entities or groups we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to recruit and retain qualified physicians and other healthcare professionals.

Our success depends upon our ability to recruit and retain qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other staff. There is currently a national shortage of certain of these healthcare professionals. To the extent a significant number of physicians within an individual community or market decide to partner with competing urgent care or primary care providers or hospitals and not with us, we may not be able to operate our centers in such community. We face competition for such personnel from existing operators, hospital systems, entrepreneurial start-ups, and other organizations. This competition may require us to enhance wages and benefits to recruit and retain qualified personnel. Our inability to recruit and retain these professionals could have a material adverse effect on our ability to grow or be profitable.

We may not be able to prohibit or limit our physicians and other healthcare professionals from competing with us in our local markets.

In certain states in which we operate or intend to operate, non-compete, non-solicitation, and other negative covenants applicable to employment or ownership are judicially or statutorily limited in their effectiveness or are entirely unenforceable against physicians and other healthcare professionals. As a result, we may not be able to protect our operational processes, procedures, and general trade secrets or limit insiders from using competitive information against us or competing with us, which could have a material adverse effect on our ability to remain competitive.

We may be unable to enter into or maintain contracts on favorable terms with commercial payors.

A significant portion of our existing net patient service revenue is derived from nongovernmental, third- party payors, or commercial payors, such as managed care organizations, commercial insurance providers and employer- sponsored healthcare plans. These commercial payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements include fee-for-service, preferred provider organizations and health maintenance organizations, as well as prepaid and discounted medical service packages and capitated, or fixed fee, contracts. Rates for health maintenance organization benefit plans are typically lower than those for preferred provider organizations or other benefit plans that offer broader provider access.

There is often pressure to renegotiate reimbursement levels, including, in particular, in connection with changes to Medicare. Typically, commercial payors reimburse us based upon contracted discounts to our established base rates. If managed care organizations and other commercial payors reduce their rates or we were to experience a significant shift in our revenue mix toward Medicare or Medicaid reimbursements, then our revenue and profitability would be adversely affected and our operating margins would be reduced. Commercial payors often demand discounted fee structures, and the trend toward consolidation among commercial payors tends to increase their bargaining power over fee structures. Because some commercial payors rely on all or portions of Medicare fee schedules to determine payment rates, changes to government healthcare programs that reduce payments under these schedules may negatively impact payments from commercial payors. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial payors. For example, some of our competitors may negotiate exclusivity provisions with commercial payors or otherwise restrict the ability of commercial payors to contract with us. We may be excluded from participating in commercial payor networks, making it more expensive for certain patients to receive treatment at our centers. Our results of operations will depend, in part, on our ability to retain and renew managed care contracts as well as enter into new managed care contracts on terms favorable to us. Our inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

As various provisions of the Patient Protection and Affordable Care Act, or ACA, are implemented, commercial payors may increasingly demand fee reductions. In addition, there is a growing trend for commercial payors to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our centers. Patient volumes could be negatively impacted if we are unable to enter into or maintain acceptable contracts with such commercial payors, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Government healthcare programs may reduce reimbursement rates.

Any change in the laws, regulations, or policies governing reimbursements could adversely affect reimbursement rates and our operations and financial condition. Furthermore, if due to an allegation of fraud or any other reason one or more of our physicians or other licensed healthcare providers are no longer entitled to bill and receive payment for services rendered to patients whose treatment is paid in whole or in part by a governmental payor, our revenue may be negatively impacted, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

If payments from commercial or governmental payors are significantly delayed, are reduced or eliminated, our business, prospects, results of operations and financial condition could be adversely affected.

We depend upon compensation from third-party payors for the services provided to patients in our centers. The amount that our centers receive in payment for their services may be adversely affected by factors we do not control, including state regulatory changes, cost-containment decisions and changes in reimbursement schedules of third-party payors and legislative changes. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

Additionally, the reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments by third-party payors may be difficult or cost prohibitive to appeal, and such changes could materially reduce the actual amount we receive from those payors. Delays and uncertainties in the reimbursement process may be out of our control and may adversely affect us.

Significant changes in our payor mix resulting from fluctuations in the types of patients seen at our centers could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our results may change from period to period due to fluctuations in payor mix or other factors relating to the type of treatment performed by physicians at our centers. Payor mix refers to the relative amounts we receive from the mix of persons or entities that pay or reimburse us for healthcare services. Because, we generally receive relatively higher payment rates from commercial payors than from governmental payors or self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or patients whose treatment is paid in whole or part by a governmental payor, which could occur for reasons beyond our control, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to bill timely or accurately for our services could have a negative impact on our net revenues, bad debt expense, and cash flow.

Billing for our services is often complex and time consuming. The practice of providing medical services in advance of payment or prior to assessing a patient's ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Billing requirements that must be met prior to receiving payment for services rendered often vary by payor. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement is typically dependent on our providing the proper procedure and diagnosis codes.

Additional factors that could affect our collections for the services we render include:

•	disputes among payors as to which party is responsible for payment;

•	variations in coverage among various payors for similar services;

•	the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties;

•	the institution of new coding standards; and

•	failure to properly credential our providers to enable them to bill various payors.

The complexity associated with billing for our services causes many delays in our cash collections, resulting in increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debt expense.

A successful challenge by tax authorities to our treatment of certain healthcare providers as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

Certain of our physicians and other licensed healthcare providers are engaged as independent contractors by our state-level operating subsidiaries. Because these personnel are treated as independent contractors rather than as employees, our state-level operating subsidiaries do not (i) withhold federal or state income or other employment related taxes from their compensation, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. Although we have contracts with these physicians and other licensed healthcare providers obligating them to pay these taxes and other costs, if a challenge to our treatment of these physicians and other licensed healthcare providers as independent contractors by federal or state authorities were successful and they were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these physicians and other personnel and, have a material adverse effect on our business, financial condition and results of operations.

Our centers, currently located only in Georgia, make us particularly sensitive to regulatory, economic, and other conditions in that state.

Our current centers are located in Georgia. If there were an adverse regulatory, economic or other development in that state, our patient volume could decline, our ability to operate our centers under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business is seasonal, which impacts our results of operations.

Our centers’ patient volumes are sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks can vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

We could be subject to lawsuits for which we are not fully insured.

Healthcare providers have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Some of these lawsuits involve large claim amounts and substantial defense costs. We generally procure professional liability insurance coverage for our affiliated medical professionals and professional and corporate entities. We are currently insured under policies in amounts management deems appropriate, based upon the nature and risk of our business. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available with sufficient limits and at reasonable cost to insure us adequately and economically in the future. One or more successful claims against us not covered by, or exceeding the coverage of, our insurance could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, in the normal course of our business, we may be involved in other types of lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage. The outcome of these matters could have a material adverse effect on our financial position, results of operations, and cash flows.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance providers.

We maintain insurance coverage for our centers through various third-party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, we may be responsible for those losses if the insurance coverage is inadequate or the insurer rejects our claim for payment. Furthermore, for our losses that are insured or reinsured through commercial insurance providers, we are subject to the financial viability of those insurance companies. Although we believe our commercial insurance providers are currently creditworthy, they may not remain so in the future.

The healthcare industry is heavily regulated industry, and if we fail to comply with these laws and government regulations we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors, patients and clients, our marketing activities and other aspects of our operations. If we fail to comply with these laws we could be exposed to civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from government healthcare programs. Any action against us for violation of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Our physicians and other licensed healthcare providers, are also subject to ethical guidelines and operating standards of professional and private accreditation agencies.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future, and these changes may materially and adversely affect our business. Furthermore, a review of our business by regulatory or accreditation authorities could result in determinations that could adversely affect our operations.

Our urgent and primary care centers are and will be subject to numerous statutes and regulations in the states in which we operate or intend to operate, and the failure to comply with these laws and regulations could result in civil or criminal sanctions.

The operation of urgent and primary care centers subjects us, and will subject us, to many state laws and regulations. In general, states, whether directly or through boards, agencies or other delegated authorities, regulate the ownership and dispensing of controlled substances, the retention and storage of medical records, patient privacy and protection of health information, the licensure of healthcare providers, and the clinical supervision by physicians of nurse practitioners and physicians assistants. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

Additional regulation of centers such as ours has been proposed in several states. The adoption of any such regulations in the states in which we operate or intend to operate could force us to change our operational or transactional approach or lead to a finding by regulators that our centers do not meet legal requirements. We may be subject to criminal prosecution, regulatory fines, penalties or other sanctions if our operations or centers are found to not comply with applicable laws and regulations. In addition, we may be required to refund all funds received from patients and third-party payors during the period of noncompliance.

State regulation of the expansion of urgent and primary care centers could prevent us from reaching our expansion objectives.

Many states have certificate of need programs that require some level of prior approval for the development, acquisition or expansion of certain healthcare facilities. Although the state where our current centers operate do not require that we obtain a certificate of need to acquire or operate our centers, in the event we choose to acquire or open centers in a state that does require such approval, we may be required to obtain a certificate of need before the acquisition or opening occurs. If we are unable to obtain such approvals, we may not be able to move forward with the planned activity.

Only a few states, including Florida, currently require the licensure of centers such as ours. The lack of a specific licensure process for our centers in the vast majority of states may lead state legislators or regulators to regulate aggressively the growth of our industry, potentially seeking to treat our industry in a manner similar to hospitals or freestanding emergency departments. Further, the growing number of urgent care centers and freestanding emergency departments may lead to legislation or regulations requiring us to change substantially our operations or cease our operations in that state entirely. Any such requirements could have a material adverse effect on our prospects and growth strategy.

Our urgent and primary care centers are subject to comprehensive laws and regulations that govern the manner in which we bill and are paid for our services by third-party payors, and the failure to comply with these requirements can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

A substantial portion of our urgent and primary care services are paid for by commercial payors and governmental payors. These third-party payors typically have differing and complex billing and documentation requirements. If we fail to meet these requirements, we may not be paid for our services or payment may be substantially delayed or reduced.

Numerous state and federal laws also apply to our claims for payment, including but not limited to (i) "coordination of benefits" rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) "reassignment" rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Third-party payors carefully monitor compliance with these and other applicable rules. Our failure to comply with these rules could result in our obligation to refund amounts previously paid for such services or non-payment for our services.

Additionally, on January 16, 2009, the United States Department of Health and Human Services, or HHS, released the final rule mandating that providers covered by the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, including our centers, must implement the International Classification of Diseases (10th Edition), or ICD-10, for medical coding on October 1, 2013. Although the deadline for implementation of ICD-10 codes has been delayed until October 15, 2015, the ICD-10 codes will require significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than with ICD-9 codes. We may incur additional costs to implement these changes.

If we are found to have violated any of these or any of the other laws or regulations which govern our activities, the resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Changes in the rates or methods of third-party reimbursements may adversely affect our urgent and primary care revenue and operations.

A substantial portion of our urgent and primary care revenue is derived from direct billings to patients and third- party payors. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a material adverse effect on our revenue and financial results. Reimbursement rates can vary depending on whether our center is an in-network or out-of-network provider. Each of our centers may be out-of-network for some patients. When acting as an out-of-network provider, reimbursement rates may be lower, co-payments may be higher and we may have problems complying with the billing requirements of certain third-party payors. Additionally, the continued implementation of the ACA could result in substantial changes in coverage and reimbursement, including changes in coverage and amounts paid by private payors, which could have an adverse impact on our revenue from those sources.

Recent healthcare reform legislation and other changes in the healthcare industry could adversely affect our business, financial condition and results of operations.

The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the ACA into law, which made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Because of the continued uncertainty about the implementation of various provisions of the ACA, we cannot predict with any certainty the impact of the ACA on our business model, prospects, financial condition or results of operations. Also, Congress and state legislatures may continue reviewing and assessing alternative healthcare delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the healthcare system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition or results of operations.

If we are required to restructure our arrangements with physicians because of current or future laws, we may incur additional costs, lose contracts and suffer a reduction in net revenue.

Various laws bear on our relationships with the physicians staffing our urgent and primary care centers. Authorities in some states could find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment, but they may also prevent the sharing of professional services income with non-professional or business interests. Approximately 30 states have some form of corporate practice of medicine restrictions, and, as we continue to expand into new markets, our current business model may implicate these restrictions. The state in which we currently operate, Georgia, has adopted certain corporate practice of medicine restrictions against corporations. Although we believe we are currently in material compliance with applicable law, including with respect to the corporate practice of medicine and fee-splitting, regulatory authorities or other parties, including our affiliated physicians, may assert that, our state-level operating subsidiaries are impermissibly engaged in the practice of medicine. In that event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to modify our organizational structure, any of which could have a material adverse effect on our business and our ability to execute our growth strategy. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such debt or require the refinancing of such debt.

We are subject to the data privacy, security and breach notification requirements of HIPAA and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions.

As required by HIPAA, HHS has adopted standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by "covered entities." The Company and each of our centers is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we are in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information, or PHI, or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

The Health Information Technology for Economic and Clinical Health Act, or HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties but also to unauthorized internal access to or use of such PHI.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1.5 million in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to "willful neglect" may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity's compliance record.
State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA or similar state laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.
States may also impose restrictions related to the confidentiality of personal information that is not considered PHI under HIPAA, including certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

Our centers participate in the federal Medicare program, and, as a result, we must comply with a number of additional federal regulatory requirements.

Our centers participate as providers the federal Medicare program. As participants in the Medicare program, we are directly subject to certain federal regulatory requirements, including Section 1877 of the Social Security Act, commonly known as the Stark Law, and Section 1128B(b) of the Social Security Act, commonly known as the Anti-Kickback Statute. Furthermore, the Medicare program is particularly susceptible to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements.
Since 1992, Medicare has paid for the “medically necessary” services of physicians, nonphysician practitioners, and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. The resulting relative value units, or RVUs, are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

The Centers for Medicare & Medicaid Services, or CMS, is required to limit the growth in spending under the physician fee schedule by a predetermined sustained growth rate, or SGR. If implemented as mandated, the SGR would result in significant payment reductions under the physician fee schedule. Every year since 2003, Congress has delayed application of the SGR, but we cannot predict with certainty whether it will continue to do so. Congress most recently delayed application of the SGR in the Protecting Access to Medicare Act of 2014, or PAMA, which became effective on April 1, 2014. In March of 2014 (prior to the passage of PAMA), CMS announced that the estimated physician fee schedule update for 2014 would be reduced by 20.9% due to the SGR formula. PAMA provides for the continuation of the 0.5% reimbursement increase to the physician payment schedule through December 31, 2014 (originally provided under the Pathway for SGR Reform Act of 2013), and also provides for no change to the physician fee schedule through March 31, 2015. Although several recent legislative proposals have sought to impose permanent or semi- permanent solutions to the SGR reductions, we cannot predict with certainty whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

Furthermore, PPACA reduces annual payment updates for certain providers and reduces Medicare payments for certain procedures, and the Budget Control Act of 2011, or BCA, requires automatic spending reductions for each fiscal year through 2021. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013 and has recently been extended for an additional two years beyond the original expiration date of 2021.

We are subject to CMS’ Recovery Audit Contractor program.

Any overpayment received from Medicare is considered a debt owed to the federal government. CMS is required to collect all overpayments on a timely basis, and failure to promptly return an overpayment may form the basis for a false claims action against the provider.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced on a trial basis the use of recovery audit contractors, or RACs, for the purpose of identifying and recouping Medicare overpayments and underpayments. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim, and are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments they identify and collect.

A Medicare administrative contractor, or MAC, may suspend Medicare payments to a provider if it determines that an overpayment has occurred. When a Medicare claim for payment is filed, the MAC will notify the patient and the provider of its initial determination regarding reimbursement. The MAC may deny the claim for one of several reasons, including the lack of necessary information or lack of medical necessity for the services rendered. Providers may appeal any denials for claim payments.

Any such reviews under the RAC program or denials by the MAC could have a material adverse effect on our results of operations.

We are subject to the Anti-Kickback Statute, Stark Law, False Claims Act and analogous provisions of applicable state laws.

Anti-Kickback Statute

The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

Because we currently accept funds from governmental health programs, we are and will be subject to the Anti- Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

Stark Law

The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an ownership or investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include, among others, laboratory and imaging services and the provision of durable medical equipment. Some states have self-referral laws similar to the Stark Law for Medicaid claims and commercial claims.

We have entered into several types of financial relationships with physicians who staff our urgent and primary care centers, including compensation arrangements. We believe that the compensation arrangements under our employment agreements and independent contractor agreements satisfy one or more exceptions to the Stark Law. Although we believe that the compensation provisions included in our physician agreements, which are the result of arm’s length negotiations, result in fair market value payments for medical services rendered or to be rendered, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors.
The ownership of our stock by any of our employed or contracted physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders' equity exceeds $75 million at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our employed or contracted physician owns our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, exclusion from Medicare [and Medicaid] program[s], and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

False Claims Act

The federal False Claims Act, or FCA, prohibits providers from, among other things, knowingly submitting false claims for payments to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that results from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws.

If we fail to effectively and timely implement electronic health record systems, our operation could be adversely affected.

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in FFY 2015, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or altogether new applications. In connection with our implementation and conversions, we have incurred capitalized costs and additional training and implementation expenses.

If we fail to comply with laws and regulations related to the protection of the environment and human health and safety, we could incur substantial penalties and fines.

We are subject to various federal, state and local and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generations and disposal of hazardous materials. We also plan to acquire ownership in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate, including contamination caused by prior owners or operators of such sites, abutters or other persons, and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 14, 2014	By:	/s/ Richard W. Turner
Richard W. Turner
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2014	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer)