Form 10-Q
period 2014-09-30
American Caresource Holdings, Inc.
filed 2014-11-14
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock of registrant outstanding on November 14, 2014 was 6,758,798.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$6,763	$6,493	$17,742	$20,541
Operating expenses:
Provider payments	3,929	4,811	11,562	15,539
Salaries, wages, benefits and taxes	2,398	1,314	5,487	4,050
Professional fees	510	256	1,310	1,101
Ancillary network administrative fees	278	265	805	853
Other	1,041	513	2,346	1,905
Depreciation and amortization	235	192	628	615
Total operating expenses	8,391	7,351	22,138	24,063

Operating loss	(1,628)	(858)	(4,396)	(3,522)

Interest (income) expense:
Interest (income) expense	28	(6)	37	(21)
Amortization of deferred financing costs	154	—	154	—
Unrealized gain on warrant liability	(130)	—	(130)	—
Total interest (income) expense	52	(6)	61	(21)

Loss before income taxes	(1,680)	(852)	(4,457)	(3,501)
Income tax provision (benefit)	(226)	6	(225)	17
Net loss	$(1,454)	$(858)	$(4,232)	$(3,518)

Loss per basic and diluted common share	$(0.22)	$(0.15)	$(0.67)	$(0.62)

Basic and diluted weighted average common shares outstanding	6,745	5,716	6,290	5,711

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,462	$6,207
Accounts receivable, net	3,174	1,977
Prepaid expenses and other current assets	460	357
Deferred income taxes	6	6
Total current assets	6,102	8,547

Property and equipment, net	2,527	1,236

Other assets:
Deferred income taxes	215	215
Deferred financing costs	1,536	—
Other non-current assets	538	391
Intangible assets, net	1,585	640
Goodwill	4,822	—
	$17,325	$11,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to service providers	$2,128	$1,865
Accounts payable and accrued liabilities	2,246	1,056
Notes payable	927	—
Capital lease obligations	72	—
Total current liabilities	5,373	2,921

Long-term liabilities:
Revolving line of credit	2,834	—
Notes payable	799	—
Capital lease obligations	517	—
Warrant derivative liability	1,560	—
Total long-term liabilities	5,710	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 6,754 and 5,713 shares issued and outstanding in 2014 and 2013, respectively.	67	57
Additional paid-in capital	25,505	23,149
Accumulated deficit	(19,330)	(15,098)
Total stockholders' equity	6,242	8,108
	$17,325	$11,029
See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	5,713	$57	$23,149	$(15,098)	$8,108
Net loss	—	—	—	(4,232)	(4,232)
Non-cash stock-based compensation expense	—	—	366	—	366
Issuance of common stock in private placement transaction	1,000	10	1,990	—	2,000
Contingently issuable shares of common stock upon vesting of restricted stock units	41	—	—	—	—
Balance at September 30, 2014	6,754	$67	$25,505	$(19,330)	$6,242

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,232)	$(3,518)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash stock-based compensation expense	366	221
Depreciation and amortization	628	615
Amortization of deferred financing costs	154	—
Unrealized gain on warrant liability	(130)	—
Deferred income taxes	(227)	1
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(650)	709
Prepaid expenses and other assets	(235)	(523)
Accounts payable and accrued liabilities	967	(73)
Due to service providers	263	(1,505)
Net cash used in operating activities	(3,096)	(4,073)

Cash flows from investing activities:
Cost of acquisitions	(5,030)	—
Investment in software development costs	(174)	(199)
Additions to property and equipment	(248)	(11)
Net cash used in investing activities	(5,452)	(210)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	—
Proceeds from revolving line of credit	2,834	—
Payments under notes payable	(17)	—
Payments under capital lease	(14)	—
Proceeds from exercise of equity incentives	—	5
Net cash provided by financing activities	4,803	5

Net decrease in cash and cash equivalents	(3,745)	(4,278)
Cash and cash equivalents at beginning of period	6,207	10,705

Cash and cash equivalents at end of period	$2,462	$6,427

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$25	$63
Cash paid for interest	$36	$—

Supplemental non-cash operating and financing activity:
Warrants issued as deferred financing costs	$1,690	$—
Debt issued as consideration in business combination	$1,308	$—
See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tables in thousands, except per share data)

1. Description of Business and Basis of Presentation

American CareSource Holdings, Inc. (“the Company”, “ACSH”, “we”, “us”, or “our”) operates two lines of business: our urgent and primary care business and our traditional ancillary network business. These lines of business are operated and managed through a shared services function. Through our subsidiaries, we own and operate the healthcare centers offering a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service and also by accepting patients by appointment and on a walk-in basis. The United States healthcare system continues to struggle with challenges relating to access to care, rising costs, the shortage of primary care providers and heavier patient demands resulting from Affordable Care Act mandates.

In early May 2014, we announced our entry into the urgent and primary care market, and subsequently acquired, through our indirect wholly-owned subsidiaries, the following urgent and primary care businesses during 2014 (amounts in thousands):

Business Acquired	State	Sites	Date of Closing	Net Assets Acquired	Consideration paid in Cash	Consideration in Debt
CorrectMed, LLC	Georgia	2	May 8, 2014	$2,680	$2,180	$500
Bay Walk-In Clinic, Inc.	Florida	2	August 29, 2014	2,158	1,500	658
Mid-South Urgent Care, Inc.	Alabama	3	September 12, 2014	1,500	1,350	150

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of these acquisitions and related operating results, our quarterly operating results are not entirely comparable to prior year periods. See Note 2 - Acquisitions.
Our ancillary network business works to help our clients control healthcare costs by offering cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers. We market our services to a number of healthcare companies including third-party administrators insurance companies, large self-funded organizations, various employer groups, and preferred provider organizations. We offer this solution by:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with GAAP have been condensed or omitted.  Balance sheet amounts are as of September 30, 2014 and December 31, 2013 and operating results are for the three and nine months ended September 30, 2014 and 2013, and include all normal and recurring adjustments we consider necessary for the fair, summarized presentation of our financial position and operating results. Operating results of acquired entities are included from the date of acquisition. Certain prior year amounts have been reclassified within the condensed consolidated statement of operations to conform to the current year presentation.  As these are condensed financial statements, readers of this report should, therefore, refer to the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.

Our interim results of operations are not necessarily indicative of results of operations that will be realized for the full fiscal year.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This guidance will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance for the company will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2. Acquisitions

During the nine months ended September 30, 2014, we entered into three transactions supporting our entry into the urgent and primary care market. A summary of the acquisitions is as follows (in thousands):

Acquisition Activity
Business Acquired	State	Site Count	Date of Closing	Net Assets Acquired	Consideration paid in Cash	Consideration in Debt
CorrectMed, LLC	Georgia	2	May 8, 2014	$2,680	$2,180	$500
Bay Walk-In Clinic, Inc.	Florida	2	August 29, 2014	2,158	1,500	658
Mid-South Urgent Care, Inc.	Alabama	3	September 12, 2014	1,500	1,350	150

On May 8, 2014, our wholly-owned subsidiary ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, purchased from CorrectMed, LLC and other sellers substantially all of the assets used in the operation of two urgent care centers located in Locust Grove, Georgia and Decatur, Georgia. The aggregate purchase price was $2.7 million, with $2.2 million paid in cash at closing and the remainder paid by delivery of a promissory note in the principal amount of $500,000. The note bears interest at a fixed rate of 5% per annum. The note matures on May 8, 2015, and all principal and interest is due and payable on that date. The principal amount of the note may be increased or decreased by a working capital adjustment as set forth in the purchase agreement.
On August 29, 2014, our wholly-owned subsidiary ACSH Urgent Care of Florida, LLC, or ACSH Florida, purchased from Bay Walk-In Clinic, Inc. and other sellers substantially all the assets used in the operation of two urgent care centers located in Panama City and Panama City Beach, Florida. The aggregate purchase price was $2.2 million, with $1.5 million paid in cash at closing and the remainder paid by the delivery of three promissory notes in the aggregate principal amount of $700,000. One promissory note in the amount of $200,000 bears simple interest at a rate of 5% per annum. Payment of principal and interest on the note is due in two installments: $110,000 is due and payable on August 29, 2015, and $105,000 is due and payable on August 29, 2016. The principal amount of the note may be increased or decreased by a purchase price adjustment as set forth in the purchase agreement. Another promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum. Payment of principal and interest on this note is due in 24 equal, monthly installments of $8,776.51 beginning on September 30, 2014. The principal amount of this note may be increased or decreased by a purchase price adjustment as set forth in the purchase agreement. A third promissory note in the principal amount of $300,000 is non-interest bearing and is due and payable in 30 equal monthly installments of $10,000 each, beginning on September 30, 2014. Subsequent to the transaction, the promissory notes were reduced approximately $41,900 related primarily to imputed interest and other items. The total consideration is to be adjusted after closing based on, among other things, actual working capital levels.
On September 12, 2014, our wholly-owned subsidiary ACSH Urgent Care Holdings, LLC or ACSH Urgent Care, purchased from Jason C. Junkins, M.D. all of the issued and outstanding shares of common stock of Mid-South Urgent Care, Inc., which operates an urgent care, walk-in medical business at three urgent care centers located in Alabama. The aggregate purchase price for the transaction was $1.5 million (subject to certain adjustments set forth in the purchase agreement), with $1.35 million paid in cash at closing and the remainder paid by delivery of a promissory note in the principal amount of $150,000. The note is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date.
These transactions are being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final working capital adjustments and valuation of the assets acquired and liabilities assumed. The final valuation for each acquisition is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.
The following table summarizes the consideration paid for the acquisitions consummated during the nine months ended September 30, 2014 and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates. The consideration paid has been adjusted, and may be subject to further adjustment under the respective purchase agreements on account of, among other things, working capital levels existing as of the acquisition dates. These allocations require the significant use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared. The amounts in the table below are presented in thousands.

Acquisition Activity
	CorrectMed, LLC	Bay Walk-In Clinic, Inc.	Mid-South Urgent Care, Inc.	Total
Accounts receivable	$221	$153	$147	$521
Other current assets	27	—	25	52
Property and equipment	1,124	35	178	1,337
Identifiable intangible assets	297	357	408	1,062
Goodwill	1,948	1,690	1,184	4,822
Total assets acquired	3,617	2,235	1,942	7,794
Other liabilities assumed	(937)	(77)	(442)	(1,456)
Net assets acquired	$2,680	$2,158	$1,500	$6,338

The goodwill and other identifiable intangible assets generated from the CorrectMed and Bay Walk-In transactions are deductible for federal income tax purposes. The goodwill and other identifiable intangible assets generated from the Mid-South Urgent Care transaction are not deductible for federal income tax purposes. The Company recorded a deferred tax liability of approximately $227,000 related to the non-deductibility and the basis differences on acquired assets. As a result, the deferred tax asset valuation allowance was reduced $227,000, which is reflected as an income tax benefit on the Consolidated Statement of Operations for the three and nine months ended September 30, 2014.
Approximately $30,000 and $260,000 of transaction costs were incurred related to these acquisition during the three and nine months ended September 30, 2014, respectively. In addition, the Company incurred approximately $43,000 and $206,000 of transaction costs related to other acquisition activity during the three and nine months ended September 30, 2014, respectively.
The following table provides certain pro forma financial information for the Company as if the acquisition of the assets of CorrectMed had occurred on January 1, 2013. Pro forma information for Bay Walk-In and Mid-South Urgent Care was not included as meaningful quarterly data was not attainable.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$6,452	$7,301	$18,555	$23,416
Net loss	(1,507)	(1,234)	(4,608)	(4,394)

Loss per basic and diluted common share	$(0.22)	$(0.22)	$(0.73)	$(0.77)

3. Debt

Revolving line of credit
On July 30, 2014, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, providing for a $5.0 million revolving line of credit, which we refer to as our credit agreement. Our obligation to repay advances under the credit agreement is evidenced by a revolving line of credit note, which we refer to as our credit note, with a fluctuating interest rate per annum 1.75% above daily one month LIBOR, as in effect from time to time. The credit note matures on June 1, 2016, and all borrowings under the credit agreement are due and payable on that date. The obligations under the credit agreement and credit note are secured by all the assets of the Company and its subsidiaries. The credit agreement includes ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.
Borrowings under the Credit Agreement are also secured by guarantees provided by certain officers and directors of the Company and two stockholders of the Company who are not officers or directors. On July 30, 2014, we issued to the guarantors warrants to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. See Note 4 - Warrants.
As of September 30, 2014, we had outstanding borrowings of $2.8 million under our credit agreement, which were recorded as a long-term liability on our consolidated balance sheet as of September 30, 2014. All borrowings were used to finance acquisition activity. The weighted-average interest rate on these borrowings was 1.90%. As of September 30, 2014, we were in compliance with all debt covenants.
Notes Payable
In connection with our acquisition activities during the nine months ended September 30, 2014, our subsidiaries executed and delivered promissory notes to partially finance the transactions. The majority of the promissory notes mature within two years of the respective acquisition dates and provide for the accrual of simple interest at a fixed rate of 5% per annum. One of the promissory notes associated with the Bay Walk-In acquisition was adjusted at closing as a result of the seller entity's working capital levels. Another promissory note associated with the Bay Walk-In acquisition is non-interest bearing and is paid in 30 equal monthly installments. Therefore, the Company has imputed interest by discounting the promissory note with a fixed interest rate of five percent 5% per annum. As payments are made, the principal portion and interest expense are recognized using the interest method. The adjustments on these promissory notes of approximately $41,900 have been treated as a reduction in the consideration paid. See Note 2 - Acquisitions.
The following is a summary of the promissory notes issued in connection with the acquisition activities during the nine months ended September 30, 2014 (in thousands):

	Issue Date	Original Principal Amount	Interest Rate per Annum	Maturity Date
CorrectMed	May 8, 2014	$500	5%	May 7, 2015
Bay Walk-In	August 29, 2014	177	5%	August 28, 2016
Bay Walk-In	August 29, 2014	200	5%	August 28, 2016
Bay Walk-In (discounted at 5%)	August 29, 2014	281	none	March 1, 2017
Mid-South	September 12, 2014	150	5%	September 11, 2016

The following is a summary of all debt as of September 30, 2014:

(In thousands)
Revolving line of credit	$2,834
Promissory notes	1,300
Note payable (1)	426
Less current maturities	(927)
Long-term debt	$3,633

(1) Repayments remaining total $426,000 and is scheduled to be repaid in monthly installments through October 2021. The note is unsecured and interest is at a fixed interest rate of 4.34% per annum, and monthly payments increase 5% every year.
Outstanding debt balances as of September 30, 2014 mature as follows: 2014 - $71,000; 2015 - $929,000; 2016 - $3,217,000; 2017 - $75,000; Thereafter - $268,000
4. Warrants

In connection with the credit agreement guarantees, on July 30, 2014, the Company issued to the guarantors warrants to purchase an aggregate of 800,000 shares of common stock of the Company at $3.15 per share, which is in excess of the closing market price on July 30, 2014. The warrants vest immediately and are exercisable any time prior to their expiration on October 30, 2019.
These stock warrants issued by the Company are considered equity-linked financial instruments that contain a strike price adjustment feature. As a result of this feature, we calculated the fair value of the warrants using the Monte Carlo valuation model. As of the warrant issue date of July 30, 2014, the fair value established was $2.11 per share representing a long term warrant liability and a corresponding deferred financing costs of $1.7 million, respectively. The deferred financing costs are being amortized over the life of the guarantee due to expire on June 1, 2016. During the quarter ended September 30, 2014 we recorded unrealized gains on the warrant liability of approximately $130,000 related to the change in fair value of the warrants and amortized deferred financing cost of approximately $154,000.
The assumptions used in the Monte Carlo valuation model were as follows:

	September 30, 2014	July 30, 2014
Stock price	$2.95	$3.14
Volatility	60.4%	61.5%
Risk-free interest rate	1.80%	1.83%
Exercise price	3.15	3.15
Expected life (years)	5.08	5.25
Number of warrants	800,000	800,000
Common shares per warrant	1.0	1.0

5. Fair Value of Financial Instruments

The warrant liability recorded at fair value on the balance sheet as of September 30, 2014 is categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities is as follows:
Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
 The following table summarizes the warrant derivative liability measured at fair value on a recurring basis as of the dates presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$1,560	$—	$—	$1,560

The following table reflects the activity for the warrant liability measured at fair value using Level 3 inputs for the nine month period ended September 30, 2014:

(In thousands)
Balance as of December 31, 2013	$—
Issuance of warrants	1,690
Unrealized gains related to the change in fair value	(130)
Balance at September 30, 2014	$1,560

In addition, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded values due to the short-term nature of the instruments.  The fair value of capital leases and notes payable approximates their carrying value due to proximity of acquisitions.

6. Capital and Operating Lease Obligations

In conjunction with the acquisitions during the nine months ended September 30, 2014, the Company assumed and entered into various capital and operating leases expiring through September 2021. The following is a schedule of the future required payments under these lease agreements for the years ending December 31:

(in thousands)	Equipment Lease	Building Lease	Total
2014 (remaining 3 months) as of September 30, 2014	$26	$18	$44
2015	70	76	146
2016	70	82	152
2017	47	88	135
2018	24	94	118
Thereafter	6	302	308
Total minimum lease payments	243	660	903
Less interest	(33)	(281)	(314)
	$210	$379	$589

7. Private Placement/Equity

On May 5, 2014, the Company closed a private placement of 1.0 million shares of the Company’s common stock at a purchase price of $2.00 per share for an aggregate purchase price of $2 million for the Shares.

The investors in the offering included John Pappajohn, Mark C. Oman and Matt Kinley, who are each directors of the Company.

8. Revenue Recognition and Concentration of Credit Risk

Urgent and Primary Care

The Company has agreements with governmental and other third-party payors that provide for payments to the Company based on contractual adjustments to the Company's established rates. Net revenue is reported at the estimated net realizable amounts at the time services are rendered from patients, third-party payors and others for services rendered, including estimated contractual adjustments pursuant to agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined. The Company grants credit without collateral to its patients, who consist primarily of local residents insured by third-party payors. A summary of the basis of reimbursement with major third-party payors is as follows:

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

Below is a summary of accounts receivable as of September 30, 2014 and revenues for the three and nine month periods ending September 30, 2014:

(in thousands)
Accounts receivable	$1,272
Less:
Estimated allowance for contractual adjustments	(338)
Accounts receivable, net	$934

(in thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Gross revenue	1,961	$2,867
Less:
Provision for contractual adjustments	(854)	(1,286)
Net revenue	$1,107	$1,581

Ancillary Network

The Company recognizes revenue on the services that we provide, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers, (ii) providing claims management, reporting, processing and payment services, (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the client payors and collections are reasonably assured.  The Company estimates revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

The Company determines whether we are acting as a principal or agent in the fulfillment of the services rendered.  After careful evaluation of the key gross and net revenue recognition indicators, we acknowledge that while the determination of gross versus net reporting is highly judgmental in nature, we have concluded that our circumstances are most consistent with those key indicators that support gross revenue reporting.

Following are the key indicators that support our conclusion that we act as a principal when settling claims for service providers through our contracted service provider network:

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

We have evaluated the other indicators of gross and net revenue recognition, including whether or not the Company has general inventory risk.  The Company does not have any general inventory risk, as our business is not related to the manufacture, purchase or delivery of goods and it does not purchase in advance any of the services to be provided by the ancillary healthcare service providers.  While the absence of this risk would be one indicator in support of net revenue reporting, as described in detail above, the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that our circumstances are most consistent with those key indicators that support gross revenue reporting.

If the Company were to report its ancillary network revenues net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2014, our net revenues would have been approximately $1.7 million and $4.6 million, respectively. For the three and nine months ended September 30, 2013, our net revenues would have been approximately $1.7 million and $5.0 million, respectively.

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

During the three and nine months ended September 30, 2014 and 2013, three of our clients comprised a significant portion of the Company’s revenues.  The following is a summary of the approximate amounts of our revenue and accounts receivable contributed by each of those clients as of the dates and for the periods presented (in thousands):

		Periods ended September 30, 2014					Periods ended September 30, 2013
	As of September 30, 2014	Three Months		Nine Months Ended		As of September 30, 2013	Three Months		Nine Months Ended
	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
HealthSmart Preferred Care II, L.P.	$876	$1,938	34%	$5,483	34%	$480	$1,048	17%	$4,843	24%
HealthSCOPE Benefits, Inc.	163	293	5	1,352	8	179	940	15	2,060	10
HealthMarkets, Inc.	231	609	11	1,471	9	165	800	13	2,338	11
All Others	1,324	2,871	51	8,015	50	1,348	3,653	58	11,582	56
Allowance for Uncollectable Receivables/Provision for refunds	(354)	(55)	(1)	(161)	(1)	(449)	(175)	(3)	(282)	(1)
	$2,240	$5,656	100%	$16,160	100%	$1,723	$6,266	100%	20,541	100%

9. Segment Reporting

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

Consolidated assets, by segment and shared services, as of the periods presented are as follows (in thousands):

	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated

September 30, 2014	$8,128	$4,559	$4,638	$17,325
December 31, 2013	—	4,404	6,625	11,029

Consolidated statements of operations by segment for the respective quarter and nine months ended are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Urgent and primary care	$1,107	$—	$1,581	$—
Ancillary network	5,656	6,493	16,161	20,541
Total revenue	$6,763	$6,493	$17,742	$20,541

Operating income:
Urgent and primary care	$8	$—	$79	$—
Ancillary network	421	208	598	179
Total segment operating income	$429	$208	$677	$179

The reconciliation of reportable segment operating income (loss) to the Company's consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment operating income	$429	$208	$677	$179
Less (add):
Shared services	1,542	756	3,462	2,600
Severance charges	—	—	108	216
Non-recurring transactions costs	73	50	471	50
Interest expense (income)	52	(6)	61	(21)
Depreciation and amortization expense	235	192	628	615
Non-cash stock-based compensation expense	169	68	366	220
Other	38	—	38	—
Loss before income taxes	$(1,680)	$(852)	$(4,457)	$(3,501)

10. Earnings (Loss) Per Share

For purposes of this calculation, outstanding stock options, stock warrants, and unvested restricted stock units are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.  For all periods presented all equivalent units outstanding were anti-dilutive.  As of September 30, 2014, options to purchase approximately 1,295,000 shares of common stock, warrants to purchase 822,222 shares of common stock and approximately 114,700 unvested restricted stock units were excluded from the calculation as their impact would be anti-dilutive.

11. Goodwill, Other Intangible Assets and Software Development Costs

Intangibles acquired in the urgent and primary care transactions are comprised of the following intangible assets:

•	patient base - relationships with primary-care patients that drive volume into the acquired centers and results in a repeatable revenue stream.

•	trade name - ability to utilize the trade name of the acquired assets/business.
The remaining excess purchase price is allocated to goodwill that is not subject to amortization.

Other intangible assets and related accumulated amortization consists of the following as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Gross carrying amount of urgent and primary care intangibles:
Patient base	$949	$—
Licensed trade name	113	—
	1,062	—
Accumulated amortization	(21)	—
Urgent and primary care intangibles, net	1,041	—

Gross carrying amount of other intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,805)	(1,709)
Other intangibles, net	544	640
Total intangibles, net	$1,585	$640
Total amortization expense recorded related to intangibles was approximately $48,000 and $117,400 during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, approximately $32,000 and $96,000 of total amortization expense related to intangibles was recorded. No amortization expense related to urgent and primary care intangibles was recorded in the same periods in 2013.
The allocation of urgent and primary care intangible assets is summarized in the following table (in thousands):

	September 30, 2014
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$4,822	none	$—
Amortizable intangibles:
Patient base	949	5 years	(17)
Licensed trade name	113	3 years	(4)

Estimated annual amortization expense relating to urgent and primary care intangibles is as follows (in thousands):

Years ending December 31,
2014 (remaining 3 months)	$63
2015	228
2016	227
2017	214
2018	190
Thereafter	119

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
During the three and nine months ended September 30, 2014, the Company capitalized approximately $36,000 and $174,000, respectively. During the three and nine months ended September 30, 2013, the Company capitalized approximately $23,000 and $199,000, respectively.

12. Related Party Transactions

On January 10, 2014, the Company entered into an arrangement with Equity Dynamics, Inc. for monthly strategic consulting services. Such services include acquisition activities and the securing of debt financing. As part of the arrangement, Equity Dynamics, Inc. will receive a monthly fee of $10,000 for performance of such consulting services. Equity Dynamics, Inc. is a company owned by John Pappajohn and Matt Kinley serves as its Executive Vice-President. Mr. Pappajohn and Mr. Kinley are both members of our Board of Directors.

During the three and nine months ended September 30, 2014, the Company incurred expenses of $30,000 and $90,000, respectively, for the consulting services described above payable to Equity Dynamics, Inc. This expense is included in professional fees within the Consolidated Statement of Operations.

In addition, see discussion of other related party transactions in Note 4 - Warrants and Note 7 - Private Placement/Equity.

13. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events.

On October 1, 2014, we entered into a management services agreement with HealthSmart Preferred Care II, L.P., or HealthSmart. HealthSmart is a comprehensive benefits management company and is the largest independent administrator of health plans for self-funded employers in the United States. HealthSmart has several provider networks that include hospitals, physicians and other healthcare providers and facilities. It contracts with over 600,000 providers across the United States and tailors its various provider network solutions to meet its customers’ needs and to help control their healthcare costs. In addition, HealthSmart provides claims and benefits administration, pharmacy benefits management services, business intelligence, onsite employer clinics and care management. Under the management services agreement, HealthSmart has assumed responsibility for the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart. As part of the management arrangement, HealthSmart hired substantially all of our ancillary network business employees, purchased substantially all of our furniture, fixtures and equipment located in our Dallas, Texas office and assumed our lease for that office. As a result of this arrangement, we no longer employ the workforce of our ancillary network business. Under the management services agreement, HealthSmart operates our ancillary network business for a fee equal to the sum of 120% of the direct costs incurred by HealthSmart in providing management services and of the monthly net profit derived from the operation of our ancillary network business. During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment and rent. The initial term of the management services agreement is three years, and it renews annually thereafter for one-year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

At any time after the two year anniversary, and during the remaining term of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6.5 million less the aggregate sum of net profit received by us since the beginning of the management arrangement. Consummation of the transaction will be subject to the satisfaction of certain conditions. In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line following completion of that transaction. If for any reason the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, seek to sell that business on the most favorable terms we are able to obtain or phase out that line of business.

On October 29, 2014, our wholly-owned subsidiary ACSH Service Center, LLC, or ACSH Service Center, entered into a lease, commencing on November 1, 2014, with John Hancock Life Insurance Company (U.S.A.), a wholly-owned subsidiary of Manulife Financial Corporation, of office space in Atlanta, Georgia with an initial term of 66 months. Under the lease, the rent to be paid increases from $29.75 per square foot in the year one of the lease to $33.65 in year six of the lease. The lease allows for nine-months of rent abatement and a tenant improvement allowance that may be utilized to offset rent amounts payable. The Company has the option to renew the term for an additional five years.

On October 29, 2014, ACSH Georgia, LLC purchased from Thinh D. Nguyen, M.D. and Han C. Phan all of the issued and outstanding membership interests of MedHelp, LLC, a Georgia limited liability company which operates an urgent care, walk-in medical business in Alpharetta, Georgia. The aggregate purchase price for the transaction was $880,000, (subject to certain adjustments set forth in the purchase agreement), with $780,000 paid in cash at closing and remainder paid by the delivery of a promissory note in the amount of $100,000. The outstanding balance of the principal and interest (accruing at a rate of 5% per annum) under the promissory note is payable in full on the one-year anniversary of the closing date.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date this document was prepared.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable securities laws and regulations, the Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management’s discussion and analysis provides a review of the Company’s operating results for the three and nine months ended September 30, 2014 and its financial condition at September 30, 2014.  The focus of this review is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.  Operating results from acquisitions are included from date of acquisition through September 30, 2014. This review should be read in conjunction with the accompanying unaudited consolidated financial statements and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We operate two lines of business: our urgent and primary care business and our traditional ancillary network business. These lines of business are operated and managed through shared services.

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

For centers in which we maintain contracts for both urgent care and primary care services, we generally treat and bill walk-in patients under urgent care contracts and appointment-based patients under primary care contracts. The scope of care rendered in the urgent care and primary care contexts are generally the same, although we anticipate that the urgent care service line may include the performance of additional procedures and may involve a higher acuity in patient visits. Where we are able, we dispense limited quantities of medication to patients at our centers.

The U.S. healthcare system continues to struggle with challenges relating to access to care, rising costs, the shortage of primary care providers and heavier patient demands resulting from Affordable Care Act mandates. We believe that urgent and primary care centers are now and will continue to be, a meaningful part of the solution and an essential part of the delivery of healthcare services in the communities in which we operate.

We intend to grow the urgent and primary care business through the acquisition of existing centers and by opening new centers in the areas surrounding those we acquire on an opportunistic basis. We are primarily focused in the southeastern United States, but are also interested in strategically-located centers in other select states.

Ancillary Network

Our network business offers cost containment strategies to our clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  This service is marketed to a number of healthcare companies including third party administrators, insurance companies, large self-funded organizations, various employer groups and preferred provider organizations.  We offer payors this solution by:

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes):

	Third Quarter
	2014				2013				Change
(in thousands)	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$		%
Net revenues	$1,107	$5,656	$—	$6,763	$—	$6,493	$—	$6,493	$270		4.2%
Operating expenses:
Provider payments	—	3,929	—	3,929	—	4,811	—	4,811	(882)		(18.3)%
Salaries, wages, benefits and taxes	773	793	832	2,398	—	869	445	1,314	1,084	—	82.5%
Professional fees	23	12	475	510	—	89	167	256	254	—	99.2%
Ancillary network administrative fees	—	278	—	278	—	265	—	265	13	—	4.9%
Depreciation and amortization	81	154	—	235	—	192	—	192	43	—	22.4%
Other	303	238	500	1,041	—	272	241	513	528	—	102.9%
Total operating expenses	1,180	5,404	1,807	8,391	—	6,498	853	7,351	1,040	—	14.1%

Interest (income) expense:
Interest (income) expense	27	—	1	28	—	—	(6)	(6)	34		566.7%
Amortization of deferred financing costs	—	—	154	154	—	—	—	—	154	—	n/m
Unrealized gain on warrant liability	—	—	(130)	(130)	—	—	—	—	(130)	—	n/m
Total interest (income) expense	27	—	25	52	—	—	(6)	(6)	58		(966.7)%

Loss before income taxes	(100)	252	(1,832)	(1,680)	—	(5)	(847)	(852)	(828)		(97.2)%
Income tax provision (benefit)	—	1	(227)	(226)	—	6	—	6	232		(3,866.7)%
Net loss	$(100)	$251	$(1,605)	$(1,454)	$—	$(11)	$(847)	$(858)	$(596)		(69.5)%

	Nine Months
	2014				2013				Change
(in thousands)	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$		%
Net revenues	$1,581	$16,161	$—	$17,742	$—	$20,541	$—	$20,541	$(2,799)		(13.6)%
Operating expenses:
Provider Payments	—	11,562	—	11,562	—	15,539	—	15,539	(3,977)		(25.6)%
Salaries, wages, benefits and taxes	1,038	2,598	1,851	5,487	—	2,653	1,397	4,050	1,437	—	35.5%
Professional Fees	23	71	1,216	1,310	—	367	734	1,101	209	—	19.0%
Ancillary network administrative fees	—	805	—	805	—	853	—	853	(48)	—	(5.6)%
Depreciation and amortization	122	506	—	628	—	615	—	615	13	—	2.1%
Other	441	697	1,208	2,346	—	1,026	879	1,905	441	—	23.1%
Total operating expenses	1,624	16,239	4,275	22,138	—	21,053	3,010	24,063	(1,925)	—	(8.0)%

Interest (income) expense:
Interest (income) expense	43	—	(6)	37	—	—	(21)	(21)	58		276.2%
Amortization of deferred financing costs	—	—	154	154	—	—	—	—	154	—	n/m
Unrealized gain on warrant liability	—	—	(130)	(130)	—	—	—	—	(130)	—	n/m
Total interest (income) expense	43	—	18	61	—	—	(21)	(21)	82		(390.5)%

Loss before income taxes	(86)	(78)	(4,293)	(4,457)	—	(512)	(2,989)	(3,501)	(956)		(27.3)%
Income tax provision (benefit)	—	2	(227)	(225)	—	17	—	17	242		(1,423.5)%
Net loss	$(86)	$(80)	$(4,066)	$(4,232)	$—	$(529)	$(2,989)	$(3,518)	$(714)		(20.3)%

Urgent and Primary Care

Acquisition Activity

On May 8, 2014, ACSH Georgia purchased from CorrectMed, LLC and other sellers substantially all the assets of two urgent care centers located in Locust Grove, Georgia and Decatur, Georgia. The aggregate purchase price was $2.7 million with $2.2 million paid in cash at closing and the remainder paid by delivery of a promissory note in the principal amount of $500,000. The note bears simple interest at a fixed rate of 5% per annum. The note matures on May 8, 2015, and all principal and interest is due and payable on that date. The principal amount of the note may be increased or decreased by a working capital adjustment as set forth in the purchase agreement.

On August 29, 2014, ACSH Florida purchased from Bay Walk-In Clinic, Inc. and other sellers substantially all the assets of two urgent care centers located in Panama City, Florida and Panama City Beach, Florida. The aggregate purchase price of $2.2 million, with $1.5 million paid in cash at closing and the remainder paid by the delivery of three promissory notes in the aggregate principal amount of $700,000. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum. Payment of principal and interest on this note is due in two installments: $110,000 is due and payable on August 29, 2015, and $105,000 is due and payable on August 29, 2016. The principal amount of the note may be increased or decreased by a purchase price adjustment as set forth in the purchase agreement. Another promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum. Payment of principal and interest on this note is due in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. The principal amount of this note may be increased or decreased by a purchase price adjustment as set forth in the purchase agreement. A third promissory note in the principal amount of $300,000 is non-interest bearing and is due and payable in 30 equal monthly installments of $10,000 each, beginning on September 30, 2014.

On September 12, 2014, ACSH Urgent Care purchased from Jason C. Junkins, M.D. all of the issued and outstanding shares of common stock of Mid-South Urgent Care, Inc., which operates an urgent care, walk-in medical business at three urgent care centers located in Alabama. The aggregate purchase price for the transaction was $1.5 million (subject to certain adjustments set forth in the purchase agreement), with $1.35 million paid in cash at closing and the remainder paid by delivery of a promissory note in the principal amount of $150,000. The note is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date. In connection with the transaction, we entered into a guaranty in favor of Dr. Junkins, pursuant to which we agreed to guarantee all payment and performance obligations of ACSH Urgent Care under the note.

On October 29, 2014, ACSH Georgia purchased from Thinh D. Nguyen and Han C. Phan all of the issued and outstanding membership interests of MedHelp, LLC, a Georgia limited liability company which operates an urgent care, walk-in medical business in Alpharetta, Georgia. The aggregate purchase price for the transaction was $880,000 (subject to certain adjustments set forth in the purchase agreement), with $780,000 paid in cash at closing and the remainder paid by the delivery of a promissory note in the amount of $100,000. The outstanding balance of the principal and interest (accruing at a rate of 5% per annum) under the promissory note is payable in full on the one-year anniversary of the closing date.

We borrowed $3.6 million under the credit agreement to fund the cash portion of the purchase prices for the Bay Walk-In Clinic, Inc., Mid-South Urgent Care, Inc. and MedHelp, LLC acquisitions.

Net Revenues

We have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to the payors' established rates. Net revenue is reported at the estimated net realizable amounts at the time services are rendered from patients, third-party payors and others for services rendered, including estimated contractual adjustments pursuant to agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined.

Our urgent and primary care business, through the seven sites that were operated by us at September 30, 2014, generated net revenues of approximately $1.1 million for the three months ended September 30, 2014 and $1.6 million for the nine months ended September 30, 2014. For the three months ended September 30, 2014, we experienced, in the aggregate, approximately 8,800 patient visits, which resulted in an average of 175 patient visits per day. For the nine months ended September 30, 2014, we experienced in the aggregate approximately 12,800 patient visits, which resulted in an average of 180 patient visits per day. The average reimbursement per patient visit was approximately $126 for the three month period ended September 30, 2014 and $124 for the nine month period ended September 30, 2014.

Salaries, Wages, Benefits and Taxes

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each facility that includes at least one board-certified physician, one or more physicians assistants or nurse practitioners and, at a minimum, one front office staff member on-site at all times. Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the three months ended September 30, 2014, salaries, wages and associated benefits and taxes aggregated approximately 69.8% of net revenue and aggregated approximately 65.7% for the nine month period ended September 30, 2014. For the three months ended September 30, 2014, we made personnel investments at certain sites in preparation for future growth.

Other Operating Expenses

Other operating expenses primarily consist of marketing, facility and operating lease costs, medical and laboratory supplies, radiology fees and facility maintenance, utilities, medical malpractice and other insurance, training and development, travel, office and computer expenses. Our marketing activities are principally focused on building awareness in the community to drive patient volume. We utilize targeted marketing efforts within local neighborhoods, through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and an online/social media presence. For the three and nine months ended September 30, 2014, the Company incurred approximately $29,000 of non-recurring costs related to the acquired sites.

Ancillary Network

Net Revenues

Our net revenues from the ancillary network business are generated from ancillary healthcare service claims.  Revenue is recognized when we bill our client payors for services performed and collection is reasonably assured. We estimate revenues using average historical collection rates.  When estimating collectibility, we assess the impact of items such as non-covered benefits, payments made directly to the service provider by the client payor, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.

There can be variations in revenue from period-to-period due to the demand for various ancillary service specialties by our clients' members. The variations can impact revenue, revenue per claim, collectibility and margins after payments made to the ancillary service providers. Although we focus on attaining the most advantageous contractual rates possible with our clients and ancillary service providers, we have minimal control over the mix of ancillary service specialties billed and the ancillary service providers that are utilized.

During the three and nine months ended September 30, 2014, net revenue declined due to the deterioration of billed claims volume from our legacy clients compared to the same prior year periods. Billed claims volume declined 11.0% during the three months ended September 30, 2014 and 13.5% during the nine months ended September 30, 2014, compared to the same prior year periods. The decline in claims volume was the result of following:

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

The declines in net revenue were partially offset by the contributions of two third-party administrators, which were acquired by our largest client in late-2013 and early-2014. We partnered with our client to quickly and efficiently implement the new books of business in early-2014, which contributed revenue of approximately $1.0 million during the three months ended September 30, 2014 and $2.7 million during the nine months ended September 30, 2014.

Provider payments

Decreases in provider payments of 18.3% for the third quarter ended September 30, 2014 and 25.6% for the nine month period ended September 30, 2014 are consistent with the revenue declines discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted to those that historically contribute higher margins relative to other clients and categories.

Administrative fees

Administrative fees paid to clients as a percent of net revenues were 4.9% for the three months ended September 30, 2014 and 4.1% for the comparable period in 2013. Administrative fees paid to clients as a percent of net revenues were 5.0% for the nine months ended September 30, 2014 and and 4.2% for the comparable period in 2013. The increase is due to a change in mix to clients with higher administrative fees from clients with lower administrative fees, primarily the new clients implemented in the first quarter of 2014.

Professional fees

The decrease in professional fees is primarily the result of strategic sales consulting costs incurred in the three and nine months ended September 30, 2013. Those consulting arrangements were eliminated and there were no similar costs incurred during the same periods in 2014.

Other operating expenses

The decrease in other expenses is primarily the result of less marketing, travel and meals and entertainment incurred in the three and nine months ended September 30, 2014, as compared to the same prior year periods.

Management Services Agreement

On October 1, 2014, we entered into a management services agreement with HealthSmart Preferred Care II, L.P., or HealthSmart. HealthSmart is a comprehensive benefits management company and is the largest independent administrator of health plans for self-funded employers in the United States. HealthSmart has several provider networks that include hospitals, physicians and other healthcare providers and facilities. It contracts with over 600,000 providers across the United States and tailors its various provider network solutions to meet its customers’ needs and to help control their healthcare costs. In addition, HealthSmart provides claims and benefits administration, pharmacy benefits management services, business intelligence, onsite employer clinics and care management. Under the management services agreement, HealthSmart has assumed responsibility for the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart. As part of the management arrangement, HealthSmart hired substantially all of our ancillary network business employees, purchased substantially all of our furniture, fixtures and equipment located in our Dallas, Texas office and assumed our lease for that office. As a result of this arrangement, we no longer employ the workforce of our ancillary network business. Under the management services agreement, HealthSmart will operate our ancillary network business for a fee equal to the sum of 120% of the direct costs incurred by HealthSmart in providing management services and 35% of the monthly net profit derived from the operation of our ancillary network business. During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment and rent. The initial term of the management services agreement is three years, and it renews annually thereafter for one year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

At any time after October 1, 2016 and during the remaining term of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6.5 million less the aggregate sum of net profit received by us since the beginning of the management arrangement. Consummation of the transaction will be subject to the satisfaction of certain conditions currently including shareholder approval of the sale. In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line following completion of that transaction. If for any reason the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either re-assume management of that line of business, seek to sell that business on the most favorable terms we are able to obtain or phase out that line of business.

Shared Services

Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business. Shared services includes the Chief Executive Officer, the Chief Financial Officer, the Chief Information Officer and the executive management team whose time is allocable across both lines of business. The following functions are also included in shared services:

•	finance and accounting;

•	human resources;

•	legal;

•	marketing;

•	information technology; and

•	general administration

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in shared services. As of September 30, 2014, shared services included 17 full-time employees. Because we were organized in one business segment in 2013, there were no shared services for that period. We believe that by centralizing personnel, processes and technology, we will gain the following:

•	lower costs through economies of scale;

•	standardization of processes;

•	common technology platform;

•	reliance by the lines of business for support so that focus is on operations, patients and clients; and

•	scalability.

During the three months ended September 30, 2014, shared services costs included approximately $111,000 of costs related to acquisitions and various strategic initiatives, including the negotiation and finalization of the management services agreement with HealthSmart. Costs incurred consisted primarily of professional fees paid to attorneys and accountants. In addition, shared services costs reflect various marketing investments, which included website development and branding activities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had working capital of $700,000 compared to $5.6 million at December 31, 2013.  Our cash and cash equivalents balance decreased to $2.5 million as of September 30, 2014 compared to $6.2 million at December 31, 2013. We continued to experience a decline in claims volume and related revenue in our ancillary network business, resulting in a net loss during the nine months ended September 30, 2014, which expended cash despite our cost containment measures. The table below reconciles the loss before income taxes to the net decrease in cash for the nine months ended September 30, 2014.

Loss before income taxes	$(4,457)
Cost of acquisitions	(5,030)
Borrowings from revolving line of credit	2,834
Proceeds from issuance of common stock	2,000
Depreciation and amortization	628
Non-cash stock-based compensation expense	366
Capital expenditures	(462)
Other working capital changes	376
Decrease in cash for the nine months ended September 30, 2014	$(3,745)

During the nine months ended September 30, 2014, we completed three acquisitions of urgent and primary care centers and related assets in the states of Georgia, Florida and Alabama. The total cash investment in the acquisitions was $5.0 million.

On May 5, 2014, we closed a private placement of 1.0 million shares of our common stock, par value $0.01 per share, at a purchase price of $2.00 per share for an aggregate purchase price of $2.0 million for the shares.

On July 30, 2014, we entered into a credit agreement with Wells Fargo, National Association, or Wells Fargo, for a $5.0 million revolving line of credit, which we refer to as our credit agreement. Our obligation to repay advances under the credit agreement is evidenced by a credit note, which we refer to as our credit note, with a fluctuating interest rate per annum 1.75% above daily one month LIBOR, as in effect from time to time. The credit note matures on June 1, 2016, and all borrowings under the credit agreement are due and payable on that date. The obligations under the credit agreement and the Note are secured by all the assets of the Company and its subsidiaries. The Credit Agreement includes customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreement are also secured by guarantees provided by certain officers and directors of the Company and two stockholders of the Company who are not officers or directors of the Company. On July 30, 2014, we issued to the guarantors warrants to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. Currently, we have outstanding borrowings under the credit agreement in the amount of $3.6 million, all of which funds have financed the acquisition of urgent and primary care facilities and related assets, including the MedHelp transaction which was completed in October 2014.

With our entry into the management services arrangement with HealthSmart for the operation of our ancillary network business, we believe that our cash on hand, cash flow from operations and borrowings available under the credit agreement, together with funds that we believe will be available from future equity offerings and debt financing, will be sufficient to meet our anticipated needs for working capital, acquisitions and capital expenditures for the foreseeable future.
INFLATION

Inflation did not have a significant impact on the Company’s costs during the quarter ended September 30, 2014.  The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements as of September 30, 2014 or 2013 or for the periods then ended.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The following are changes to certain risk factors and additional risk factors to those previously included in Item 1A. of our Annual report on Form 10-K for the year ended December 31, 2013 and Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014:

General Risks

The Company has had losses in most of its years of operation and we may never be profitable again.

With the exception of the years 2008, 2009 and 2010, we have incurred losses in each year of our existence. As of September 30, 2014, we had an accumulated deficit of approximately $19.3 million. The Company’s prospects in our ancillary network business must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in our new management arrangement with HealthSmart. No assurances can be given that the current operating volumes in our ancillary network business will not continue to decline in the future. Our continuing losses will also continue to reduce our available cash. We have recently changed our business strategy and are focusing on developing and operating an urgent and primary care business. No assurances can be given that we will be successful in this effort and that it will not cause us to incur additional losses. If we are unable to reduce or eliminate the losses in our ancillary network business and operate our urgent and primary care business profitability, we might be required to seek access to additional capital either through debt or equity markets. If additional financing is required, there can be no assurance that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current shareholders.

The lingering effects of the economic recession could materially adversely affect our financial position, results of operations or cash flows.

The U.S. economy continues to experience the negative effects from a severe economic recession. Although certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures; or

•	a high-deductible insurance plan or no insurance at all.

We are unable to determine the specific impact of these economic conditions on our business at this time, but we believe that the lingering effects of the economic recession could have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of ancillary service providers and other counterparties to transactions with us.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

We depend on our senior management team. We rely on the extensive experience of our management team across the healthcare, retail and hospitality sectors as well as extensive knowledge of healthcare operations and center acquisitions. The loss of services of any of the members of our senior management team could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

We depend on complex, integrated information systems and standardized procedures for operational and financial information. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. In addition, our technology systems, or a disruption in the operation of such systems, could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

A failure in or breach of our operational or security systems or infrastructure, or those of the third party vendors and other service providers or other third parties with which we transact business, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely on communications and information systems to conduct our business. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control.

Although we have information security procedures and controls in place, our technologies, systems and networks and our payors’ systems may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our payors’ or other third parties’ confidential information.

Although we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if, they do occur, that they will be adequately addressed. We may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our business, or cyber attacks or security breaches of our networks, systems or devices could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition, or results of operations could be adversely affected as a result.

The credit agreement governing our indebtedness contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit agreement contains restrictive covenants that limit our ability to, among other things:

•	incur additional secured indebtedness other than purchase money indebtedness not to exceed $500,000 in the aggregate;

•	merge or consolidate with another entity;

•	pay dividends or make other distributions;

•	make additional investments in fixed assets in any year in excess of $1,500,000;

•	guarantee obligations of any other person or entity;

•	mortgage or pledge any of our assets except liens securing permitted purchase money indebtedness; or

•	make any loans or advances.

The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our credit agreement, there could be an event of default under the terms of such agreement, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our credit agreement, there could be an event of default. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants. In the event of a default under our credit agreement, the lender could terminate its commitment to lend or accelerate the loan and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our credit agreement or obtain needed waivers on satisfactory terms.

Our borrowing under our credit agreement exposes us to interest rate risk.

Our results of operations are exposed to interest rate risk associated with borrowing under our credit agreement, which bear interest at Daily One Month LIBOR plus 1.75%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Urgent and Primary Care Business

Currently, our centers are located only in Georgia, Florida and Alabama, making us particularly sensitive to regulatory, economic, and other conditions in those states.

Our current centers are located in Georgia, Florida and Alabama. If there were an adverse regulatory, economic or other development in any of those states, our patient volume could decline, our ability to operate our centers under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Government healthcare programs may reduce reimbursement rates.

In recent years, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the healthcare system. Any change in the laws, regulations, or policies governing the healthcare system could adversely affect reimbursement rates and our operations and financial condition. Enacted in March 2010, the Patient Protection and Affordable Care Act, or ACA seeks to expand healthcare coverage, while increasing quality and limiting costs. The ACA substantially changes the way healthcare is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state healthcare reforms measures there could be limits to the amounts that federal and state governments will pay for healthcare services, which could result in reduced demand or profitability of our services.

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

Risks Related to Our Ancillary Network Business

We have one client which accounts for a substantial portion of our network business. Revenue from this client could likely continue to decline during 2014 and thereafter.

HealthSmart, our largest client, accounted for approximately 22% of our net revenue in 2013 and 31% of our net revenue during 2012. The loss of this client or significant declines in the level of use of our services by this client, without replacement by new business, would have a material adverse effect on our business and results of operations. Although we have entered into a management agreement with HealthSmart to manage our ancillary network business, there is no assurance that it will continue to use our ancillary network services at the same or greater level as it did in 2013.

Large competitors in the healthcare industry could choose to compete with us, reducing our margins. Some of these potential competitors may be our current clients.

Traditional health insurance companies, specialty provider networks, and specialty healthcare services companies are potential competitors of the Company’s ancillary network business. These entities include well-established companies that may have greater financial, marketing and technological resources than we have. Pricing pressure caused by competition has caused many of these companies to reduce the prices charged to clients for core services and to pass on to clients a larger portion of the formulary fees and related revenues received from service providers. Increased price competition from such companies’ entry into the market could reduce our margins and have a material adverse effect on our financial condition and results of operations. In fact, our clients could choose to establish their own network of ancillary care providers. As a result, we would not only lose the benefit of revenue from such clients, but we could face additional competition in our market.

Fluctuations in the number and types of claims we process in our ancillary network business could make it more difficult to predict our net revenues in our ancillary network business from quarter to quarter.

Monthly fluctuations in the number of claims we process and the types of claims we process will impact our quarterly and annual results. Our margins vary depending on the type of ancillary healthcare service provided, the rates associated with those services and the overall mix of these claims, each of which will impact our profitability. Consequently, it may be difficult to predict the net revenue from our ancillary network business from one quarter to another quarter.

Limited barriers to entry into the ancillary healthcare services market could result in greater competition.

There are limited barriers to entering the market for ancillary service providers, meaning that it is relatively easy for other companies to replicate our ancillary network business model and provide the same or similar services that we currently provide. Major benefit management companies and healthcare companies not presently offering ancillary healthcare services may decide to enter the market. These companies may have greater financial, marketing and other resources than are available to us. Competition from other companies may have a material adverse effect on our financial condition and results of operations.

We are dependent upon payments from third party payors which may reduce rates of reimbursement.

Our ability to achieve profitability in our ancillary network business depends, in part, on payments provided by third-party payors. Competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years. If continuing, these trends could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to our clients for the services provided through us, and consequently, the amount these clients would be willing to pay for our services. Also, under the medical loss ratio, or MLR, regulations included in the ACA, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as 'incurred claims' may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients or add new clients, because our clients' or prospective clients' MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

We are dependent upon our network of qualified providers and our provider agreements may be terminated at any time.

A network of qualified providers is an essential component of our ancillary network business. The typical form of agreement from ancillary healthcare providers provides that these agreements may be terminated at any time by either party with or without cause. If these agreements are terminated, particularly with our significant providers, such ancillary healthcare providers could enter into new agreements with our competitors which would have an adverse effect on our ability to continue our ancillary network business as it is currently conducted.

For any given claim, we are subject to the risk of paying more to the provider than we receive from the payor.

Our agreements with our payors, on the one hand, and our ancillary network service providers, on the other, are negotiated separately. We have complete discretion in negotiating both the prices we charge our payors and the financial terms of our agreements with the providers. As a result, our profit is primarily a function of the spread between the prices we have agreed to pay our ancillary network service providers and the prices our payors have agreed to pay us. We bear the pricing risk because we are responsible for providing the agreed-upon services to our payors, whether or not we are able to negotiate fees and other agreement terms with our ancillary network service providers that result in a positive margin for us. There can be no assurances that these pricing arrangements will not result in losses to us.

The length of the current sales cycle may impede our efforts to add new client accounts.

Over the past several years, we have experienced a lengthening of the period between identification of a prospective payor client and that prospect becoming a new client. Despite efforts to strategically improve our implementation process and our new management arrangement with HealthSmart, we can give no assurances that the process of converting a sales prospect into a new client account will not be lengthy and that our revenues will not continue to decline due to the lack of new client accounts.

We are dependent on our manager to operate our ancillary network business.

We are dependent on HealthSmart to operate our ancillary network business. Our manager has significant discretion as to the implementation of our operating policies and strategies in the conduct of our ancillary network business. We have no employees in our ancillary network business and the individuals who perform services for us are employees of our manager. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost, or at all. We are also subject to the risk that our manager will not manage our ancillary network business in a manner that is in our best interests, particularly because HealthSmart operates its own preferred provider network that competes for clients with our ancillary network.

We will pay our manager cash fees for operating our ancillary network business.

We will pay our manager cash fees for the services it provides in operating our ancillary network business.  The payment of these fees may impact the amount of cash available for investment in our urgent and primary care business.

Our manager may be subject to conflicts of interest.

Our manager has potential conflicts of interest in its management of our ancillary network business. Circumstances under which a conflict could arise between us and our manager include:

•
the receipt of compensation by our manager for services for us and costs incurred, which may cause our manager to engage in transactions or incur costs that generate higher fees, rather than transaction that are more appropriate or beneficial for our business;

•	taking actions that are beneficial to our manager’s preferred provider network that are detrimental to our ancillary network business;

•	taking actions that benefit our manager in its capacity as our client which are not beneficial for our ancillary network business; and

•	some of our clients are competitors of our manager, and our manager may take actions that are not in the best interests of those clients.

Our manager will not be liable to us for any acts or omissions performed in accordance with the management services agreement.

Pursuant to our management services agreement, our manager will not assume any responsibility other than to render the services called for thereunder in good faith. Our manager, its members, managers, officers and employees will not be liable to us for any acts or omissions by our manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our manager’s duties under our management services agreement. We will, to the full extent lawful, reimburse, indemnify and hold our manager, its members, managers, officers and employees and each other person, if any, controlling our manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in performance of our manager’s duties under our management services agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our manager’s duties under our management agreement.

Risks Related to Healthcare Regulation

We are subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties statute and analogous provisions of applicable state laws.

Anti-Kickback Statute

The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The ACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violation the statute. Further, the ACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the civil False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

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

Stark Law

The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain “designated health services” reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an ownership or investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include, among others, laboratory and imaging services and the provision of durable medical equipment. Some states have self-referral laws similar to the Stark Law for Medicaid claims and commercial claims.

We have entered into several types of financial relationships with physicians who staff our urgent and primary care centers, including compensation arrangements. We believe that the compensation arrangements under our employment agreements and independent contractor agreements satisfy one or more exceptions to the Stark Law. Although we believe that the compensation provisions included in our written physician agreements, which are the result of arm’s length negotiations, result in fair market value payments for medical services rendered or to be rendered, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors.

The ownership of our stock by any of our employed or contracted physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders' equity exceeds $75 million at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our employed or contracted physician owns our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, exclusion from Medicare program, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

False Claims Act

The federal civil FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

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

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties statute prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program.

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 14, 2014	By:	/s/ Richard W. Turner
Richard W. Turner
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ Matthew D. Thompson
Matthew D. Thompson
Chief Financial Officer (Principal Financial Officer)