Form 10-K
period 2014-12-31
American CareSource Holdings, Inc.
filed 2015-03-31
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-33094

 American CareSource Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1170 Peachtree Street, Suite 2350
Atlanta, Georgia 30309
 (Address of principal executive offices)
(404) 465-1000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $12,786,291 computed by reference to the price at which the common stock was last sold on the NASDAQ Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014).

As of March 29, 2015, there were 6,714,431 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-K

(i)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report is filed with the Securities and Exchange Commission, or SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS.

Overview

We engage in two lines of business: our urgent and primary care business and our ancillary services provider network business, or ancillary network business.  Although we have been engaged in our ancillary network business for a number of years, with our entry into the urgent and primary care business and our new management arrangement with HealthSmart Preferred Care II, L.P., or HealthSmart, we intend to focus primarily on our urgent and primary care business. We believe that urgent and primary care centers are and will continue to be an essential component of the effective delivery of healthcare services in the United States. Accordingly, we intend to focus our resources on the growth of that line of business.  As used in this Annual Report, unless the context otherwise indicates, any reference to “American CareSource Holdings, Inc.,” "American CareSource," “we,” “our,” “us” and the “Company” refer to American CareSource Holdings, Inc. and its consolidated subsidiaries.

Urgent and Primary Care Business

Our Business

We own and operate healthcare centers offering a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service at convenient locations on an appointment and walk-in basis.

The United States healthcare system continues to struggle with challenges relating to access to care and rising costs.  We believe the root of the current crisis is an unparalleled stress on the system caused by severe capacity constraints.  At the same time the country is struggling with an increasing shortage in primary care physicians, patient treatment demands are likely to reach all-time highs due to an aging American population and the addition of millions of newly insured patients who have gained access to routine healthcare through insurance products purchased on state and federal health insurance exchanges.  We believe that by offering urgent care, primary care, family care and occupational medicine at convenient times and locations, we will relieve a portion of the stress caused by these capacity constraints in the communities in which we serve.

According to the National Association of Community Health Centers Inc., at least one-third of all emergency room visits are treatable in primary care offices or urgent care centers. This results in more than $18,000,000,000 of annual waste. By treating acute, episodic medical problems at prices comparable to those charged by primary care providers, we provide our patients with an alternative to the long wait times and the high costs of an emergency room visit.

Our Strategy

We intend to grow our business through the acquisition of existing centers and by opening new centers in strategic areas.  Our present expansion efforts are focused in the eastern and southeastern United States.

We employ an acquisition team experienced in healthcare services that seeks to acquire centers that meet our investment criteria. Our team utilizes its extensive industry contacts, as well as referrals from current physician partners and other sources, to identify, contact and develop acquisition leads. The criteria that we consider critical include, but are not limited to:

•	location and culture of the centers;

•	historical financial performance;

•	quality of physician and non-physician providers;

•	payor mix;

•	opportunities for follow-up care, de novo growth and revenue expansion;

•	cost savings through the leveraging of our existing infrastructure and realization of additional economies of scale;

•	level of competition in the local market;

•	level of managed care and occupational health penetration; and

•	our ability to access and improve managed care organization contracts and develop and improve employee relationships and patient satisfaction.

We believe there are numerous acquisition opportunities in our target market that would pass our team’s screening criteria. We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which centers have the greatest potential for growth and profitability improvements under our operating structure. In many cases, the acquisition team identifies specific opportunities to enhance a facility’s productivity post-acquisition. We intend for our acquired facilities to benefit from our existing network of centers by, among other things, sharing best practices and participating in group purchasing agreements designed to reduce the cost of supplies and equipment.

We currently have a pipeline of acquisition opportunities. In addition, we will continue to evaluate whether local market conditions support our development of new centers. To the extent we choose to pursue such de novo opportunities, we will generally focus on areas surrounding our existing centers. We believe this approach will enable us to better leverage our existing brand presence, marketing resources, and our physician and non-physician providers in the area. Our evaluation of such opportunities will involve an analysis of local competition, desirability of available sites, and surrounding market demographics. Our demographic analysis will include, among other things, an investigation of the median income, population density, percentage of insured population, and median age of the surrounding area. We plan to be opportunistic in pursuing both acquisition and de novo opportunities.

We believe our acquisition and de novo opportunities provide significant growth potential, and we believe we can execute our growth strategy without proportionate incremental investment in our corporate infrastructure.

Our Centers

Locations

We own and operate ten urgent and primary care centers located in Georgia (three), Florida (two), Alabama (three) and Virginia (two).

Staffing

We staff our centers with a combination of licensed physicians, nurse practitioners, physician assistants, medical support staff, and administrative support staff. Our medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

Hours of Operation

Although our hours of operation vary based on local patient demand, in general we operate from 8:00 a.m. to 8:00 p.m., Monday through Friday, and from 9:00 a.m. to 6:00 p.m. on Saturday and Sunday.

Services and Service Lines

Our centers offer a broad range of medical services that generally fall within the urgent care, primary care, family practice and occupational medicine classifications. Specifically, we offer non-emergent, out-patient medical care for the treatment of acute, episodic, and some chronic medical conditions. Although we treat patients of all ages, our typical patients are young to middle-aged adults. When hospitalization or specialty care is needed, referrals to appropriate providers are made.

Patients typically visit our centers on a walk-in basis when their condition is beyond the scope of their regular primary care provider but not severe enough to warrant an emergency visit or when treatment by their primary care provider is inconvenient. We strive to deliver quality care and an exceptional patient experience to every patient who seeks care at our centers. We also attempt to capture follow-up, preventive and general primary care business after each walk-in encounter. The services provided at our centers include, but are not limited to, the following:

•
routine treatment of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia, urinary tract infections, and other conditions typically treated by primary care providers;

•	treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

•	minor, non-emergent surgical procedures, including suturing of lacerations and removal of cysts and foreign bodies;

•	diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and

•	occupational and industrial medical services, including drug testing, workers’ compensation cases, and physical examinations.

We draw distinctions between our various urgent and primary care service lines based on whether the patient encounter is on a walk-in or appointment basis and also whether the patient is an employee or contractor of one of our occupational medicine clients. With certain exceptions, we consider treatment rendered to walk-in patients to be urgent care and treatment to appointment-based patients to be primary care.

Although the scope of care rendered in the urgent care and primary care settings is largely identical, the episodic nature and the general higher level of patient acuity of walk-in patients may result in our performance of additional procedures in our urgent care service line. At certain of our centers, we dispense limited quantities of medication to patients. This allows patients to receive at least limited quantities of their prescriptions before leaving our center. Although this service does result in limited incremental revenue, the primary motivation in offering the service is to further our efforts of becoming the leading choice for convenient, cost effective healthcare in the communities in which we serve.

Our occupational medicine service line involves the rendering of treatment to employees or contractors of employer clients. Occupational medicine services are sold directly to employers and are generally paid for in cash by the employer. The services typically rendered in the occupational medicine setting include, but are not limited to:

•	general wellness services;

•	drug and alcohol screening;

•	pre-employment physicals; and

•	vaccine administration.

Although distinctions between our urgent care, primary care, and occupational medicine service lines are generally only of importance for internal reporting purposes, certain commercial payors reimburse at differing rates depending on the nature of the treatment rendered. For payors that make such a distinction, we currently receive slightly higher reimbursement rates from commercial payors for primary care services than we do for urgent care services. For patients whose services are paid by certain payors, including Medicare, we are paid based on the same physician fee schedule regardless of the service line or the classification of the treatment.

Fees and Revenue Cycle Management

We receive payment for services rendered at our centers from patients, commercial payors, governmental payors, including Medicare, and from our occupational medicine clients. The fees charged are generally determined by the nature of medical services rendered. We believe that the charges at our centers are significantly lower than the charges of hospital emergency departments and are generally competitive with those charged by local physicians and other similar providers in our service areas.

In general, our centers attempt to collect amounts owed by patients at the time of their service (including co-payments and deductibles). The amounts collected from patients frequently differ depending on whether the patient visit is reimbursable under an urgent or primary care contract. We submit claims for services rendered to commercial payors and governmental payors electronically through third-party revenue cycle managers. In most cases, commercial payors process our claims and pay us based on negotiated rates set forth in our applicable contract.

We rely on our outside revenue cycle managers to collect amounts owed to us from commercial and governmental payors.

Marketing

Because the success of our centers is dependent on the acceptance of our brand in the local communities in which we operate, we market at the center-level through various community outreach activities. These activities are coordinated locally by the individual center and are supported by dedicated marketing personnel. Through the local centers, we host and sponsor community activities and events and become involved in local business organizations such as rotary clubs. We also implement a broad range of targeted marketing strategies via direct mail, radio, on-site giveaways, search engine optimization and social media.

In connection with the acquisition of a new center, we will increase marketing efforts to introduce ourself to the local community. This may include inviting community members to attend a tour of the center, conducting a direct mail campaign, or sponsoring an activity or event.  Decisions regarding acquired center branding or co-branding are made on a case-by-case basis.

Information Systems and Controls

We use integrated clinical/practice management and accounting systems to manage information flow and day-to-day operations at each of our centers.  The overall system functionality allows for the following:

●	Point-of-sale	●	Charge capture and processing
●	Registration	●	Billing
●	Scheduling	●	Accounts receivable management
●	Insurance rates, allowables, and adjustments processing	●	Accounting
●	Eligibility and verification checking	●	Reporting and trending
●	Clinical and coding documentation

Related claims activities are processed electronically with each of our payors through a national clearinghouse.  Our systems are integrated with a commercially available reporting/dashboard solution, which allows for the real-time tracking, trending, and reporting of key operating and financial statistics.  Management uses these tools and the resulting data to measure results against target thresholds and to identify needs for improvement in certain core operational areas.

We attempt to integrate acquired centers into our systems within 30 to 60 days after we close a transaction. Because our acquisitions close on varying dates throughout the year, certain of our newly acquired sites may be not be fully transitioned to our systems on any given date.  Consequently, it may be difficult to capture and analyze information from such newly acquired sites electronically, requiring us to capture and report manually for some period after the acquisition is completed.

Industry

Although primary care offices, including family practices, that provide services by appointment have existed for many decades, urgent care centers first opened in the United States in the early 1980s. After experiencing a period of brief decline in the mid-1990s, the industry has grown at a remarkable pace. According to the Urgent Care Association of America, or UCAOA, there are well over 9,000 urgent care centers in the country. Although the number of centers owned by multi-site, corporate operators has grown with the industry’s continued consolidation, operators of single locations comprise over half of the industry population.

In general, urgent care centers tend to be located in suburban areas and are operated out of convenient, retail locations. Other factors affecting the location of urgent care centers include the local population’s age distribution and the location of the local hospital serving the community. The majority of operators lease their sites, and centers are generally situated in either freestanding buildings or retail space strip centers. The size of centers typically range from 2,000 to 4,500 square feet with the majority of operators occupying around 3,500 square feet.

Although early in the industry’s history the target population for the area surrounding a center was approximately 40,000, several top-performing centers are now thriving in areas with a population at or under 20,000. Experts attribute this phenomena not only to the general acceptance of walk-in care as an accepted form of healthcare delivery but also to the refined, direct-to-customer marketing and advertising campaigns now being conducted at the site level.

Typical urgent and primary care centers treat a similar proportion of male and female patients, and the greatest number of urgent and primary care patients fall between the ages of 23 and 49. Urgent care centers typically offer a variety of services such as diagnostic testing, laboratory services, medication dispensing, and several non-life-threatening procedures. The urgent care business is largely seasonal with the greatest patient volumes occurring during the fall and winter flu seasons. Urgent and primary care operators that successfully integrate occupational health into their business tend to experience less variation between the summer and winter months.

Occupational health services are offered to employers in an urgent or primary care center’s local community and are complementary to the core services offered at these centers. Treatment offerings within the occupational health line generally include, among others, pre-employment physicals, drug screenings, and treatment of workplace injuries. Revenue from occupational medicine clinics generally make up anywhere from 5% to 25% of an urgent and primary care company’s operating revenue.

In 2012, the UCAOA reported that, on average, urgent care companies collected approximately $114.67 per patient, with the majority of centers treating between 21 and 50 patients per day. Urgent and primary care centers employ a range of licensed clinicians, including physicians, nurse practitioners, physician assistants, medical assistants, laboratory technicians.

Industry Trends

The urgent care sector represents one of the fastest-growing segments of the United States healthcare system. According to a 2013 IBISWorld Industry Report, or IBISWorld, over the five-year period ending in 2018, industry revenue is projected to grow at an annualized rate of 5.3% to an estimated $18,800,000,000, with expected profit margins expanding slightly to 10.5%. According to the UCAOA, since 2008, new urgent care centers continue to open at a rapid pace. Furthermore, cost-saving initiatives implemented by employers and third-party payors have encouraged the use of urgent care centers over hospital and freestanding emergency rooms for low-acuity patients, and have facilitated strong industry growth.

Urgent care centers generally provide primary care as well as low-acuity, ancillary services, such as x-ray, CLIA-waived laboratory testing, and low-level trauma treatment to patients on a walk-in basis. The rising costs and wait times associated with both primary- and emergency-care providers leave urgent care centers as an increasingly viable alternative for patients. Patients prefer to access facilities that are close to their homes, creating strong demand for urgent care centers in many areas.

We believe that as a greater portion of the healthcare financial burden is shifted to patients through high-deductible and high co-payment plans, patients will become even more cost conscious, which will further increase the preference for quality care at a lower price point. We expect this cost awareness to result in patients preferring to access facilities that are close to their homes, creating strong demand for urgent care centers in many areas.

During the next five years, the urgent care industry is expected to continue expanding, particularly in underserved rural areas of the United States. The Association of American Medical Colleges projects that by 2020, there will be a shortage of 45,000 primary care physicians. We believe the increasing shortage of primary care physicians will exacerbate existing problems relating to access to care and extended primary care wait times, both of which we believe will drive demand for our services.

Additionally, we believe the expansion of private insurance coverage in the United States through the continued implementation of the ACA presents a sustainable tailwind for growth in the urgent care industry and an increase in the demand for healthcare services. According to IBISWorld, this expected surge in demand will emphasize the urgent care industry’s growing importance to the healthcare system, as traditional primary care providers will likely not be able to accommodate the influx of patients. In accordance with rising demand, the number of urgent care centers is forecasted to rise at an annualized rate of 4.4% to an estimated 12,299 locations by 2018. A greater share of urgent care centers will likely be distributed to rural areas of the United States that have limited access to primary-care physicians.

The urgent care industry is somewhat insulated from general economic risks. In fact, growth in the urgent care sector continued during the recession despite the fact that the number of Americans with private health insurance decreased during that period. According to IBISWorld, the majority of the industry’s revenue (54.8%) is garnered through private health insurance payments, while Medicare makes up 17.2% of revenue. The remainder is generated through out-of-pocket expenses, Medicaid and other sources of government funding. Although fewer people were able to afford coverage, long-term trends toward increased use of urgent care facilities offset potential losses stemming from poor economic conditions.

Competition

The urgent and primary care industry has a low level of market share concentration. According to IBISWorld, the industry is highly fragmented, with the largest four operators accounting for approximately just over 1.0% of industry revenue in 2013. This is true despite the consummation of dozens of newsworthy transactions over the past several years. Major buyers in such transactions include private equity companies, hospital systems, and insurance companies, and as a result of such transactions, very few mid-sized operators (5 – 15 centers) remain independently owned.

Urgent and primary care industry participants must compete with other local operators, hospitals, traditional primary care physicians, family care practices, and other facilities that offer similar services. Clinics operated by nurse practitioners and physician assistants, including “retail clinics,” are increasing in number. Such clinics are expected to increase in number as states continue to relax the rules pertaining to the ability of such mid-level providers to prescribe medications and to the supervision of such mid-level providers by physicians. Although our current strategy does not involve the operation of pure, mid-level operated centers, we plan to closely analyze this option and monitor the success of such competition in our markets.

Because we offer walk-in, urgent care, we are also in competition with hospital-based and freestanding emergency departments. In 2012, Americans made about 136,100,000 visits to an emergency room, according to the Centers for Disease Control and Prevention, or CDC. Unlike our centers, emergency departments provide acute care, which may be life threatening or require immediate attention, 24 hours a day, 7 days a week. Also different from our centers, hospital emergency departments that accept payment from governmental sources are required by federal law to provide care to all patients regardless of their ability to pay.

Ancillary Services Provider Network Business

Our ancillary network business offers cost containment strategies to our clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers. This service is marketed to a number of healthcare companies including third party administrators, or TPAs, insurance companies, large self-funded organizations, various employer groups and preferred provider organizations, or PPOs.  We are able to lower the payors’ ancillary care costs through our ancillary network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own.

We have experienced significant revenue declines over the past several years in our ancillary network business. Due to a variety of factors, including, but not limited to, healthcare legislation, industry consolidation, as well as change in strategic direction of our clients, we have experienced year-over-year declines in our revenue. These declines have not been offset by our new business development efforts. Although we have been engaged in our ancillary network business for a number of years, with our entry into the urgent and primary care business and our new management arrangement with HealthSmart, we intend to focus our efforts primarily on the urgent care and primary care business.

Management Services Agreement

As a result of continuing revenue declines in our ancillary network business and our recent focus on the urgent and primary care business, on October 1, 2014, we entered into a management services agreement with HealthSmart. HealthSmart is a comprehensive benefits management company and is the largest independent administrator of health plans for self-funded employers in the United States. HealthSmart has several provider networks that include hospitals, physicians and other healthcare providers and facilities. It contracts with over 600,000 providers across the United States and tailors its various provider network solutions to meet its customers’ needs and to help control their healthcare costs. In addition, HealthSmart provides claims and benefits administration, pharmacy benefits management services, business intelligence, onsite employer clinics and care management. Under the management services agreement, HealthSmart manages our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members appointed by us and two members appointed by HealthSmart. As part of the management arrangement, HealthSmart hired substantially all of our ancillary network business employees, purchased substantially all of our furniture, fixtures and equipment located in our former Dallas, Texas office and assumed our lease for that office. As a result of this arrangement, none of our employees works directly in our ancillary network business. Under the management services agreement, HealthSmart manages and operates our ancillary network business for a monthly fee equal to the sum of (a) 35% of the net profit derived from the operation of our ancillary network business plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  For purposes of the fee calculation, the term "net profit" means gross ancillary network business revenue less the sum of (x) provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  Any remaining net profit accrues to us.  The initial term of the management services agreement is three years, and it renews annually thereafter for one year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

At any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management arrangement. Our share of the net profit as of December 31, 2014 was $637,786.  Consummation of the transaction will be subject to the satisfaction of certain material conditions, including approval by our stockholders if our annual gross revenue from the urgent and primary care business does not then exceed $40,000,000. In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line following completion of that transaction. If for any reason the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, market the business for sale, or wind-down of that line of business.

Services and Capabilities

Ancillary healthcare services include a broad array of services that supplement or support the care provided by hospitals and physicians. Five categories of ancillary service, which include laboratory, dialysis, durable medical equipment, infusion and surgery center, represented 75% and 77% of our ancillary network business revenues for 2014 and 2013, respectively.

Provider Network

In order to meet contractual obligations to our healthcare payors to make available a comprehensive and client-specific ancillary healthcare provider network, we have agreements with approximately 5,000 ancillary healthcare service providers operating in approximately 33,500 sites nationwide. The agreements define the scope of services to be provided by each ancillary healthcare provider to covered persons and the amounts to be charged for those services. These agreements are negotiated independently from the agreements we reach with our payor clients. The terms of the agreements between the Company and the ancillary healthcare service providers make it clear that we, and not our payor clients, are obligated to the service providers for payments under the contracts with them and that there is no contractual relationship between our payors and the service providers, who are not permitted to pursue claims directly against the our payors.

When providers initially enter into our provider network, they are credentialed for inclusion in the network and they are re-credentialed on a periodic basis. From time to time, provider relationships are reviewed to determine whether any changes to the relationship are appropriate through sanction monitoring and other methods.

Business Strategy

Our ancillary network business strategy is to maintain and, where feasible, expand our nationwide ancillary provider network and the payor clients with which we do business. With our new focus on the urgent and primary care business, we are relying on HealthSmart, which has substantial experience in network operations that include ancillary services, to continue to implement our ancillary network business strategy, utilizing its personnel and experience in the ancillary network field.

Our Ancillary Network Structure

Payors route healthcare claims to us after service has been performed by providers in our network. We process those claims and charge the payor according to its rate for the services according to our contract with the payor. In processing the claim, we are paid directly by the payor or the insurer for the service and pay the provider of service according to its independently-negotiated contractual rate. We are at risk for any shortfall in the amount of payment we receive for the service and the amount we are obligated to pay the provider of service.

We may receive a claims submission from a payor either electronically or via a paper based claim. As part of our relationship with the payors, we may pay an administrative fee to the payors for the modifications that may be required to the payor’s technology, systems and processes to create electronic connectivity with us, as well as for the aggregation of claims and the electronic transmission of those claims to us.

Sales and Marketing

Pursuant to our management services agreement, HealthSmart is primarily responsible for securing new clients and provider contracts and maintaining and growing existing relationships.

We expect HealthSmart to continue marketing our services to PPOs, insurance companies, large self-funded organizations and employer groups. Our manager utilizes a senior sales executive that focuses on new business as well as a client services team of two professionals to contract with new payor organizations and then maximize the revenue and margin potential of each new payor. The new business sales executive uses a variety of channels to reach potential clients including professional relationships, direct marketing efforts, attendance at industry-specific trade shows and conferences, and through strategic partnerships with market channel partners, independent brokers, and consultants. The client services group is engaged with each new payor to help manage the implementation process. In addition, a client services director is generally assigned to each new payor organization and is responsible for all aspects of our relationship with the entity including the expanded utilization of our services over time and the enhancement of our relationship with the payor.

Clients

Our healthcare payor clients engage us to manage a comprehensive array of ancillary healthcare services that they and their payors have agreed to make available to their insureds or beneficiaries or for which they have agreed to provide insurance coverage. The typical services our healthcare payors require us to provide include, but are not limited to:

•	providing a comprehensive network of ancillary healthcare services providers that is available to the payor’s covered persons for covered services;

•	providing claims management, reporting, and processing and payment services;

•	performing network/needs analyses to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

Under our agreements with payors, we are obligated to provide or arrange for all of the services covered by such agreements. In addition, we are responsible for ensuring that the contractual terms are met and such services are provided.

Our manager is our most significant client. For the years ended December 31, 2014 and 2013, we derived approximately 34% and 22%, respectively, of our total net revenue from HealthSmart and its affiliates.  Our top three clients generated 51% and 45% of our ancillary network revenues for the years ended December 31, 2014 and 2013, respectively.

Under our current client contract with HealthSmart, which is separate from our management services agreement, we agreed to enhance our network of ancillary service providers to address markets outside of the commercial group health space and utilize an administrative fee rate differential to encourage HealthSmart to add payors that will access our network of ancillary providers. As part of the agreement, we pay HealthSmart a monthly administrative services fee, subject to an annual maximum of $4,000,000, to reimburse and to compensate it for the work it is required to perform to support our program. The fee is based upon paid claims arising from our network of providers. The agreement, the initial term of which expires at the end of 2015, is subject to an automatic, two-year renewal term. After this initial renewal term, the agreement will automatically renew for successive periods of one year. The agreement may be terminated by either party for breach and by notice of non-renewal no less than 90 days prior to the expiration of the initial term or any renewal term. Although this contract continues our client relationship with HealthSmart, the agreement does not provide that we are its exclusive ancillary care network, and HealthSmart can engage other ancillary care providers directly into its network. Accordingly, we cannot be certain of any level of continued claim volume from HealthSmart.

Competition

We face the following types of direct competitors in our ancillary network business:

•
larger, national health plans and insurers such as Aetna, Blue Cross/Blue Shield plans, Cigna, Humana, and United HealthCare that offer nation-wide, standardized products and often compete on a local level based of the cost-effectiveness of their national contracts;

•	certain of our payors that have developed their own networks and contracted directly with the providers instead of outsourcing ancillary management services to us;

•
smaller regional PPOs, payors and community-based provider-owned networks that are generally managing their own home-grown network of ancillary care providers and are more likely to offer customized products and services tailored to the needs of the local community;

•	single ancillary specialty networks (e.g., dialysis, imaging or infusion) that offer comprehensive payor and provider services within their chosen ancillary category; and

•
cost containment organizations that focus on a single disease category (e.g., chronic kidney disease or end stage renal disease), and offer a “carve-out” management solution that include both networks and disease management to middle market payors, reinsurance carriers and others.

Research and Development

We have invested in our information technology infrastructure to enhance the capabilities of our databases, data retrieval tools, data exchange capabilities and claims processing engine. In addition, we believe that our extensive claims database of ancillary healthcare services and costs is a strategic asset. Our capitalized development costs totaled approximately $177,000 and $303,000 during 2014 and 2013, respectively. The development expenses during those periods were related primarily to enhancements made to our internally developed claims management application. The enhancements have allowed us to develop and launch a variety of innovative products and services as well as gain competitive market advantage through faster and more accurate claims processing.

Government Regulation

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in a number of ways, including requiring licensure or certification of facilities, regulating billing and payment for certain of our services, regulating how we maintain health-related information and patient privacy, and regulating how we pay and contract with our physicians. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals, and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related to Healthcare Regulation.”

Our Urgent and Primary Care Business

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee-Splitting Arrangements

The laws and regulations relating to our operations vary from state to state, and approximately 30 states prohibit general business corporations from practicing medicine or controlling physicians’ medical decisions. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physicians’ professional judgment.  They also may prevent or limit the sharing or assignment of income generated by our physicians. We believe that we are in material compliance with these laws in the states in which we operate. Regulatory authorities or other parties, however, including our physicians, may attempt to assert that we are impermissibly engaged in the practice of medicine or that our contractual arrangements with our physicians constitute unlawful fee-splitting. In that event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable, we could be made to refund amounts received during our noncompliance, or we could be required to restructure our contractual arrangements with our physicians.

State Law Regulation of Construction, Acquisition or Expansion of Healthcare Facilities

Thirty-six states have certificate of need programs that require some level of prior approval for the construction of a new facility, acquisition or expansion of an existing facility, or the addition of new services at various healthcare facilities. Although the states in which we currently operate do not require a certificate of need to acquire or operate our centers, other states where we may seek to expand our operations may. See “Risk Factors — Risks Related to Healthcare Regulation.”

State Licensure

Only a few states, including Florida, currently require the licensure of centers such as ours. This absence of a uniform licensing process leads to inconsistencies in the nature and scope of services offered at urgent care centers. To effectively control the nature of services rendered and the environments in which they are offered, state legislators or regulators may attempt to regulate the urgent care industry in a manner similar to hospitals and freestanding emergency rooms. Such regulations could have a material impact on our growth strategy and expansion plans.

Laws and Rules Regarding Billing

Numerous state and federal laws apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Additionally, on January 16, 2009, the United States Department of Health and Human Services, or HHS, released the final rule mandating that providers covered by the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, including our centers, must implement the International Classification of Diseases, 10th Edition, or ICD-10, for medical coding on October 1, 2013. Although the deadline for implementation of ICD-10 codes has been delayed until October 15, 2015, the ICD-10 codes will require significantly more information than the International Classification of Diseases, 9th Edition, or ICD-9, codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than with ICD-9 codes. We may incur additional costs to implement these changes.

Medicare and Medicaid

Our centers participate in the federal Medicare program and currently one state Medicaid program on a limited basis. Since 1992, Medicare has paid for the “medically necessary” services of physicians, non-physician practitioners, and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B coverage. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. Relative value units, or RVUs, are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

The Centers for Medicare & Medicaid Services, or CMS, is required to limit the growth in spending under the physician fee schedule by a sustained growth rate, or SGR. If implemented as mandated, the SGR would result in significant payment reductions under the physician fee schedule. Every year since 2003, Congress has delayed application of the SGR, but we cannot predict with certainty whether it will continue to do so. Congress most recently delayed application of the SGR in the Protecting Access to Medicare Act of 2014, or PAMA, which became effective on April 1, 2014. In March of 2014 (prior to the passage of PAMA), CMS announced that the estimated physician fee schedule update for 2014 would be reduced by 20.9% due to the SGR formula. PAMA provides for the continuation of the 0.5% reimbursement increase to the physician payment schedule through December 31, 2014 (originally provided under the Pathway for SGR Reform Act of 2013), and also provides for no change to the physician fee schedule through March 31, 2015. Although several recent legislative proposals have sought to impose permanent or semi-permanent solutions to the SGR reductions, we cannot predict with certainty whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

CMS’s RAC Program

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, introduced on a trial basis the use of Recovery Audit Contractors, or RACs, for the purpose of identifying and recouping Medicare overpayments and underpayments. Any overpayment received from Medicare is considered a debt owed to the federal government. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim, and are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments they identify and collect.

A Medicare administrative contractor, or MAC, may suspend Medicare payments to a provider if it determines that an overpayment has occurred. When a Medicare claim for payment is filed, the MAC will notify the patient and the provider of its initial determination regarding reimbursement. The MAC may deny the claim for one of several reasons, including the lack of necessary information or lack of medical necessity for the services rendered. Providers may appeal any denials of claims.

Anti-Kickback Statute

As participants in the Medicare program, we are subject to the Anti-kickback Statute. The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The ACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violation the statute. Further, the ACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the civil False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

Because we currently accept funds from governmental health programs, we are and will be subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

Stark Law

Because we participate in the Medicare program, we are also subject to the Stark Law. The Stark Law prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare if the physician (or close family members) has a financial relationship with that provider, including an ownership or investment interest, a loan or debt relationship or a compensation relationship. The designated health services covered by the law include, among others, laboratory and imaging services and the provision of durable medical equipment. Some states have self-referral laws similar to the Stark Law for Medicaid claims and commercial claims.

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

The ownership of our stock by any of our physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders’ equity exceeds $75,000,000 at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our physicians own our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation.

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, exclusion from Medicare and Medicaid programs, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

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

Electronic Health Records

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or altogether new applications. In connection with our implementation and conversions, we have incurred capitalized costs and additional training and implementation expenses.

Our Ancillary Network Business

During 2010, President Obama signed the ACA and the Health Care and Educational Affordability Reconciliation Act legislating broad-based changes to the United States healthcare system. Among other things, the health reform legislation includes insurance industry reforms including, but not limited to guaranteed coverage requirements, elimination of pre-existing condition exclusions and annual and lifetime maximum limits, and restrictions on the extent to which policies can be rescinded; creation of new market mechanisms through the creation of health benefit exchanges; and creation of new and significant taxes on health insurers and, in some circumstances healthcare benefits.

Section 1001 of the ACA amended Title 27 of the Public Health Service Act of 1994, or the Public Health Service Act, to add, among other things, a new Section 2718, entitled “Bringing Down the Cost of Health Care Coverage.” This new provision requires health insurance issuers to publicly report “the ratio of the incurred loss (or incurred claims) plus the loss adjustment expense (or change in contract reserves) to earned premiums” and account for premium revenue related to reimbursement for clinical services, activities that improve health care quality, and all other non-claims costs. The law also requires issuers to provide annual rebates to their enrollees if their medical loss ratio, or MLR, does not meet specific targets. For issuers in the large group market, the MLR must be at least 85%, and for issuers in the small group and individual markets, the MLR must be at least 80%. The law also gives the National Association of Insurance Commissioners, or NAIC, subject to certification of the Secretary of the HHS, authority to develop definitions and standards by which to determine compliance with the new requirements.

In December 2010, HHS published final MLR regulations and agency guidance, based upon the recommendations of the NAIC, implementing the new sections of the Public Health Service Act as mandated by the ACA. The new regulations apply to issuers offering group or individual health insurance coverage. Under the MLR regulations, an issuer’s MLR is calculated as the ratio of (i) incurred claims plus expenditures for activities that improve health care quality to (ii) premium revenue. The two key aspects to this calculation involve what comprises an ‘incurred claim’ and what qualifies as an ‘expenditure for health care quality improvement.’

Incurred claims are reimbursement for clinical services, subject to specific deductions and exclusions. Specifically, incurred claims represent the total of direct paid claims, unpaid claim reserves, change in contract reserves, reserves for contingent benefits, the claim portion of lawsuits and any experience rating refunds. Prescription drug rebates received by the issuer and overpayment recoveries from providers must be deducted from incurred claims. Also, the following amounts are explicitly excluded and therefore may not be included in the calculation of incurred claims: (i) amounts paid to third party vendors for secondary network savings; (ii) amounts paid to third party vendors for network development, administrative fees, claims processing, and utilization management; or (iii) amounts paid, including amounts paid to a provider, for professional or administrative services that do not represent compensation or reimbursement for covered services provided to an enrollee. The regulation permits that some amounts “may” be included in incurred claims — market stabilization payments, state subsidies based on stop-loss methodologies, and incentive and bonus payments made to providers. The regulations themselves provide examples of specifically excluded amounts. With regard to amounts paid for network development (as noted in (ii) above), if an issuer contracts with a behavioral health, chiropractic network, or high technology radiology vendor, or a pharmacy benefit manager, and the vendor reimburses the provider at one amount but bills the issuer a higher amount to cover its network development, utilization management costs, and profits, then the amount that exceeds the reimbursement to the provider must not be included in incurred claims. With regard to administrative services (as noted in (iii) above), medical record copying costs, attorneys’ fees, subrogation vendor fees, compensation to paraprofessionals, janitors, quality assurance analysts, administrative supervisors, secretaries to medical personnel and medical record clerks must not be included in incurred claims.

In order to properly classify what activities “improve health care quality,” the activity must be designed to improve health quality, increase the likelihood of desired health outcomes, be directed toward individual enrollees or incurred for the benefit of specific segments of enrollees, or be grounded in evidence based medicine. In addition, the activity must be primarily designed to improve health outcomes, prevent hospital readmissions, improve patient safety and reduce medical errors, implement, promote and increase wellness activities and/or enhance the use of health care data to improve quality. The regulations also contain a list of 14 expenditures that are specifically excluded from ‘improvement of health care quality’ activities. Among these excluded expenditures are: (1) those that are designed primarily to control or contain costs; (2) activities that can be billed or allocated by a provider for care delivery and which are, therefore, reimbursed as clinical services; (3) expenditures related to establishing or maintaining a claims adjudication system, including costs directly related to upgrades in health information technology that are designed primarily or solely to improve claims payment capabilities or to meet regulatory requirements for processing claims (for example, costs of implementing new administrative simplification standards and code sets adopted pursuant to HIPAA, including the new ICD-10 requirements); (4) all retrospective and concurrent utilization review; (5) costs of developing and executing provider contracts and fees associated with establishing or managing a provider network, including fees paid to a vendor for the same reason; (6) provider credentialing; (7) marketing expenses; (8) costs associated with calculating and administering individual enrollee or employee incentives; (9) portions of prospective utilization that does not meet the definition of activities that improve health quality; and (10) any function or activity not expressly included, unless otherwise approved by and within the discretion of the Secretary.

It is possible that a portion of the fees payors are contractually required to pay us and that do not qualify as ‘incurred claims’ may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients or to add new clients, because our clients’ or prospective clients’ MLR may otherwise not meet the specified targets.

Privacy and Security Requirements of Our Business Lines

Numerous federal and state laws and regulations, including HIPAA and the Health Information Technology for Economic and Clinical Health Act, as amended, or HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, HHS has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” We believe that all or substantially all of our entities qualify as covered entities under HIPAA. We have taken actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we are in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of PHI, or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

Further, HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or PHI, that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties but also to unauthorized internal access to or use of such PHI.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1,500,000 in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

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

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as the Company and each of our centers are required to conform to such transaction set standards.

Employees

As of December 31, 2014, we had 111 full-time employees and 30 part-time employees. None of our employees works directly in our ancillary network business or is represented by a union. We believe our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS.

Our business and its future performance may be affected by various factors, the most significant of which are discussed below.

General Risks

We have incurred losses in most of our years of operation, and we may never be profitable again.

With the exception of the years 2008, 2009 and 2010, we have incurred losses in each year of our existence. As of December 31, 2014, we had an accumulated deficit of approximately $21,861,000. The Company’s prospects in our ancillary network business must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in an industry characterized by intense competition, as well as the risks inherent in our new management arrangement with HealthSmart. No assurances can be given that the current operating volumes in our ancillary network business will not continue to decline in the future. Our continuing losses will also continue to reduce our available cash. We have recently changed our business strategy and are focusing on developing and operating an urgent and primary care business. No assurances can be given that we will be successful in this effort and that it will not cause us to incur additional losses. If we are unable to reduce or eliminate the losses in our ancillary network business and operate our urgent and primary care business profitability, we might be required to seek access to additional capital either through debt or equity markets. If additional financing is required, there can be no assurance that we would be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current stockholders.

The lingering effects of the economic recession could materially adversely affect our financial position, results of operations or cash flows.

The United States economy continues to experience the negative effects from a severe economic recession. Although certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

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

A failure in or a breach of our operational or security systems or infrastructure, or those of the third party vendors and other service providers or other third parties with which we transact business, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses.

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

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our CEO and CFO concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

In connection with the relocation of our corporate headquarters from Dallas, Texas to Atlanta, Georgia, we received resignation notices from our then-serving CFO and Principal Accounting Officer. We later learned that none of the other members of our accounting or finance divisions would be moving with the Company to our new headquarters in Atlanta, Georgia. Although we appointed individuals to serve as interim CFO and principal accounting officer, both assumed these positions in addition to their existing roles as officers of the Company. Our lack of executive officers dedicated principally to accounting coupled with the loss of virtually all our finance and accounting staff, left us without the necessary expertise on staff to address our more complex accounting matters and also resulted in routine year-end accounting processes and procedures not being timely performed. Our acquisition of our urgent and primary care centers placed additional stress on our accounting controls. At the time of our acquisition of those centers, none employed full-time, dedicated accounting personnel, only two maintained their books and records on an accrual basis of accounting, and none had effective internal controls over financial reporting. Furthermore, four of the five of the transactions were closed in the second half of 2014. The timing of these acquisitions, combined with center-level accounting challenges and the issues created by our personnel deficiencies, rendered us unable to appropriately implement adequate processes and procedures to effectively exercise internal controls at the clinic level.

Our management also has concluded that our disclosure controls and procedures are not effective such that the information relating to our Company required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting or cause the market price of our common stock to decline.

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

The credit agreements governing our indebtedness contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit agreements contain restrictive covenants that limit our ability to, among other things:

•	incur additional secured indebtedness other than purchase money indebtedness not to exceed $1,500,000 in the aggregate;

•	merge or consolidate with another entity;

•	pay dividends or make other distributions;

•	make additional investments in fixed assets in any year in excess of $1,500,000;

•	guarantee obligations of any other person or entity;

•	mortgage or pledge any of our assets except liens securing permitted purchase money indebtedness; or

•	make any loans or advances.

The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our credit agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our credit agreements there could be an event of default. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants. In the event of a default under our credit agreements, the lender could terminate its commitment to lend or accelerate the loan and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our credit agreements or obtain needed waivers on satisfactory terms.

Our borrowing under our credit agreements exposes us to interest rate risk.

Our results of operations are exposed to interest rate risk associated with borrowing under our credit agreements, which bear interest at daily one month London Interbank Offered Rate, or LIBOR, plus 1.75%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

The number and timing of new centers acquired and opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	the identification and availability of attractive sites for new centers and the ability to negotiate suitable lease terms;

•	our ability to successfully identify and address pertinent risks during acquisition due diligence;

•	the preparation of target centers’ financial statements on methods of accounting other than generally accepted accounting principles, or GAAP;

•	the proximity of potential sites to one of our or our competitors’ existing centers;

•	our ability to obtain required governmental licenses, permits and authorizations on a timely basis; and

•	our ability to recruit qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other personnel to staff our centers.

If we are unable to find and secure attractive target centers to expand in existing markets or enter new markets, our revenues and profitability may be harmed, we may not be able to implement our growth strategy and our financial results may be negatively affected.

Our acquisition and opening of centers in new markets exposes us to various risks and may require us to develop new business models.

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

We may be unable to acquire target centers within our current price ranges. This may reduce the pace of our growth and increase the need for additional debt and equity capital. The patient population of centers we acquire may be loyal to existing ownership, making it difficult to maintain pre-closing revenue and profit levels. The re-branding of acquired centers may have an adverse market effect in local communities, and our brand may not be received as favorably in the local communities as we anticipate.

The process of integration of an acquired center may subject us to a number of risks, including:

•	Failure to successfully manage relationships with physicians and other staff of the acquired center;

•	Demands on management related to the increase in size of our Company after the acquisition;

•	Diversion of management attention;

•	Potential difficulties integrating and harmonizing financial reporting systems;

•	Difficulties in the assimilation and retention of employees;

•	Inability to retain the physicians and other staff of the acquired center;

•	Inability to establish uniform standards, controls, systems, procedures and policies;

•	Inability to retain the patients of the acquired center;

•	Exposure to legal claims for activities of the acquired center prior to acquisition; and

•	Incurrence of additional expenses in connection with the integration process.

If the acquired center is not successfully integrated into our Company, our business, financial condition and results of operations could be materially adversely affected, as well as our reputation.  Furthermore, if we are unable to successfully integrate the acquired center or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

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

We will require additional capital to fund our operating and expansion costs, and our inability to obtain such capital will likely harm our business.

Although we currently operate ten urgent and primary care centers, our administrative, corporate and general organizational infrastructure is designed to support numerous additional centers. Consequently, we expect that our monthly expenses will continue to exceed our monthly cash receipts until we significantly increase the number of our urgent and primary care centers. Depending on the results of our planned follow-on offering and certain other factors, including the results of operations of our ancillary network business, we may need to raise additional capital to cover our operating costs.

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

We may not be able to recruit and retain qualified physicians and other healthcare professionals for our urgent and primary care centers.

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

We may be unable to enter into or maintain contracts for our urgent and primary care centers on favorable terms with commercial payors.

A significant portion of our existing net patient service revenue is derived from nongovernmental, third-party payors, or commercial payors, such as managed care organizations, commercial insurance providers and employer-sponsored healthcare plans. These commercial payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements include fee-for-service, PPOs and health maintenance organizations, as well as prepaid and discounted medical service packages and capitated, or fixed fee, contracts. Rates for health maintenance organization benefit plans are typically lower than those for PPOs or other benefit plans that offer broader provider access.

Frequently, commercial payors classify or may reclassify us as either a primary care or urgent care provider. Such distinctions may result in different payment and reimbursement structure. Such differences may affect costs to the patient through increased copayments, deductibles and other cost-sharing mechanisms and, accordingly, patient choice of provider.

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

As various provisions of the Patient Protection and Affordable Care Act, or the ACA, are implemented, commercial payors may increasingly demand fee reductions. In addition, there is a growing trend for commercial payors to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our centers. Patient volumes could be negatively impacted if we are unable to enter into or maintain acceptable contracts with such commercial payors, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Government healthcare programs may reduce reimbursement rates.

In recent years, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the healthcare system. Any change in the laws, regulations, or policies governing the healthcare system could adversely affect reimbursement rates and our operations and financial condition. Enacted in March 2010, the ACA seeks to expand healthcare coverage, while increasing quality and limiting costs. The ACA substantially changes the way healthcare is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state healthcare reforms measures there could be limits to the amounts that federal and state governments will pay for healthcare services, which could result in reduced demand or profitability of our services.

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

We depend upon compensation from third-party payors for the services provided to patients in our centers. The amount that our centers receive in payment for their services may be adversely affected by factors we do not control, including federal or state regulatory changes, cost-containment decisions and changes in reimbursement schedules of third-party payors and legislative changes. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Failure to bill timely or accurately for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

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

We are dependent on our third-party revenue cycle managers for billing and collection of our claims.

We submit our claims for services rendered to commercial payors and governmental payors electronically through our third-party revenue cycle managers.  We are dependent on our revenue cycle managers for the timely billing and collections of our claims.  Any delay by or failure of our revenue cycle managers to timely bill and collect our claims could have a material adverse effect on our business, results of operations and financial condition.

We may incur costs resulting from security risks in connection with the electronic data processing by our partner banks.

Because we accept electronic payment cards for payments at our facilities, we may incur costs resulting from related security risks in connection with theelectronic processing of confidential information by our partner banks.  Recently, several of the large national banks have experienced potential or actual breaches in which similar data has been or may have been stolen.  Such occurrences could cause patient dissatisfaction resulting in decreased visits or could also distract our management team from the management of the day-to-day operations.

A successful challenge by tax authorities to our treatment of certain healthcare providers as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these healthcare providers.

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

Currently, our centers are located in Georgia, Florida, Alabama and Virginia, making us particularly sensitive to regulatory, economic, and other conditions in those states.

Our current centers are located in Georgia, Florida, Alabama and Virginia. If there were an adverse regulatory, economic or other development in any of those states, our patient volume could decline, our ability to operate our centers under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Risks Related to Our Ancillary Network Business

We have one client which accounts for a substantial portion of our ancillary network business.

HealthSmart, our largest client and now our manager, accounted for approximately 34% of our ancillary network net revenue in 2014, and 22% in 2013. The loss of this client or significant declines in the level of use of our services by this client, without replacement by new business, would have a material adverse effect on our business and results of operations. Although we have entered into a management agreement with HealthSmart to manage our ancillary network business, there is no assurance that it will continue to use our ancillary network services at the same or greater level as it did in 2014.  The initial term of our payor contract with HealthSmart terminates on December 31, 2015, and there is no assurance that it will be extended beyond that date.

Large competitors in the healthcare industry may choose to compete with us, reducing our margins. Some of these potential competitors may be our current clients.

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

Our ancillary network business is dependent upon payments from third party payors which may reduce rates of reimbursement.

Our ability to achieve profitability in our ancillary network business depends, in part, on payments provided by third-party payors. Competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years. If continuing, these trends could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to our clients for the services provided through us, and consequently, the amount these clients would be willing to pay for our services. Also, under the medical loss ratio, or MLR, regulations included in the ACA, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as “incurred claims” may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients or add new clients, because our clients’ or prospective clients’ MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

We are dependent upon our network of qualified providers, and our provider agreements may be terminated at any time.

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

We pay our manager cash fees for operating our ancillary network business.

We pay our manager cash fees for the services it provides in managing our ancillary network business. The payment of these fees may impact the amount of cash available for investment in our urgent and primary care business.

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

Our manager will not be liable to us for any acts or omissions performed in accordance with the management agreement.

Pursuant to our management agreement, our manager will not assume any responsibility other than to render the services called for thereunder in good faith. Our manager, its members, managers, officers and employees will not be liable to us for any acts or omissions by our manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our manager’s duties under our management agreement. We will, to the full extent lawful, reimburse, indemnify and hold our manager, its members, managers, officers and employees and each other person, if any, controlling our manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in performance of our manager’s duties under our management agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our manager’s duties under our management agreement.

Risks Related to Healthcare Regulation

The healthcare industry is heavily regulated, and if we fail to comply with these laws and government regulations we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors, patients and clients, our marketing activities and other aspects of our operations. If we fail to comply with these laws and regulations, we could be exposed to civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from government healthcare programs. Any action against us for violation of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Our physicians and other licensed healthcare providers, are also subject to ethical guidelines and operating standards of professional and private accreditation agencies.

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

The operation of urgent and primary care centers subjects us, and will subject us, to many state laws and regulations. In general, states, whether directly or through boards, agencies or other delegated authorities, regulate the ownership and dispensing of controlled substances, the retention and storage of medical records, patient privacy and protection of health information, the licensure of healthcare providers, and the clinical supervision by physicians of nurse practitioners and physicians assistants, among other aspects of our operations. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

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

Numerous state and federal laws also apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Third-party payors carefully monitor compliance with these and other applicable rules. Our failure to comply with these rules could result in our obligation to refund amounts previously paid for such services or non-payment for our services.

Additionally, on January 16, 2009, the United States Department of Health and Human Services, or HHS, released the final rule mandating that providers covered by the Administrative Simplification Provisions of HIPAA, including our centers, must implement the International Classification of Diseases, 10th Edition, or ICD-10, for medical coding on October 1, 2013. Although the deadline for implementation of ICD-10 codes has been delayed until October 15, 2015, the ICD-10 codes will require significantly more information than the International Classification of Diseases, 9th Edition, or ICD-9, codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than with ICD-9 codes. We may incur additional costs to implement these changes.

If we are found to have violated any of these or any of the other laws or regulations which govern our activities, the resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Changes in coverage and the rates or methods of third-party reimbursements may adversely affect our urgent and primary care revenue and operations.

A substantial portion of our urgent and primary care revenue is derived from direct billings to patients and third-party payors. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a material adverse effect on our revenue and financial results. Reimbursement rates can vary depending on whether our center is an in-network or out-of-network provider. Each of our centers may be out-of-network for some patients. When acting as an out-of-network provider, reimbursement rates may be lower, co-payments and deductibles may be higher and we may have difficulties complying with the billing requirements of certain third-party payors. Additionally, the continued implementation of the ACA could result in substantial changes in coverage and reimbursement, including changes in coverage and amounts paid by private payors, which could have an adverse impact on our revenue from those sources.

Past and future healthcare reform legislation and other changes in the healthcare industry could adversely affect our business, financial condition and results of operations.

The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the ACA into law, which made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Because of the continued uncertainty about the implementation of various provisions of the ACA, we cannot predict with any certainty the impact of the ACA on our business models, prospects, financial condition or results of operations. Also, Congress and state legislatures may continue reviewing and assessing alternative healthcare delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the healthcare system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition or results of operations. Continued efforts to shift healthcare costs to the patient (through co-payments, deductibles, and other mechanisms) could adversely affect our business, financial condition and results of operations.

If we are required to restructure our arrangements with physicians because of current or future laws, we may incur additional costs, lose contracts or suffer a reduction in net revenue.

Various laws bear on our relationships with the physicians staffing our urgent and primary care centers. Authorities in some states could find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment, but they may also prevent the sharing of professional services income with non-professional or business interests. Approximately 30 states have some form of corporate practice of medicine restrictions, and, as we continue to expand into new markets, our current business model may implicate these restrictions. One of the states in which we currently operate, Georgia, has adopted certain corporate practice of medicine restrictions against non-professional entities. Although we believe we are currently in material compliance with applicable law, including with respect to the corporate practice of medicine and fee-splitting, regulatory authorities or other parties, including our employed and contracted physicians, or our physicians, may assert that, among other things, our state-level operating subsidiaries are impermissibly engaged in the practice of medicine. In that event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to modify our organizational structure, any of which could have a material adverse effect on our business and our ability to execute our growth strategy. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such debt or require the refinancing of such debt.

We are subject to the data privacy, security and breach notification requirements of HIPAA, HITECH and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions.

Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, HHS has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” The Company and each of our centers is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we are in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of PHI or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

Further, HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties but also to unauthorized internal access to or use of such PHI.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1,500,000 in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity's compliance record.

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

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

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as the Company and each of our centers are required to conform to such transaction set standards.

Our centers participate in the federal Medicare program and, as a result, we must comply with a number of additional federal regulatory requirements.

Our centers participate as providers the federal Medicare program. As participants in the Medicare program, we are directly subject to certain federal regulatory requirements, including the Stark Law and the Anti-Kickback Statute. Furthermore, the Medicare program is particularly susceptible to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements.

Since 1992, Medicare has paid for the “medically necessary” services of physicians, non-physician practitioners, and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. The resulting relative value units, or RVUs, are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

CMS is required to limit the growth in spending under the physician fee schedule by a predetermined sustained growth rate, or SGR. If implemented as mandated, the SGR would result in significant payment reductions under the physician fee schedule. Every year since 2003, Congress has delayed application of the SGR, but we cannot predict with certainty whether it will continue to do so. Congress most recently delayed application of the SGR in the Protecting Access to Medicare Act of 2014, or PAMA, which became effective on April 1, 2014. In March of 2014 (prior to the passage of PAMA), CMS announced that the estimated physician fee schedule update for 2014 would be reduced by 20.9% due to the SGR formula. PAMA provides for the continuation of the 0.5% reimbursement increase to the physician payment schedule through December 31, 2014 (originally provided under the Pathway for SGR Reform Act of 2013), and also provides for no change to the physician fee schedule through March 31, 2015. Although several recent legislative proposals have sought to impose permanent or semi-permanent solutions to the SGR reductions, we cannot predict with certainty whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

Furthermore, the ACA reduces annual payment updates for certain providers and reduces Medicare payments for certain procedures, and the Budget Control Act of 2011, or BCA, requires automatic spending reductions for each fiscal year through 2021. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013 and has recently been extended for an additional two years beyond the original expiration date of 2021.

We are subject to CMS’ RAC program.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, introduced on a trial basis the use of RACs for the purpose of identifying and recouping Medicare overpayments and underpayments. Any overpayment received from Medicare is considered a debt owed to the federal government. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim, and are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments identified and collected.

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

We are subject to the Anti-Kickback Statute, Stark Law, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

Anti-Kickback Statute

The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The ACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violation the statute. Further, the ACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

Because we currently accept funds from governmental health programs, we are and will be subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

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

The ownership of our stock by any of our physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders' equity exceeds $75,000,000 at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our physicians own our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation.

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, and potential exclusion from participation in government healthcare programs, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

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

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

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

We are subject to various federal, state and local and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Some of our operations include the use, generations and disposal of hazardous materials. We also plan to acquire ownership in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate, including contamination caused by prior owners or operators of such sites, abutters or other persons, and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

Risks Related to Our Common Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we plan to issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes, resulting in the dilution of the ownership interests of our stockholders at that time. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on The NASDAQ Capital Market, and new investors could gain rights superior to those of our stockholders at that time.

Your ownership will be diluted by exercises of outstanding and future options and warrants and other forms of equity.

As of December 31, 2014, we had outstanding options to purchase an aggregate of 1,244,662 shares of our common stock at a weighted average exercise price of $3.69 per share and warrants to purchase an aggregate of 1,782,222 shares of our common stock at a weighted average exercise price of $2.89 per share and 155,663 shares issuable on the conversion of restricted stock units, or RSUs, awarded to officers and directors. The exercise of such outstanding options and warrants and the conversion of such RSUs will result in further dilution of your investment.

Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

As of March 16, 2015, our executive officers, directors, and holders of greater than 5% of our outstanding common stock together beneficially owned approximately 60.88% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock have the ability to significantly influence all matters submitted to our stockholders for approval, including:

•	changes to the composition of our Board of Directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations, or other business combinations; and

•	amendments to our Certificate of Incorporation and bylaws which govern the rights attached to our shares of common stock.

This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs, or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then prevailing market price of our common stock. The interests of our executive officers, directors, and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of the other holders of our common stock. This concentration of ownership may also adversely affect our stock price.

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market can experience significant price and volume fluctuations that have affect the market prices of securities, including securities of healthcare companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in healthcare laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general economic and stock market conditions.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of healthcare companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our financial condition, results from operations, business or prospects. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business. There is no assurance that the market price of our common stock will not fall in the future.

We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on any appreciation in the price of our common stock.

We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.

We are subject to the listing requirements of The NASDAQ Capital Market and there can be no assurances that we will satisfy these listing requirements on an ongoing basis.

Our common stock is listed on The NASDAQ Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares and minimum bid price per share, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The NASDAQ Capital Market.

We recently determined that awards of RSUs we made to our directors in 2009, 2013 and 2014 were not and would not be in compliance with the terms of our 2009 Equity Incentive Plan.  Because of such noncompliance, awards of RSUs to our directors and issuance of our common stock upon vesting of those RSUs have not been approved by our stockholders, and, accordingly, the issuance of our common stock thereunder was not and would not be in compliance with NASDAQ Listing Rule 5635(c). On November 5, 2014, we notified The NASDAQ Stock Market LLC, or NASDAQ, of these events and advised it that our Board of Directors has determined that we would suspend the issuance of additional common stock under the RSUs awarded in 2009 and would not issue any common stock under the RSUs awarded in 2013 or 2014 until stockholder approval of such awards is obtained and stockholders approve an amendment of the 2009 Equity Plan to permit the award of RSUs to our directors. We also notified NASDAQ that we would seek such stockholder approval at our 2015 annual meeting of stockholders. On November 25, 2014, we received a letter from NASDAQ notifying us that NASDAQ had determined that we had violated NASDAQ Listing Rule 5635(c). In its November 25, 2014 letter, NASDAQ granted us an extension of time until May 26, 2015 to obtain such approvals and notify NASDAQ of such action. In the event we do not obtain stockholder approval of the RSU awards and an amendment to our 2009 Equity Incentive Plan to permit the award of RSUs to our directors, NASDAQ may delist our common stock.

If we are delisted from The NASDAQ Capital Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and little or no analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

The market price of our common stock in the future may be affected by different factors than in the past.

With our entry into the urgent and primary care line of business and our plans to transform the Company over the next few years into primarily an urgent and primary care business, the market price of our common stock in the future may be impacted by different factors than those that have affected the market price of our common stock in the past.

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

•
authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve; and

•	limit who may call a stockholders meeting.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

We cannot predict what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.

An inactive market may impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We cannot predict with any certainty the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may fall.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with our underwriters, may establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

On October 29, 2014, ACSH Service Center, LLC, one of our wholly-owned subsidiaries, entered into a lease, commencing on November 1, 2014, with John Hancock Life Insurance Company (U.S.A.), a wholly-owned subsidiary of Manulife Financial Corporation, of a 9,748 square foot suite in The Proscenium building located at 1170 Peachtree Street in Atlanta, Georgia. Under the lease, the rent to be paid increases from $29.75 per square foot in year one to $33.65 per square foot in year six of the lease. In January 2015, we relocated our corporate office from Dallas, Texas to this new office space. The initial term of the lease is 66 months, unless terminated earlier or extended in accordance with the lease agreement. The lease may be terminated early by the landlord upon the occurrence of an event of default by us, including, but not limited to, the failure to pay rent when due and a breach under the lease agreement that is not cured by us within 30 days of notice from the landlord of such breach. Under the lease agreement, we have the right, upon written notice to the landlord at least nine months prior to the expiration of the initial term, to renew the term for an additional five years. The obligations under the lease agreement are guaranteed by the Company.

We currently operate ten urgent and primary care centers in the following locations:

Location	Number of Facilities
Alpharetta, Georgia	1
Decatur, Georgia	1
Hueytown, Alabama	1
Locust Grove, Georgia	1
Panama City, Florida	1
Panama City Beach, Florida	1
Rainbow City, Alabama	1
Springville, Alabama	1
Fairfax, Virginia	1
Gainesville, Virginia	1

Our centers range in size from approximately 2,500 to 6,000 square feet and are generally equipped with x-ray and laboratory equipment. All of our centers are leased under operating or capital leases for terms ranging from 1 to approximately 25 years, with options to renew from 0 to 10 years. We consider all of our centers to be well suited for our current requirements.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2014, we were not a party to any legal proceeding that, in our management’s opinion, could have a material adverse effect on our financial position or results of operations.  We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

On March 24, 2015, the Company received a cease and desist letter from American Family Care, Inc. and its affiliated entities alleging trademark infringement and demanding that the Company discontinue its use of the trade name “American CareSource” in the urgent and primary care marketplace.  We intend to take appropriate action to protect the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol ANCI.

The following table sets forth, for the fiscal periods indicated, the range of the high and low sales prices for our common stock on The NASDAQ Capital Market from January 1, 2013 through December 31, 2014.

	High	Low
2014
Fourth Quarter	$3.11	$2.06
Third Quarter	$3.99	$2.89
Second Quarter	$3.75	$1.61
First Quarter	$2.32	$1.54
2013
Fourth Quarter	$1.85	$1.32
Third Quarter	$2.01	$1.50
Second Quarter	$2.10	$1.62
First Quarter	$2.01	$1.50

On September 21, 2011, we received a letter from NASDAQ stating that for 30 consecutive business days immediately preceding the date of the letter, our common stock did not maintain a minimum closing bid price of $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2) and, therefore, our common stock was subject to delisting. We were given 180 calendar days, or until March 19, 2012, to regain compliance with the minimum bid price requirement.

In a letter dated March 20, 2012, NASDAQ stated that although we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day compliance period, or until September 17, 2012, based on the Company meeting the continued listing requirements for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market (except for the minimum bid price requirement) and having notified NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

With the requisite approval of our stockholders, on August 31, 2012 we amended our Certificate of Incorporation to effect a 1-for-3 reverse stock split of our common stock effective September 4, 2012. On that date, every three shares of our common stock then issued and outstanding were automatically combined into one share of common stock. Stockholders left with fractional shares as a result of the reverse split received cash in lieu of the fractional shares. In addition, any options, warrants and RSUs outstanding were adjusted accordingly. As a result of the reverse split, we had 5,706,443 shares of common stock issued and outstanding as of December 31, 2012.

On September 18, 2012, we received notification from NASDAQ that we were in compliance with the minimum bid price requirement.

We recently determined that awards of RSUs we made to our directors in 2009, 2013 and 2014 were not and would not be in compliance with the terms of our 2009 Equity Incentive Plan.  Because of such noncompliance, awards of RSUs to our directors and issuance of our common stock upon vesting of those RSUs have not been approved by our stockholders, and, accordingly, the issuance of our common stock thereunder was not and would not be in compliance with NASDAQ Listing Rule 5635(c). On November 5, 2014, we notified NASDAQ of these events and advised it that our Board of Directors has determined that we would suspend the issuance of additional common stock under the RSUs awarded in 2009 and would not issue any common stock under the RSUs awarded in 2013 or 2014 until stockholder approval of such awards is obtained and stockholders approve an amendment of the 2009 Equity Plan to permit the award of RSUs to our directors. We also notified NASDAQ that we would seek such stockholder approval at our 2015 annual meeting of stockholders. On November 25, 2014, we received a letter from NASDAQ notifying us that NASDAQ had determined that we had violated NASDAQ Listing Rule 5635(c) that provides, in relevant part, that stockholder approval is required prior to the issuance of securities when equity compensation arrangements are made pursuant to which stock may be acquired by officers, directors, employees or consultants. The November 25, 2014 notification from NASDAQ has no immediate effect on the listing of our common stock. In its November 25, 2014 letter, NASDAQ granted us an extension of time until May 26, 2015 to obtain such approvals and notify NASDAQ of such action. In the event we do not obtain stockholder approval of the RSU awards and an amendment to our 2009 Equity Incentive Plan to permit the award of RSUs to our directors, NASDAQ may delist our common stock.

Holders

As of December 31, 2014, according to the records of our transfer agent, we had 154 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock for the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our urgent and primary care business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity incentive plans, see table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report.

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

This Item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report.  You should review the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We engage in two lines of business: our urgent and primary care business and our ancillary network business. Our two lines of business are supported by our shared services function.  The shared service function is primarily to manage and grow the urgent care and primary business; however, we also provide oversight of the ancillary network business managed by HealthSmart since October 1, 2014.  Under the management services agreement, HealthSmart manages our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart.

Although we have historically concentrated on the ancillary network business, with our entry into the urgent and primary care business, and our new management agreement with HealthSmart, we intend to focus on our urgent and primary care business.

Our Urgent and Primary Care Business

In early May 2014, we announced our entry into the urgent and primary care market.  During the remainder of 2014 we, through our wholly-owned subsidiaries, consummated five transactions resulting in the acquisitions of ten urgent and primary care centers located in Georgia (three), Florida (two), Atlanta (three) and Virginia (two).

Our healthcare centers offer a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service on an appointment and walk-in basis. Our centers offer a broad range of medical services that generally fall within the urgent care, primary care, family care, and occupational medicine classifications. Specifically, we offer non-life-threatening, out-patient medical care for the treatment of acute, episodic, and some chronic medical conditions. When hospitalization or specialty care is needed, referrals to appropriate providers are made.

Patients typically visit our centers on a walk-in basis when their condition is not severe enough to warrant an emergency visit or when treatment by their primary care provider is inconvenient. We also attempt to capture follow-up, preventative and general primary care business after walk-in encounters. The services provided at our centers include, but are not limited to, the following:

•
routine treatment of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia, urinary tract infections, and other conditions typically treated by primary care providers;

•	treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

•	minor, non-emergent surgical procedures, including suturing of lacerations and removal of foreign bodies;

•	diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and

•	occupational and industrial medical services, including drug testing, workers' compensation cases, and pre-employment physical examinations.

We staff our centers with a combination of licensed physicians, nurse practitioners, physician assistants, medical support staff, and administrative support staff. Our medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

We intend to grow our urgent and primary care business through the acquisition of existing centers, by expanding service offerings, and by opening new centers in areas located in the eastern and southeastern United States.

Our Ancillary Network Business

Our ancillary network business offers cost containment strategies to our clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  This service is marketed to a number of healthcare companies including TPAs, insurance companies, large self-funded organizations, various employer groups and PPOs.  We are able to lower the payors' ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own.

Payors route healthcare claims to us after service has been performed by participant providers in our network.  We process those claims and charge the payor according to the applicable rate set forth for such services in our contract with the payor.  In processing the claim, we are paid directly by the payor or the insurer for the service.  We then pay the provider of service according to an independently-negotiated contractual rate.  We assume the risk of generating positive margin, which is calculated as the difference between the payment we receive for the service from the payor and the amount we are obligated to pay the provider of service.

On October 1, 2014 we entered into a management services agreement with HealthSmart.  Under the management services agreement, HealthSmart manages the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart.  As part of the management arrangement, HealthSmart hired substantially all of our ancillary network business employees, purchased substantially all of our furniture, fixtures and equipment located in our Dallas, Texas office and assumed our lease for that office.  As a result of this arrangement, we no longer employ the workforce of our ancillary network business.   Under the management services agreement, HealthSmart manages and operates our ancillary network business for a fee equal to the sum of (a) 35% of the net profit derived from the operation of our ancillary network business plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  For purposes of the fee calculation, the term "net profit" means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  Any remaining net profit accrues to us.  During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent.  The initial term of the management services agreement is three years, and it renews annually thereafter for one-year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth a comparison of consolidated statements of operations by our business segments and shared services for the respective years ended December 31 (certain prior year amounts have been reclassified for comparability purposes).

	2014				2013					Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services		Total	$	%
Net revenues	$3,906	$23,146		$27,052	$-	$26,751	$		$26,751	$301	1%
Operating expenses:
Ancillary network provider payments	-	16,241	-	16,241	-	19,762		-	19,762	(3,521)	-18%
Ancillary network administrative fees	-	1,127	-	1,127		1,083			1,083	44	4%
Ancillary network operating costs under Management Services Agreement	-	903	-	903	-	-		-	-	903
Salaries, wages, benefits and taxes	2,601	2,878	2,678	8,157	-	3,272		1,978	5,250	2,907	55%
Professional fees	54	88	1,724	1,866	-	463		799	1,262	604	48%
Other operating expenses	1,331	678	2,035	4,044	-	1,221		1,160	2,381	1,663	70%
Depreciation and amortization	222	644	-	866	-	795			795	71	9%
Total operating expenses	$4,208	$22,559	$6,437	$33,204	$-	$26,596		$3,937	$30,533	$2,671	9%

Operating income (loss)	$(302)	$587	$(6,437)	$(6,152)	$-	$155		$(3,937)	$(3,782)	$(2,370)	-63%

Other (income) expense:
Interest expense				658					-	658
(Gain)/loss on disposal of assets				(108)					5	(113)	-2260%
Interest income				(9)					(27)	18	-67%
Total other (income) expense				541					(22)	563
Loss before income taxes				(6,693)					(3,760)	(2,933)	78%

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $302,000 during 2014.  We entered the urgent and primary care business in May 2014 with the acquisition of two centers in Georgia, and we acquired eight additional centers at various dates during the remainder of 2014. Accordingly, we have been in the urgent and primary care business for less than one year.  Other factors resulting in our segment operating loss include:

•	One center located in Springville, AL is a de novo site.

•	Two centers (Decatur, GA and Panama City Beach, FL) were underperforming when we bought them. We have invested additional funds in those centers and are working to make them profitable.

•	Miscellaneous startup and integration costs associated with our acquisitions.

•	We have yet to benefit from the economies of scale we expect to realize.

Our urgent and primary care business is analyzed below.

Net Revenues

We receive payment for services rendered at our centers from patients, commercial payors, governmental payors, including Medicare and Medicaid, and from our occupational medicine clients. The fees charged are generally determined by the nature of the medical services rendered. We believe the charges at our centers are significantly lower than the charges of hospital emergency departments and are generally competitive with those charged by local physicians and other similar providers in our service areas.  In general, our centers attempt to collect amounts owed by patients at the time of service (including co-payments and deductibles). The amounts collected from patients frequently differ depending on whether the patient visit is reimbursable under an urgent or primary care contract. We submit claims for services rendered to commercial payors and governmental payors electronically through a third-party revenue cycle managers. In most cases, commercial payors process our claims and pay us based on negotiated rates set forth in our applicable contracts.

Net revenue for services is reported at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined.  Our urgent and primary care business, through the ten sites that were acquired by us at various times during 2014 generated net revenues of approximately $3,906,000 for the year ended December 31, 2014. We were not in the urgent and primary care business in 2013 so there is no comparable prior year data.  For the year ended December 31, 2014, we experienced, in the aggregate, approximately 33,000 patient visits, which resulted in an average of 31 patient visits per day per center. The average reimbursement per patient visit was approximately $120 for the year ended December 31, 2014.

Salaries, Wages, Benefits and Taxes

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each facility that generally includes at least one board-certified physician, one or more physician's assistants or nurse practitioners and a front office staff member on-site at all times. Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the year ended December 31, 2014, salaries, wages and associated benefits and taxes aggregated approximately 66.6% of net revenue.

Other Operating Expenses

Other operating expenses primarily consist of facility and operating lease costs, medical and laboratory supplies, radiology and laboratory fees, utilities, medical malpractice and other insurance, office and information technology.

Because the success of our centers is dependent on the acceptance of our brand in the local communities in which we operate, we market at the center-level through various community outreach activities. These activities are coordinated locally by the individual center and are supported by dedicated marketing personnel. Through the local centers, we host and sponsor community activities and events and become involved in local business organizations such as rotary clubs. We also implement a broad range of targeted marketing strategies via direct mail, radio, on-site giveaways, search engine optimization and social media.

For the year ended December 31, 2014, other operating expenses were 34.1% of net revenue.

Our Ancillary Network Business

Our ancillary network business segment reported operating income of $587,000 and $155,000 for the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2013, shared service cost and expenses were included in the ancillary network business.  These costs have been reclassified to shared services to conform to the current year segment reporting presentation.

Our ancillary network business is analyzed below.

Net Revenues

Revenue is recognized when we bill our payor clients for services performed and collection is reasonably assured. We estimate revenues using average historical collection rates.  When estimating collectability, we assess the impact of items such as non-covered benefits, payments made directly to the service provider by the client payor, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.  There can be variations in revenue from period-to-period due to the demand for various ancillary service specialties by our clients' members. The variations can impact revenue, revenue per claim, collectability and margins after payments made to the ancillary service providers. Although we focus on attaining the most advantageous contractual rates possible with our clients and ancillary service providers, we do not control the mix of ancillary service specialties billed and the ancillary service providers that are utilized.

During the year ended December 31, 2014, net revenue declined 13.5% due to the deterioration of billed claims volume from our legacy clients compared to the prior year period. The decline in claims volume was the result of the following:

•
the continued attrition in the clients' accounts bases, which are primarily self-insured employer groups, some of which have moved to larger national carriers for broader network opportunities that offer more competitive discounts specifically from physician and hospital providers;

•	fewer dialysis services claims; and

•	the continued impact of global healthcare factors brought about by the ACA, which resulted in lower participation, delays in the enrollment process and a focus on high-deductible plans.

Provider Payment and Administrative Fees

Payments to our providers and administrative fees paid to our clients for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment.  Payments to providers are the most significant cost and it consists of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

•
Provider payments.  Decreases in provider payments of 17.8% for the year ended December 31, 2014 compared to the prior year are consistent with the revenue declines discussed above. The decrease in provider payments as a percentage of net revenues compared to the same prior year period is primarily due to the combination of the mix of clients that utilized our network of ancillary service providers and the mix of ancillary service categories utilized. The mix of clients and service categories shifted to those that historically contribute higher margins relative to other clients and categories.

•
Administrative fees.  Administrative fees paid to clients as a percent of net revenues were 4.9% for the year ended December 31, 2014 and 4.0% for the comparable period in 2013. The increase is due to a change in mix to clients with higher administrative fees from clients with lower administrative fees, primarily the new clients implemented in the first quarter of 2014.

Ancillary Network Operating Costs under Management Services Agreement

This amount represents profit sharing and expense reimbursement amounts due HealthSmart under our management services agreement which began on October 1, 2014.

Other Operating Costs

Other operating costs primarily relate to salaries, wages, benefits and taxes, as well as other operating expenses.  Salaries, wages, benefits and taxes as a percent of net revenues were 12.4% for the year ended December 31, 2014 and 12.2% for the comparable period in 2013.  Professional fees as a percent of net revenues were 0.4% for the year ended December 31, 2014 and 1.7% for the comparable period in 2013.  Other operating expenses as a percent of net revenues were 2.9% for the year ended December 31, 2014 and 4.6% for the comparable period in 2013.  HealthSmart began managing our ancillary network business on October 1, 2014 and effective November 1, 2014, HealthSmart hired substantially all our employees dedicated to our ancillary network business.  The HealthSmart management services agreement enabled us to reduce our other operating costs, as a percent of revenue, when compared to the prior year.

Shared Services

Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business. Shared services includes the salaries of our Chief Executive Officer, Chief Financial Officer, the Chief Information Officer and the executive management team whose time is allocable across both lines of business. The following functions are also included in shared services: finance and accounting; human resources; legal; marketing; information technology; and general administration.

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in shared services. As of December 31, 2014, shared services included 17 full-time employees compared to 15 at December 31, 2013. 2013 expenses were reclassified to conform to the 2014 shared services presentation.  Shared services expenses totaled $6,437,000 and $3,937,000 for the years ended December 31, 2014 and December 31, 2013, respectively.  The increase was primarily due to the expansion of our infrastructure to operate and grow our urgent and primary care business, including interim staffing and accounting costs related to personnel changes and relocation of our corporate office to Atlanta, Georgia.

During the year ended December 31, 2014, shared services costs included approximately $333,000 of costs related to acquisitions and various strategic initiatives, including the negotiation and finalization of the management services agreement with HealthSmart. Costs incurred consisted primarily of professional fees paid to attorneys and accountants. In addition, shared services costs reflect various marketing investments, which included website development and branding activities.

Liquidity and Capital Resources

As of December 31, 2014, we had negative working capital of $1,181,000 compared to positive working capital of $5,626,000 at December 31, 2013.  Our cash and cash equivalents balance decreased to approximately $1,020,000 as of December 31, 2014 compared to $6,207,000 at December 31, 2013.

During the year ended December 31, 2014, we completed acquisitions of ten urgent and primary care centers in the states of Georgia, Florida, Alabama and Virginia.  The total cash investment for such acquisitions was $6,921,000.  We incurred additional seller financed debt with a fair value of $1,297,000 in connection with these acquisitions and at December 31, 2014 we owed $268,000 of the purchase price to the seller in our Virginia transaction.

Contributing to this decline in working capital was a decline in claims volume from our ancillary network business along with expenses incurred to create our urgent and primary care brand and to acquire and integrate our urgent care and primary centers.

The table below reconciles the loss before income taxes to the net decrease in cash for the year ended December 31, 2014:

Loss before income taxes	$(6,693)
Borrowings under line of credit	4,716
Cash paid for acquisitions	(6,921)
Proceeds from issuance of common stock	2,000
Depreciation and amortization	866
Non-cash stock-based compensation expense	592
Other	253
Decrease in cash	$(5,187)

On May 5, 2014, we closed a private placement of 1,000,000 shares of our common stock, par value $0.01 per share, at a purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 for the shares.

On July 30, 2014, we entered into the July 2014 credit agreement with Wells Fargo providing for a $5,000,000 revolving line of credit, which we used primarily to fund our urgent and primary care acquisitions. Our obligation to repay advances under the July 2014 credit agreement is evidenced by a credit note, with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. The credit note matures on June 1, 2016, and all borrowings under the July 2014 credit agreement are due and payable on that date.

Borrowings under the July 2014 credit agreement are also secured by guarantees provided by certain officers and directors of the Company and two stockholders of the Company who are not officers or directors of the Company. On July 30, 2014, we issued warrants to the guarantors to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. As of December 31, 2014, we had outstanding borrowings under the July 2014 credit agreement in the amount of $4,716,000. As of the filing date of this Annual Report, we have drawn down the entire line.

To further our ability to execute our strategy of acquiring urgent care and primary care facilities and operations, on December 4, 2014, we entered into the December 2014 credit agreement with Wells Fargo providing for a $6,000,000 line of credit. Our obligation to repay advances under the December 2014 credit agreement is evidenced by a credit note, with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. The credit note matures on June 1, 2016, and all borrowings under the December 2014 credit agreement are due and payable on that date. The obligations under the July 2014 credit agreement and the December 2014 credit agreement and the note are secured by all the assets of the Company and its subsidiaries. The credit agreements include customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the December 2014 credit agreement are secured by guarantees provided by two directors of the Company and a third party who is not an officer, director or stockholder of the Company. On December 4, 2014, we issued warrants to the guarantors to purchase an aggregate of 960,000 shares of our common stock at $2.71 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. As of December 31, 2014, we had no borrowings outstanding under the December 2014 credit agreement. As of the filing date of this Annual Report, we have drawn down $2,000,000 of the credit line.

In connection with the acquisitions of our urgent and primary care centers in 2014, our  wholly-owned subsidiaries issued promissory notes to the sellers of those centers in the original aggregate principal amount of $1,500,000, as follows:

•
ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, issued a promissory note in the principal amount of $500,000 to CorrectMed, LLC and other sellers.  The note bears simple interest at a fixed rate of 5% per annum, matures on May 8, 2015.

•
ACSH Urgent Care of Florida, LLC, or ACSH Florida, issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016.  The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. The third promissory note in the principal amount of $300,000 is noninterest bearing and is due and payable in 30 equal monthly installments of $10,000 each, beginning on September 30, 2014.

•
ACSH Urgent Care Holdings, LLC, or ACSH Urgent Care, issued a promissory note in the principal amount of $150,000 to Jason Junkins, M.D. The note is guaranteed by American CareSource Holdings, Inc. and is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date, September 12, 2014.

•	ACSH Georgia issued a promissory note in the amount of $100,000 to Han C. Phan, M.D. and Thinh D. Nguyen, M.D. The note matures on the one-year anniversary of the closing date, October 31, 2014.

•
ACSH Urgent Care of Virginia, LLC, or ACSH Virginia, issued a promissory note in the principal amount of $50,000 to Stat Medical Care, P.C. (d/b/a Fair Lakes Urgent Care Center) and William and Teresa Medical Care, Inc. (d/b/a Virginia Gateway Urgent Care Center). The note bears simple interest at a fixed rate of 5% annum, matures on December 31, 2015, and is subject to a working capital adjustment as set forth in the purchase agreement.

After closing certain transactions, various working capital and other adjustments were made to the purchase price in the manner and amount set forth in the applicable purchase agreements.

On February 6, 2015, we filed a Form S-1 Registration Statement to sell additional shares of our common stock.  If the offering is fully subscribed, we will raise an additional $15,000,000 (less applicable fees), plus any proceeds we receive on account of a 15% over-allotment option we have granted to the underwriters.  We anticipate the offering closing in the second quarter of 2015.

With our entry into the management services arrangement with HealthSmart for the operation of our ancillary network business, we believe that our cash on hand and borrowings available under the credit agreement, together with the net proceeds that we believe will be available from current and future equity offerings and debt financing, will be sufficient to meet our anticipated needs for working capital, acquisitions, debt repayment and capital expenditures for the next 12 months.

Inflation

Inflation did not have a significant impact on our costs during the year ended December 31, 2014.  We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 or 2013 or for the periods then ended.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management:

Revenue Recognition

Our Urgent and Primary Care Business

We have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual amounts from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined.  We grant credit without collateral to our patients, who consist primarily of local residents insured by third-party payors.   A summary of the basis of reimbursement with major third-party payors is as follows:

Commercial and HMO – We have entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

Medicare – Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

In establishing allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns.  We adjust this allowance prospectively.

Collection of payment for services provided to patients without insurance coverage is done at time of service.

Our Ancillary Network Business

We recognize revenue on the services that we provide, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers; (ii) providing claims management, reporting, processing and payment services; (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks; and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the payor clients and collections are reasonably assured.  We estimate revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

We record a provision for refunds based on an estimate of historical refund amounts.  Refunds are paid to payors for overpayment on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved.  The evaluation is performed periodically and is based on historical data.  We present revenue net of the provision for refunds on the consolidated statement of operations.

       After careful evaluation of the key gross and net revenue recognition indicators, we have concluded that our circumstances are most consistent with those key indicators that support gross revenue reporting, since we are fulfilling the services of a principal versus an agent.

Following are the key indicators that support our conclusion that we act as a principal when settling claims for service providers through our contracted service provider network:

•
The Company is the primary obligor in the arrangement. We have assessed our role as primary obligor as a strong indicator of gross reporting.  We believe that we are the primary obligor in our transactions because we are responsible for providing the services desired by our payor clients.  We have distinct, separately negotiated contractual relationships with our payor clients and with the ancillary healthcare providers in our networks.  We do not negotiate "on behalf of" our payor clients and do not hold ourselves out as the agent of the payor clients when negotiating the terms of our ancillary healthcare service provider agreements.  Our agreements contractually prohibit payor clients and service providers from entering into direct contractual relationships with one another.  The payor clients have no control over the terms of our agreements with the service providers.  In executing transactions, we assume key performance-related risks.  The payor clients hold us responsible for fulfillment, as the provider, of all of the services the payor clients are entitled to under their contracts; payor clients do not look to the service providers for fulfillment.  In addition, we bear the pricing/margin risk as the principal in the transactions.  Because the contracts with the payor clients and service providers are separately negotiated, we have complete discretion in negotiating both the prices we charge our payor clients and the financial terms of our agreements with the service providers.  Because our profit is the spread between the amounts received from the payor clients and the amount paid to the service providers, we bear significant pricing and margin risk.  There is no guaranteed mark-up payable to us on the amount we have contracted.  Thus, we bear the risk that amounts paid to the service provider will be greater than the amounts received from the payor clients, resulting in a loss or negative claim.

•
The Company has latitude in establishing pricing.  As stated above, we are able to negotiate the price payable to us by our payor clients as well as the price to be paid to each contracted service provider.  This type of pricing latitude indicates that we have the risks and rewards normally attributed to a principal in the transactions.

•
The Company changes the product or performs part of the services. We provide the benefits associated with the relationships we build with the payor clients and the services providers.  While the parties could deal with each other directly, the payor clients would not have the benefit of our experience and expertise in assembling a comprehensive network of service providers, in claims management, reporting and processing and payment services, in performing network/needs analysis to assess the benefits to payor clients of adding additional/different service providers to the client payor-specific provider networks, and in credentialing network service providers.

•
The Company has complete discretion in supplier selection. We have complete discretion in supplier selection.  One of the key factors considered by payor clients which engage us is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers.  As part of the contractual arrangement between us and our payor clients, the payors identify their obligations to their respective covered persons and then work with us to determine the types of ancillary healthcare services required in order for the payors to meet their obligations.  We may select the providers and contract with them to provide services at its discretion.

•
The Company is involved in the determination of product or service specifications. We work with our payor clients to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered persons.  In some respects, we are customizing the product through our efforts and ability to assemble a comprehensive network of providers for our payors that is tailored to each payor's specific needs.  In addition, as part of our claims processing and payment services, we work with the payor clients, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

•
The supplier (and not the Company) has credit risk. We believe we have some level of credit risk, but that risk is mitigated because we do not remit payment to providers unless and until we have received payment from the relevant payor clients following our processing of a claim.

•	The amount that the Company earns is not fixed. We do not earn a fixed amount per transaction nor do we realize a per-person per-month charge for our services.

We have evaluated the other indicators of gross and net revenue recognition, including whether or not we have general inventory risk.  We do not have any general inventory risk, as our business is not related to the manufacture, purchase or delivery of goods and we do not purchase in advance any of the services to be provided by the ancillary healthcare service providers.  While the absence of this risk would be one indicator in support of net revenue reporting, as described in detail above, we have carefully evaluated all of the key gross and net revenue recognition indicators and have concluded that our circumstances are more consistent with those key indicators that support gross revenue reporting.

If, however, we were to report our ancillary network revenues, net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2014 and 2013, our revenues would have been approximately $6,900,000 and $7,000,000, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. We perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

Goodwill

Goodwill resulted from the acquisitions of urgent and primary care businesses during the year ended December 31, 2014.  See Note 3.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill.  In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually. We established October 1 as the date of our annual impairment review.  We determined no impairment existed for the period ended September 30, 2014, and there were no factors identified that indicated impairment existed through December 31, 2014.

Intangible Assets

Intangible assets are recorded based on their fair values at the date of acquisition. Our intangible assets have finite useful lives and are amortized over their estimated useful lives. See Note. 9.

Warrant Derivative Liability

We have issued certain warrants, which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant.  The warrants are described herein as derivative warrants.  We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market.  See Note 13 for methodology used to value warrants.

Pending Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.   The guidance relates to the disclosures around going concern. The new standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do believe the adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control over Financial Reporting.

The information contained in this section covers management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2014.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Even assuming the effectiveness of our controls and procedures, our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  In general, our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of management's assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities, to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing remedial measures to address all of the identified material weaknesses, these measures have not been completed as of the filing date of this report.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management's assessment of internal controls identified the below-described material weaknesses.

In connection with our efforts to pursue urgent and primary care acquisitions in the southeast United States, in October 2014, we entered into a lease agreement to relocate our corporate headquarters from Dallas, Texas to Atlanta, Georgia.  Shortly thereafter, we received resignation notices from our then-serving CFO and principal accounting officer.  We later learned that none of the other members of our accounting or finance divisions would be moving with the Company to our new headquarters in Atlanta, GA.

Although we appointed individuals to serve as interim CFO and principal accounting officer, both assumed these positions in addition to their existing roles as officers of the Company.  Our lack of executive officers dedicated principally to accounting coupled with the loss of virtually all our finance and accounting staff, left us without the necessary expertise on staff to address our more complex accounting matters and also resulted in routine year-end procedures such as reconciliations, evaluations, testing, analysis and financial process and control reviews not being timely performed.

Since year-end, we employed a CFO, a controller, two full-time staff-level accounting employees, and several temporary staff members.  Although we have made substantial progress in addressing personnel deficiencies, as of December 31, 2014, we did not employ a sufficient number of individuals with the knowledge and experience necessary to ensure the accurate and timely recording and reporting of our financial statements in accordance with generally accepted accounting principles.

In addition to relocating our headquarters, we also purchased ten medical clinics in five transactions to enter into the urgent and primary care business.  At the time of our acquisition of those centers, none employed full-time, dedicated accounting personnel, only two maintained their books and records on an accrual basis of accounting, and none had effective internal controls over financial reporting.  Furthermore, four of the five of the transactions were closed in the second half of 2014.  The timing of these acquisitions, combined with the center-level accounting challenges and the issues created by our personnel deficiencies, rendered us unable to appropriately implement adequate processes and procedures to effectively exercise internal controls at the clinic level.

Remediation

We intend to aggressively remediate the material weaknesses in our internal controls over financial reporting.  To do so, we will continue our efforts to employ and engage qualified accounting personnel at our new corporate headquarters in Atlanta, Georgia.  Of recent note is our engagement of an outside consultant to assist with the implementation of comprehensive processes and procedures at the urgent and primary care clinic level.  A focal point of these processes and procedures will be to emphasize the importance of our internal control structure.  We will continue to seek outside consulting services when the scope or complexity of our internal control needs exceeds our internal capabilities.

We will also incorporate a more robust training plan into our acquisition integration process.  This will enable us to more promptly and effectively train clinic-level personnel in matters concerning internal controls.

We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. Although we fully anticipate addressing and remediating the issues that have given rise to our December 31, 2014 material weaknesses, the fundamental nature of many of the described actions will not yield immediate results.  Instead, we hope to have addressed and fully remediated our issues by December 31, 2015, but we make no guaranty as to our ability to meet this objective.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of American CareSource Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

3.2	By-Laws (incorporated by reference to Exhibit 3 of Amendment No. 1 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on May 13, 2005).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 5 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on August 12, 2005).
4.2
Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2009).

4.3
2009 Equity Incentive Plan, as amended and restated, effective April 28, 2014 (incorporated by reference to Appendix A to the Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2014).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
4.5
Warrant Agreement for John Pappajohn, dated December 4, 2014 (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).

4.6
Warrant Agreement for Mark Oman, dated December 4, 2014 (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).

4.7
Warrant Agreement for Bruce Rastetter, dated December 4, 2014 (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).

10.01
Employment Letter dated January 29, 2008 between American CareSource Holdings, Inc. and Cornelia Outten (incorporated by reference to Exhibit 10.08 to the Form 10-K (File No. 001-33094) filed with the Securities and Exchange Commission on March 31, 2008).

10.02
Employment Agreement dated April 28, 2014 between American CareSource Holdings, Inc. and Richard W. Turner (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 2, 2014).

10.03*	Employment Agreement dated June 19, 2014 between American CareSource Holdings, Inc. and Adam Winger.
10.04
Lease dated June 14, 2006, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P. (incorporated by reference to Exhibit 10 to the Form 10-QSB (File No. 000-51603) filed with the Securities and Exchange Commission on August 11, 2006).

10.05
First Amendment to Office Lease, dated December 1, 2008, between American CareSource Holdings, Inc. and TR LBJ Campus Partners, L.P. (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).

10.06
Provider Services Agreement, dated as of August 1, 2002, by and among the Company, HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively (incorporated by reference to Exhibit 10.19 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011).

Exhibit No.	Description of Exhibit
10.07***
Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc. (incorporated by reference to Exhibit 10.19A to the Form 10-K filed with the Securities and Exchange Commission on March 4, 2013).

10.08***
Ancillary Care Services Network Access Agreement, dated as of July 2, 2007, by and between the Company and Texas True Choice, Inc. and its subsidiaries and Amendment dated December 31, 2009 (incorporated by reference to Exhibit 10.21 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011).

10.09
Asset Purchase Agreement dated April 30, 2014 by and among ACSH Urgent Care of Georgia, LLC, CorrectMed, LLC, CorrectMed Locust Grove, LLC, CorrectMed Scott, LLC, Triage Holding, Inc. and Carlo A. Musso, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 6, 2014).

10.10
Form of Subscription Agreement used in May 2014 private placement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 9, 2014).

10.11
Asset Purchase Agreement dated June 12, 2014 by and among ACSH Urgent Care of Florida, LLC, Bay Walk-In, Inc., and Sharon E. Stone (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 18, 2014).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 30, 2014).
10.13
Credit Agreement dated July 30, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).

10.14	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.15	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.16	Form of Inter-Creditor Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.17
Form of Stock Purchase Agreement dated of September 12, 2014 between ACSH Urgent Care Holdings, LLC and Jason C. Junkins, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on September 18, 2014).

10.18
Management Services Agreement dated October 1, 2014 between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on October 7, 2014).

10.19
Lease, dated October 29, 2014, between John Hancock Life Insurance Company (U.S.A.) and ACSH Service Center, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).

10.20
Membership Interest Purchase Agreement, dated October 29, 2014, by and among Thinh D. Nguyen, M.D., Han C. Phan, and ACSH Urgent Care of Georgia, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).

10.21
Credit Agreement dated December 4, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).

Exhibit No.	Description of Exhibit
10.22	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.23	Form of Security and Inter-Creditor Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.24
Consulting Services Agreement, effective as of December 31, 2014, by and between Matthew D. Thompson and American CareSource Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 24, 2014).

10.25
Asset Purchase Agreement, dated as of December 29, 2014, between ACSH Urgent Care of Virginia, LLC and Stat Medical Care, P.C., William and Teresa Medical Care, Inc., and Charles I. Okorie, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on January 5, 2015).

10.26
Employment Agreement dated January 12, 2015 between American CareSource Holdings, Inc. and Anthony R. Levinson (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on January 23, 2015).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-K filed with the Securities and Exchange Commission on March 18, 2011).
23.1*	Consent of McGladrey LLP.
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following American CareSource Holdings, Inc. financial information for the Year Ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*             Filed herewith.
***        Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 31, 2015.

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ Richard W. Turner
Richard W. Turner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard W. Turner	March 31, 2015
	Richard W. Turner	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony R. Levinson	March 31, 2015
	Anthony R. Levinson	Date
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Edward B. Berger	March 31, 2015
	Edward B. Berger	Date
Director

By:	/s/ Geoffrey E. Harris	March 31, 2015
	Geoffrey E. Harris	Date
Director

By:	/s/ Matthew P. Kinley	March 31, 2015
	Matthew P. Kinley	Date
Director

By:	/s/ John Pappajohn	March 31, 2015
	John Pappajohn	Date
Director

By:	/s/ Mark C. Oman	March 31, 2015
	Mark C. Oman	Date
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American CareSource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
March 31, 2015

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(amounts in thousands, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,020	$6,207
Accounts receivable	4,135	1,977
Prepaid expenses and other current assets	612	357
Deferred income taxes	6	6
Total current assets	5,773	8,547

Property and equipment, net	4,322	1,236

Other assets:
Deferred income taxes	12	215
Deferred loan fees, net	2,666	-
Deferred offering costs	225	-
Other non-current assets	488	391
Intangible assets, net	1,437	640
Goodwill	6,182	-
Total other assets	11,010	1,246
Total assets	$21,105	$11,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to ancillary network service providers	$2,308	$1,865
Due to HealthSmart, ancillary network	903	-
Accounts payable	762	258
Accrued liabilities	1,875	798
Current portion of long-term debt	989	-
Capital lease obligations, current portion	117	-
Total current liabilities	6,954	2,921

Long-term liabilities:
Line of credit	4,716	-
Promissory notes and notes payable	312	-
Capital lease obligations	1,764	-
Warrant derivative liability	3,200	-
Other long-term liabilities	222	-
Total long-term liabilities	10,214	-
Total liabilities	17,168	2,921

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 6,713 and 5,713 shares issued and outstanding in 2014 and 2013, respectively	67	57
Additional paid-in capital	25,731	23,149
Accumulated deficit	(21,861)	(15,098)
Total stockholders' equity	3,937	8,108
Total liabilities and stockholders' equity	$21,105	$11,029

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013
(amounts in thousands, except per share data)

	2014	2013
Net revenues:
Ancillary network	$23,146	$26,751
Urgent and primary care	3,906	-
Total net revenues	27,052	26,751
Operating expenses:
Ancillary network provider payments	16,241	19,762
Ancillary network administrative fees	1,127	1,083
Ancillary network operating costs under Management Services Agreement	903	-
Salaries, wages, benefits and taxes	8,157	5,250
Professional fees	1,866	1,262
Other operating expenses	4,044	2,381
Depreciation and amortization	866	795
Total operating expenses	33,204	30,533
Operating loss	(6,152)	(3,782)

Other (income) expense:
Interest expense	658	-
(Gain)/loss on disposal of assets	(108)	5
Interest income	(9)	(27)
Total other (income) expense	541	(22)
Loss before income taxes	(6,693)	(3,760)
Income tax expense	70	25
Net loss	$(6,763)	$(3,785)
Basic and diluted net loss per share	$(1.05)	$(0.66)
Basic and diluted weighted-average shares outstanding	6,407	5,715

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2014 and 2013
 (amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	5,706	$57	$22,845	$(11,313)	$11,589
Net loss	-	-	-	(3,785)	(3,785)
Stock-based compensation expense	-	-	299	-	299
Issuance of common stock upon exercise of equity incentive awards	5	-	5	-	5
Issuance of common stock upon conversion of restricted stock units net of tax withholdings	2	-	-	-	-
Balance at December 31, 2013	5,713	57	23,149	(15,098)	8,108
Net loss	-	-	-	(6,763)	(6,763)
Stock-based compensation expense	-	-	592	-	592
Issuance of common stock	1,000	10	1,990	-	2,000
Balance at December 31, 2014	6,713	$67	$25,731	$(21,861)	$3,937

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013
 (amounts in thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(6,763)	$(3,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	592	299
Depreciation and amortization	866	795
Amortization of deferred loan fees	414	-
Unrealized loss on warrant liability	120	-
Gain on sale of property and equipment	(108)	-
Change in deferred rent	42	-
Deferred income taxes	58	7
Loss on write-off of software development costs	-	5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,528)	455
Prepaid expenses and other assets	42	(442)
Due to ancillary network service providers	443	(1,235)
Due to HealthSmart, ancillary network	903	-
Accounts payable	403	(287)
Accrued liabilities	482	-
Net cash used in operating activities	(4,034)	(4,188)

Cash flows from investing activities:
Net change in other non-current assets	(97)
Cost of acquisitions	(6,921)	-
Additions to property and equipment	(776)	(315)
Proceeds from sale of property and equipment	131	-
Net cash used in investing activities	(7,663)	(315)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	4,716	-
Principal payments on capital lease obligations	(46)	-
Proceeds from issuance of common stock	2,000	-
Notes payable payments	(36)	-
Offering costs, paid and deferred	(124)	-
Proceeds from exercise of equity incentives	-	5
Net cash provided by financing activities	6,510	5

Net decrease in cash and cash equivalents	(5,187)	(4,498)
Cash and cash equivalents at beginning of period	6,207	10,705
Cash and cash equivalents at end of period	$1,020	$6,207

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$38	$117
Cash paid for interest	84	-

Supplemental non-cash operating and financing activity:
Warrants issued as loan guarantee and financing	$3,080	$-
Fair value of debt issued as consideration in acquisitions	$1,297	$-
Purchase price due to seller, Stat Medical	$268	$-
Offering costs, deferred and unpaid	$101	$-
Receivable for tenant improvement allowance	$180	$-
Debt issued for property and equipment	$40	$-

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (tables in thousands, except per share data)

1.  Description of Business and Change in Business Focus

American CareSource Holdings, Inc. ("the Company", "ACSH", "we", "us", or "our") engages in two lines of business:  our urgent and primary care business and our ancillary network business.  These lines of business are supported through a shared services function.

Urgent and Primary Care Business

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, we, through our wholly-owned subsidiaries, acquired ten urgent and primary care centers located in Georgia (three), Florida (two), Alabama (three) and Virginia (two). See Note 3 - Acquisitions.  These centers offer a wide array of services for non-life-threatening medical conditions.  We strive to improve access to quality medical care by offering extended hours and weekend service and also by accepting patients by appointment or on a walk-in basis.

Ancillary Network Business

Our ancillary network business offers cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  Our services are marketed to a number of healthcare companies including third-party administrators, insurance companies, large self-funded organizations, various employer groups, and preferred provider organizations.  We offer payors this solution by:

•
lowering our payors' ancillary care costs throughout network of high quality, cost effective providers that we have under contract at more favorable terms than they could generally obtain on their own;

•	providing payors with a comprehensive network of ancillary healthcare service providers that is tailored to each payor's needs and is available to each payor's members for covered services;

•	providing payors with claims management, reporting, processing and payment services;

•	performing network/needs analysis to assess the benefits to payors of adding additional/different service providers to the payor-specific provider networks; and

•	credentialing network service providers for inclusion in the payor-specific provider networks.

On October 1, 2014, we entered into a management services agreement with HealthSmart Preferred Care II, L.P. ("HealthSmart").

Ancillary Network Business, Management Services Agreement

Under the management services agreement, HealthSmart manages our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart.  As part of the management arrangement, HealthSmart hired substantially all of our ancillary network business employees, purchased substantially all of our furniture, fixtures and equipment located in our Dallas, Texas office and assumed our lease for that office.  As a result of this arrangement, we no longer employ the workforce of our ancillary network business.  Under the management services agreement, HealthSmart manages and operates our ancillary network business for a monthly fee equal to the sum of (a) 35% of the net profit derived from the operation of our ancillary network business plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  For purposes of the fee calculation, the term "net profit" means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  Any remaining net profit accrues to us.  During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent.  The initial term of the management services agreement is three years, and it renews annually thereafter for one-year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

At any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management arrangement, which as of December 31, 2014 was $637,786.  Consummation of the transaction will be subject to the satisfaction of certain material conditions, including approval by our stockholders if our annual gross revenue from our urgent and primary care business does not exceed $40,000,000.  If, for any reason, the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, or seek to sell that business on the most favorable terms we are able to obtain.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

Certain amounts in the December 2013 income statement presentation were reclassified to conform to the December 2014 presentation. There is no impact on major classifications or net loss due to these reclassifications.

Liquidity

During 2014, we made significant investments in our urgent and primary care business.  We used working capital, proceeds from a private equity offering, bank debt and seller financed debt to consummate five transactions totaling $8,486,000, resulting in our acquisition of ten urgent and primary care centers.   We expanded our shared services function to provide the needed infrastructure to manage our urgent and primary care centers and support the planned growth of this business segment.  As a result of these efforts, losses related to the shared services function, as reported in Note 17, increased by $1,825,000 to $5,360,000, during the year ended December 31, 2014, compared to $3,535,000 during the year ended December 31, 2013.

Our loss from operations increased by $2,370,000 to $6,152,000 during the year ended December 31, 2014 compared to $3,782,000 during the year ended December 31, 2013.  The increase in our operating loss resulted from expanding our shared services function, costs to build out and enhance our current urgent and primary care centers and the continuing decline in our ancillary network business.  As a result of our operating losses, we used cash in our operations of $4,034,000 and $4,188,000 during the years ended December 31, 2014 and 2013, respectively.  We anticipate we will continue to generate operating losses, and use cash in our operations, during the next 12 months, but have made changes to our business model to improve our operating results.  We believe the management service agreement we entered into with HealthSmart, to manage our ancillary network business, will reduce our operating costs.  We will continue to analyze other strategies to improve our ancillary network operating results. Also, we expect to realize the benefits of economies of scale as we acquire additional urgent and primary care centers.

Until we generate cash flows from operations, we are dependent on our existing lines of credit and outside capital to fund our operations and additional acquisitions.  Our plans to fund these needs include:

•
Equity financing through the currently filed Form S-1 Registration Statement to sell additional shares of our common stock.  If the offering is fully subscribed, we will raise an additional $15,000,000 (less applicable fees), plus any proceeds we would receive on account of the over allotment options we granted to underwriters.  We anticipate closing this offering during the second quarter of 2015.

•	Use of our existing lines of credit, which as of March 30, 2015, collectively have $4,000,000 of borrowing capacity.

•	If necessary, raising additional financing through additional bank borrowing, additional private or public offerings or support from existing guarantors.

Significant Accounting Policies

Segment and Related Information – We use the "management approach" for reporting information about segments. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. We analyzed our products and services, geography, legal structure, management structure and any other factors, and we determined that the business is comprised of two reporting segments: urgent and primary business and ancillary network business.  The five businesses acquired were determined to be individual operating segments which have been aggregated into the urgent and primary business.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We consider our most significant estimates to be the collectability of revenue, payments due to providers (and resulting margin as a percentage of revenue), and valuations related to acquisitions and warrants.  Actual amounts could differ from those estimates.

Risks and Uncertainties – We operate in industries that are subject to intense competition, government regulation and rapid technological change.  Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including risk of business failure.

Cash and Cash Equivalents – We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts in deposit accounts in excess of federally-insured limits.  We have not experienced any losses in such accounts.

Revenue Recognition in Urgent and Primary Care Business – We have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual amounts from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined.  We grant credit without collateral to our patients, who consist primarily of local residents insured by third-party payors.   A summary of the basis of reimbursement with major third-party payors is as follows:

Commercial and HMO – We have entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

Medicare – Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

In establishing allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns.  We adjust this allowance prospectively.

Collection of payment for services provided to patients without insurance coverage is done at time of service.

Revenue Recognition in Ancillary Network Business – We recognize revenue on the services that we provide, which includes (i) providing payor clients with a comprehensive network of ancillary healthcare providers; (ii) providing claims management, reporting, processing and payment services; (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks; and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the payor clients and collections are reasonably assured.  We estimate revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

We record a provision for refunds based on an estimate of historical refund amounts.  Refunds are paid to payors for overpayment on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payments made to the ancillary service provider if the claim has been fully resolved.  The evaluation is performed periodically and is based on historical data.  We present revenue net of the provision for refunds on the consolidated statement of operations.

After careful evaluation of the key gross and net revenue recognition indicators, we have concluded that our circumstances are most consistent with those key indicators that support gross revenue reporting, since we are fulfilling the services of a principal versus an agent.

Following are the key indicators that support our conclusion that we act as a principal when settling claims for service providers through our contracted service provider network:

•
The Company is the primary obligor in the arrangement. We have assessed our role as primary obligor as a strong indicator of gross reporting.  We believe that we are the primary obligor in our transactions because we are responsible for providing the services desired by our payor clients.  We have distinct, separately negotiated contractual relationships with our payor clients and with the ancillary healthcare providers in our networks.  We do not negotiate "on behalf of" our payor clients and do not hold ourselves out as the agent of the payor clients when negotiating the terms of our ancillary healthcare service provider agreements.  Our agreements contractually prohibit payor clients and service providers from entering into direct contractual relationships with one another.  The payor clients have no control over the terms of our agreements with the service providers.  In executing transactions, we assume key performance-related risks.  The payor clients hold us responsible for fulfillment, as the provider, of all of the services the payor clients are entitled to under their contracts; payor clients do not look to the service providers for fulfillment.  In addition, we bear the pricing/margin risk as the principal in the transactions.  Because the contracts with the payor clients and service providers are separately negotiated, we have complete discretion in negotiating both the prices we charge our payor clients and the financial terms of our agreements with the service providers.  Because our profit is the spread between the amounts received from the payor clients and the amount paid to the service providers, we bear significant pricing and margin risk.  There is no guaranteed mark-up payable to us on the amount we have contracted.  Thus, we bear the risk that amounts paid to the service provider will be greater than the amounts received from the payor clients, resulting in a loss or negative claim.

•
The Company has latitude in establishing pricing.  As stated above, we are able to negotiate the price payable to us by our payor clients as well as the price to be paid to each contracted service provider.  This type of pricing latitude indicates that we have the risks and rewards normally attributed to a principal in the transactions.

•
The Company changes the product or performs part of the services. We provide the benefits associated with the relationships we build with the payor clients and the services providers.  While the parties could deal with each other directly, the payor clients would not have the benefit of our experience and expertise in assembling a comprehensive network of service providers, in claims management, reporting and processing and payment services, in performing network/needs analysis to assess the benefits to payor clients of adding additional/different service providers to the client payor-specific provider networks, and in credentialing network service providers.

•
The Company has complete discretion in supplier selection. We have complete discretion in supplier selection.  One of the key factors considered by payor clients which engage us is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers.  As part of the contractual arrangement between us and our payor clients, the payors identify their obligations to their respective covered persons and then work with us to determine the types of ancillary healthcare services required in order for the payors to meet their obligations.  We may select the providers and contract with them to provide services at its discretion.

•
The Company is involved in the determination of product or service specifications. We work with our payor clients to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered persons.  In some respects, we are customizing the product through our efforts and ability to assemble a comprehensive network of providers for our payors that is tailored to each payor's specific needs.  In addition, as part of our claims processing and payment services, we work with the payor clients, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

•
The supplier (and not the Company) has credit risk. We believe we have some level of credit risk, but that risk is mitigated because we do not remit payment to providers unless and until we have received payment from the relevant payor clients following our processing of a claim.

•	The amount that the Company earns is not fixed. We do not earn a fixed amount per transaction nor do we realize a per-person per-month charge for our services.

We have evaluated the other indicators of gross and net revenue recognition, including whether or not we have general inventory risk.  We do not have any general inventory risk, as our business is not related to the manufacture, purchase or delivery of goods and we do not purchase in advance any of the services to be provided by the ancillary healthcare service providers.  While the absence of this risk would be one indicator in support of net revenue reporting, as described in detail above, we have carefully evaluated all of the key gross and net revenue recognition indicators and have concluded that our circumstances are more consistent with those key indicators that support gross revenue reporting.

If, however, we were to report our ancillary network revenues, net of provider payments rather than on a gross reporting basis, for the years ended December 31, 2014 and 2013, our revenues would have been approximately $6,900,000 and $7,000,000, respectively.

Ancillary Network Provider Payments – Payments to providers is the largest component of our cost of revenues and it consists of payments for ancillary care services in accordance with contracts negotiated with providers for specific ancillary services, separately from contracts negotiated with our clients.

Advertising Costs – Advertising costs are expensed as incurred.   Advertising expense for the years ended December 31, 2014 and 2013 was approximately $193,000 and $65,000, respectively.

Property and Equipment – Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  Property and equipment acquired through acquisitions are recorded at their estimated fair market value on the date of acquisition. We expense repairs and maintenance as incurred.  Depreciation and amortization is calculated using the straight-line method over the shorter of the asset's estimated useful life or the term of the lease in the case of leasehold improvements. We capitalize costs associated with software developed for internal use. During 2014 and 2013, we capitalized approximately $177,000 and $303,000 of internally-developed software costs, respectively.

Amortization of assets acquired under capital leases is included as a component of depreciation and amortization expense.  Amortization is calculated using the straight-line method over the shorter of the useful lives or terms of the underlying lease agreements.

Deferred Loan Fees – Deferred loan fees related to the issuance of warrants in exchange for debt guarantees by certain directors/shareholders are amortized on a straight-line basis over the term of the debt.

Deferred Offering Costs – Deferred offering costs represent legal, accounting and other direct costs related to raising capital through a stock offering.  Costs related to our planned offering activities are deferred until completion of the offering, at which time they are reclassified to additional paid-in capital as a reduction of the offering proceeds.  There were no offering costs in connection with our private placement in May 2014. In connection with our planned upcoming offering, approximately $225,000 of offering costs have been deferred.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. We perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset or asset group exceeds its fair value.

Goodwill – Goodwill resulted from the acquisitions of urgent and primary care businesses during the year ended December 31, 2014.  See Note 3.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill.  In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually.  We established October 1 as the date of our annual impairment review.  We determined no impairment existed for the period ended September 30, 2014, and there were no factors identified that indicated impairment existed through December 31, 2014.

Intangible Assets – Intangible assets are recorded at fair values at the date of acquisition. Our intangible assets have finite useful lives and are amortized over their estimated useful lives. See Note. 9.

Warrant Derivative Liability – We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant.  The warrants are described herein as derivative warrants.  We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market.  See Note 13 for methodology used to value warrants.

We compute the fair value of the warrant liability at each reporting period and the change in the fair value is recorded in the statement of operations. The key component in the value of the warrant liability is our stock price, which is subject to significant fluctuation and is not under our control.   The resulting effect on our net income (loss) is, therefore, subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expire.  Assuming all other fair value inputs remain constant, we will record non-cash income/expense with changes in our stock price or when the underlying assumptions in calculating warrant value change.

Research and Development – Research and development costs are expensed as incurred.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences".  We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in the future periods) and "deferred tax liabilities" (generally items that we received a tax deduction for, which have not yet been recorded in the statements of operations). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce deferred tax assets considered to be more-likely-than-not that the deferred tax assets will not be realized.

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2014, and 2013, we had no uncertain tax positions.

Stock-Based Compensation – We record all stock-based payments to employees in the consolidated financial statements over the vesting period based on our estimated fair values as of the measurement date of the respective awards.  Additional information about our stock-based payment plan is presented in Note 12.

Fair Value of Financial Instruments – The carrying amount of accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are considered Level 3 measurements under the fair value hierarchy. The fair values of our promissory notes, notes payable, lines of credit and capital lease obligations approximate carrying value under Level 3 of the fair value hierarchy. The fair value of warrants recorded as derivative liabilities are described in Note 14.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In August 2014, the FASB ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance relates to the disclosures around going concern.  The new standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the numerator is adjusted for the change in fair value of the warrant liability (only if dilutive), and the denominator is increased to include the number of dilutive potential common shares outstanding during the period using the treasury stock method.

The following table summarizes potentially dilutive shares outstanding as of December 31, 2014, which were excluded from the calculation due to being anti-dilutive:

	2014	2013
Common stock purchase warrants	1,782	22
Stock options	1,245	750
Restricted shares of common stock	100	51

3.  Acquisitions

During the year ended December 31, 2014, we entered into five transactions supporting our entry into the urgent and primary care market.  A summary of the acquisitions is as follows (in thousands):

Business Acquired	State	Sites	Date of Closing	Purchase Price
CorrectMed	Georgia	2	8-May-14	$2,649
Bay Walk-In Clinic	Florida	2	29-Aug-14	2,024
Mid-South Urgent Care	Alabama	3*	12-Sep-14	1,554
MedHelp	Georgia	1	31-Oct-14	880
Stat Medical Care	Virginia	2	31-Dec-14	1,379
Total				$8,486

*At the time of closing of this transaction, the seller had two operating centers; the third center in Springville, Alabama, was under development at time of closing.

Each of these businesses has been included in our results since the date of closing.  Because we did not engage in the urgent and primary care business until May 2014, our annual operating results are not comparable to prior year periods.

On May 8, 2014, our wholly-owned subsidiary, ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, purchased from CorrectMed, LLC and other sellers substantially all of the assets and assumed certain liabilities used in the operation of two urgent care centers located in Locust Grove, Georgia and Decatur, Georgia.

On August 29, 2014, our wholly-owned subsidiary, ACSH Urgent Care of Florida, LLC, or ACSH Florida, purchased from Bay Walk-In Clinic, Inc. and other sellers substantially all the assets used in the operation of two urgent care centers located in Panama City and Panama City Beach, Florida.

On September 12, 2014, our wholly-owned subsidiary, ACSH Urgent Care Holdings, LLC or ACSH Urgent Care, purchased from Jason C. Junkins, M.D. all of the issued and outstanding shares of common stock of Mid-South Urgent Care, Inc. On the acquisition date, this entity operated two urgent care centers in Rainbow City and Hueytown, Alabama. A third clinic in Springville, Alabama, that was under development on the acquisition date, was opened in the fourth quarter of 2014.

On October 31, 2014, our wholly-owned subsidiary, ACSH Georgia purchased from Thinh D. Nguyen, M.D. and Han C. Phan all of the outstanding membership units of MedHelp, LLC, which operates an urgent-care center in Alpharetta, Georgia.

On December 31, 2014, our wholly-owned subsidiary, ACSH Urgent Care of Virginia, LLC or ACSH Virginia, purchased from Stat Medical Care, P.C. and other sellers substantially all of the assets and assumed certain liabilities used in the operation of two urgent care centers located in Fairfax and Gainesville, Virginia.

In each of these transactions, a portion of the purchase price was paid in cash on the closing date, and the remainder of the purchase prices was paid by issuing promissory notes to the sellers. See Note 6 – Lines of Credit, Promissory Notes, and Notes Payable. After closing certain transactions, various working capital and other adjustments were made to the purchase price in the manner and amount set forth in the purchase agreements.  We also recorded valuation adjustments to the promissory notes to reflect differences between the notes' stated interest rates and market interest rates on the acquisition dates.

The following table provides a detailed breakdown of the purchase price that was paid in each acquisition:

	CorrectMed	Bay Walk-In Clinic	Mid-South Urgent Care	MedHelp	Stat Medical Care	Total
Cash consideration in purchase agreement*	$2,180	$1,500	$1,350	$780	$1,328	$7,138
Adjustments on closing date	4	-	34	13	-	51
Cash consideration, as adjusted	2,184	1,500	1,384	793	1,328	7,189

Deferred consideration in purchase agreement	500	700	150	100	50	1,500
Adjustments for working capital	(46)	(170)	15	(15)	-	(216)
Valuation adjustments to promissory notes	11	(6)	5	2	1	13
Deferred consideration, as adjusted	465	524	170	87	51	1,297

Total Purchase Price	$2,649	$2,024	$1,554	$880	$1,379	$8,486

*$268,000 was due to seller, Stat Medical Care, as of December 31, 2014.

The assets and liabilities of the acquired business were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill arising from the acquisition consists largely from a trained workforce in place and expected synergies that we expect to receive by combining the operations of multiple urgent and primary care businesses.

A summary of the assets acquired and liabilities assumed is as follows:

Acquisition Activity

	CorrectMed	Bay Walk-In Clinic	Mid-South Urgent Care	MedHelp	Stat Medical Care	Total
Accounts receivable	$221	$153	$147	$28	$81	$630
Other current assets	48	-	32	37	-	117
Property and equipment	1,325	63	1,205	180	211	2,984
Identifiable intangible assets	110	97	105	600	60	972
Goodwill	1,871	1,788	1,437	44	1,042	6,182
Total assets acquired	3,575	2,101	2,926	889	1,394	10,885
Liabilities assumed	(926)	(77)	(1,227)	(9)	(15)	(2,254)
Deferred tax liability	-	-	(145)	-	-	(145)
Net assets acquired	$2,649	$2,024	$1,554	$880	$1,379	$8,486

The goodwill and other identifiable intangible assets generated from the CorrectMed, Bay Walk-In, MedHelp, and Stat Medical Care transactions are deductible for federal income tax purposes. The goodwill and other identifiable intangible assets generated from the Mid-South Urgent Care transaction are not deductible for federal income tax purposes.  We recorded a deferred tax liability of approximately $145,000 related to the non-deductibility and the basis differences on acquired assets.  As a result, our deferred tax asset valuation allowance was reduced by $145,000, which is reflected as a reduction in the income tax expense on the Consolidated Statements of Operations for the year ended December 31, 2014.

The accounts receivable balance for Stat Medical Care is a preliminary amount and any adjustment in 2015 will result in a revision to goodwill.

Approximately $333,000 of transaction costs were expensed related to these acquisitions during the year ended December 31, 2014.

The following table provides certain pro forma financial information for the Company, as if the acquisition of CorrectMed had occurred on January 1, 2013.  Pro forma information for Bay Walk-In, Mid-South Urgent Care, MedHelp, and Stat Medical Care was not included since it was impracticable to obtain, due to the financial reporting approach utilized by the prior owners of the businesses.

	Year Ended December 31,
	2014	2013
Net revenue
Ancillary	$23,146	$26,751
Urgent and primary care	3,268	3,654
Total net revenue	26,414	30,405

Net loss	$(7,020)	$(4,921)

Loss per basic and diluted common share	$(1.10)	$(0.86)

Using net revenue on a cash basis for all acquisitions, our total pro forma urgent and primary care net revenue was $7,678,000 and $6,949,000 for the years ended December 31, 2014 and 2013, respectively.

The following table provides net revenues since acquisition for the period ending December 31, 2014.

2014
CorrectMed	$2,144
Bay Walk-In Clinic	719
Mid-South Urgent Care	875
MedHelp	168
Stat Medical Care	-
Total	$3,906

4.  Accounts Receivable and Revenue

Below is a summary of accounts receivable as of December 31, 2014, and revenues for the period ending December 31, 2014, for our urgent and primary care business.  We entered the urgent and primary care business in May 2014.

2014
Accounts receivable	$2,434
Less:
Estimated allowance for uncollectible amounts	(847)
Accounts receivable, net	$1,587

2014
Gross revenue	$7,259
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(3,353)
Net revenue	$3,906

For our ancillary network business, several clients comprised a significant portion of our net revenue during the years ended December 31, 2014 and 2013.  The following is a summary of the approximate amounts of our net revenue and accounts receivable attributable to our significant clients as of the dates and for the periods presented:

	2014			2013
	Accounts Receivable	Net Revenue	% of Total Revenue	Accounts Receivable	Net Revenue	% of Total Revenue
HealthSmart Preferred Care II, L.P.	$870	$7,764	34%	$532	$5,905	22%
HealthMarkets, Inc.	244	1,967	9%	252	3,599	13%
Benefit Administrative Systems, LLC	179	1,818	8%	148	2,618	10%

We maintain an allowance for uncollectible receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims. While we are able to process a claim and estimate the cash it will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim. We record an allowance against revenue to better estimate collectability. Provisions for refunds recorded were approximately $60,000 and $287,000 for the years ended December 31, 2014 and 2013, respectively. The allowance was approximately $300,000 and $336,000 at December 31, 2014 and 2013, respectively.

On October 1, 2014, we entered into a management services agreement with HealthSmart.  Under the management services agreement, HealthSmart has assumed responsibility for the operation of our ancillary network business. See Note 1 for significant terms of the management services agreement.

Although the effective date of the management services agreement with HealthSmart was October 1, 2014, the transition to HealthSmart did not begin until November 1, 2014. Upon reconciliation of all fourth quarter activity, we determined that we owed HealthSmart approximately $903,000, which was comprised of $560,000 in expense reimbursements and $343,000 for its share of the net profit as calculated per the management services agreement.

5.  Capital and Operating Lease Obligations

In conjunction with our urgent and primary care acquisitions during the year ended December 31, 2014, we assumed and entered into various capital and operating leases expiring at various dates through January 2040.  The following is a schedule of the future required payments under these lease agreements for the years ending December 31:

	Capital Leases	Operating Leases	Total
2015	$280	$729	$1,009
2016	299	879	1,178
2017	287	766	1,053
2018	276	651	927
2019	273	585	858
Thereafter	2,898	827	3,725
Total minimum lease payments	4,313	$4,437	$8,750
Less amount representing interest	(2,432)
Present value of net minimum obligations	1,881
Less current obligation under capital lease	117
Long-term obligation under capital lease	$1,764

6.  Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

On July 30, 2014, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, providing for a $5,000,000 revolving line of credit.  On December 4, 2014, we entered into a second credit agreement with Wells Fargo Bank, providing for a $6,000,000 revolving line of credit.  We refer to these two agreements as our credit agreements.  Our obligation to repay advances under the credit agreements are evidenced by the revolving line of credit notes, with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time.  The credit agreements mature on June 1, 2016, and all borrowings under the credit agreements are due and payable on that date.  The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries.  The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock at $2.71 per share in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019.  See Note 13 - Warrants.

As of December 31, 2014, we had outstanding borrowings of $4,716,000 under our July 2014 credit agreement, which were recorded as a long-term liability on our consolidated balance sheet as of December 31, 2014. Substantially all of the borrowings were used to finance acquisition activity.  The weighted-average interest rate on these borrowings was 1.92%.  As of December 31, 2014, we had no borrowings outstanding under the December 2014 credit agreement.

Promissory Notes and Notes Payable

In connection with our acquisition activities during the year ended December 31, 2014, our subsidiaries executed and delivered promissory notes to partially finance the transactions. The following is a summary of the promissory notes issued in connection with the acquisition activities during the year ended December 31, 2014:

	Issue Date	Fair Value Principal Amount¹		Interest Rate per Annum	Maturity Date
CorrectMed	May 8, 2014	$465		5.0%	May 8, 2015
Bay Walk-In	August 29, 2014	30		5.0%	August 29, 2016
Bay Walk-In	August 29, 2014	205		5.0%	August 29, 2016
Bay Walk-In	August 29, 2014	289		none	February 28, 2017
Mid-South	September 12, 2014	170	*	5.0%	September 12, 2016
MedHelp	October 31, 2014	87	*	5.0%	October 31, 2015
Stat Medical Care	December 31, 2014	51	*	5.0%	December 31, 2015
Total		$1,297

¹Amounts include working capital and valuation adjustments

*Promissory notes issued to seller physicians are related parties. See Note 16 – Related Party Transactions.

After making the valuation adjustments, interest is being accrued for accounting purposes at rates ranging from 2.5% to 3%.  As payments are made, the principal portion and interest expense are recognized using the effective interest method.

The following is a summary of all debt as of December 31, 2014:

Revolving line of credit	$4,716
Promissory notes, related to acquisitions	1,263
Note payable	38
Total debt	6,017
Less current maturities	989
Long-term debt	$5,028

Outstanding debt balances as of December 31, 2014 mature as follows: 2015 - $989,000; 2016 - $4,986,000; 2017 - $28,000; 2018 - $8,000; and 2019 - $6,000.

7.  Accrued Liabilities

The following table summarizes accrued liabilities for years ended December 31:

	Year Ended December 31,
	2014	2013
Purchase price due to seller, Stat Medical	$268	$-
Accrued management fees	218	173
Personnel-related	344	122
Professional fees	146	180
Accrued other	899	323
Total	$1,875	$798

8.  Property and Equipment

Property and equipment, net consists of the following:

	Useful Lives (years)			2014	2013
Software - internally-developed		5		$3,054	$2,877
Software - purchased	3	-	5	152	596
Computer equipment	3	-	5	613	589
Medical equipment		5		626	-
Furniture and fixtures		5		390	358
Vehicles		5		43	-
Leasehold improvements		7		2,151	205
				7,029	4,625
Accumulated depreciation and amortization				(2,707)	(3,389)
Property and equipment, net				$4,322	$1,236

We recognized depreciation expense of approximately $691,000 and $667,000 during 2014 and 2013, respectively.  The depreciation amounts include approximately $432,000 and $503,000 of amortization of internally-developed software during 2014 and 2013, respectively.

We capitalize costs associated with internally-developed software, developed for internal use only, during the application development stage.  Application development stage costs generally include costs associated with internal-use software configuration, coding, installation, and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project.  Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

During the years ended December 31, 2014 and 2013, we capitalized costs related to enhancements to its internal information technology claims management applications.  The applications were originally developed in 2005, and from time to time, we will enhance the functionality and reporting capabilities of the applications.  The enhancements are typically developed by our internal information technology group.  For internal resources, we capitalize salary and related benefits. Periodically, third-party consultants will be utilized to perform the development with all related costs capitalized.

9.  Goodwill and Intangible Assets

Intangibles acquired in the urgent and primary care transactions during 2014 are comprised of relationships with patients and related contracts that drive volume into the acquired centers and results in a repeatable revenue stream.  The remaining excess purchase price of $6,182,000 was allocated to goodwill and is not subject to amortization.

Intangible assets and related accumulated amortization consists of the following as of the dates presented:

	December 31, 2014	December 31, 2013
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$972	$-
Accumulated amortization	(47)	-
Urgent and primary care intangibles, net	925	-

Gross carrying amount of ancillary intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,837)	(1,709)
Other intangibles, net	512	640
Total intangibles, net	$1,437	$640

Total amortization expense related to intangibles was approximately $175,000 and $128,000 during the years ended December 31, 2014 and 2013, respectively.   The patient relationships and contracts are being amortized using the straight-line method over their estimate useful lives of five (5) years.  The ancillary provider network is being amortized using the straight-line method over its expected useful lives of 15 years.  Experience-to-date is that approximately 2%-8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.

Estimated annual amortization expense relating to intangibles is as follows:

Years ending December 31,	Urgent and Primary Care	Ancillary Care Services	Total
2015	$194	$128	$322
2016	194	128	322
2017	194	128	322
2018	194	128	322
2019	149	-	149
Total	$925	$512	$1,437

10.  Private Placement/Equity

On May 5, 2014, we closed a private placement of 1,000,000 shares of our common stock at a purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 for the shares. The investors in the offering included, among others, John Pappajohn, Mark C. Oman and Matt Kinley, who are each directors of the Company.

11.  Income Taxes

Income tax provision for the years ended December 31, 2014 and 2013, differed from the U.S. federal income tax rate of approximately 34% in the amounts indicated as a result of the following:

	2014	2013
Computed "expected" tax provision (benefit)	$(2,276)	$(1,278)
Increase in the valuation allowance for deferred tax assets	2,287	1,009
Shortfall on stock options, warrants, and RSUs	215	330
State taxes	12	19
Permanent items	45	12
Tax benefit recognized related to stock acquisition	(145)	-
Other	(68)	(67)
Total income tax provision	$70	$25

Differences between financial accounting principles and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consist of the following:

	2014	2013
Deferred tax assets:
Operating loss carryforward	$4,951	$3,197
Accounts receivable allowance	401	69
Texas tax credit carryforward	215	221
Stock option compensation	1,121	1,070
Goodwill and intangibles	403	602
Finance costs	209	-
Accrued expenses	209	120
Alternative Minimum Tax credit carryforwards	16	16
Total deferred tax assets	7,525	5,295
Deferred tax liabilities:
Property and equipment	(518)	(397)
Prepaid expense	(96)	(71)
Total deferred tax liabilities	(614)	(468)
Valuation allowance	(6,893)	(4,606)
Net deferred tax assets	$18	$221

During the years ended December 31, 2014 and 2013, we increased the valuation allowance by approximately $2,287,000 and $1,009,000, respectively, which was included in the income tax provision for the years ended December 31, 2014 and 2013.  Due to the nature and timing of the reversal of the deferred tax assets and liabilities, the valuation allowance was established against the net deferred tax assets with the exception of a portion of the Texas tax credit carryforward of approximately $18,000.

As of December 31, 2014 and 2013, the net operating loss carryforwards were approximately $19,600,000 and $14,500,000, respectively, which expire from 2025 through 2034.  Included in the net operating loss carryforward is approximately $5,400,000 which related to the excess tax benefits for stock options and warrants exercised which will result in a credit to additional paid-in capital of approximately $1,900,000 when the associated tax deduction results in a reduction in the income taxes payable.

The income tax provision shown on the statements of operations for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current	$12	$18
Deferred	58	7
	$70	$25

12.  Stock-Based Compensation

Stock Options

The Company maintains a Stock Option Plan (the "2005 Plan") for the benefit of certain employees, non-employee directors, and key advisors.  The 2005 Plan was approved by the stockholders on May 16, 2005.  The 2005 Plan (i) authorized options to purchase 749,776 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of the Company and consultants engaged by the Company, limited to 16,667 shares of common stock underlying the one-time grant of a Non-Qualified Option to which non-employee directors or non-employee nominees of the Board of Directors may be entitled.  Stock options granted under the 2005 Plan may be of two types:  (1) incentive stock options and (2) nonqualified stock options.  The option price of such grants is determined by a Committee of the Board of Directors (the "Committee"), but in no case will such price be less than the estimated fair value of the common stock at the date the option is granted.  The Committee fixes the terms of the grants with no option term lasting longer than ten years.  The ability to exercise such options is determined by the Committee when the options are granted.

Over time, the 2005 Plan has been amended to increase the number of shares available to a total of 1,249,776 shares.

On May 19, 2009, stockholders of the Company approved the 2009 Equity Incentive Plan (the "2009 Plan").  The purpose of the 2009 Plan is (a) to allow selected employees and officers of the Company to acquire and increase equity ownership in the Company, which will strengthen their commitment to the success of the Company, and to attract new employees, officers and consultants; (b) to provide annual cash incentive compensation opportunities that are competitive with other peer corporations; (c) to optimize the profitability and growth of the Company through incentives that are consistent with the Company's goals; (d) to provide grantees an incentive for individual excellence; (e) to promote teamwork; and (f) to attract and retain highly-qualified persons to serve as non-employee directors.  The 2009 Plan allows for awards of non-qualified options, stock appreciation rights, restricted shares, performance units/shares, deferred stock, dividend equivalents and other stock-based awards up to 500,000 shares.  The term of the 2009 Plan is ten years and all non-qualified options will be valued at not less than 100% of the market value of the Company's stock on the date of grant. On June 3, 2014, stockholders voted to increase the number of shares subject to the 2009 Plan from 500,000 shares to 2,000,000 shares.

Shares of common stock reserved for future grants under the Stock Option Plan and the 2009 Plan (the "Plans") were 1,381,914 and 482,083 at December 31, 2014 and 2013, respectively.

Compensation expense related to all equity awards, including non-qualified stock options, incentive stock options, and restricted stock units, that has been charged against income for the years ended December 31, 2014 and 2013, was approximately $592,000 and $299,000, respectively.

The awards granted to employees and non-employee directors become exercisable over periods of up to five years.  The fair value of each award granted is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table.  Volatility is calculated using an analysis of historical volatility.  The expected lives of options and forfeiture rates are determined based on our historical share option exercise experience.  We believe the historical experience method is the best estimate of future exercise patterns currently available.  The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the awards.  The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	2014	2013
Weighted-average grant date fair value	$2.00	$1.01
Weighted-average assumptions used:
Expected volatility	72.8%	77.7%
Expected lives (years)	5.0	6.2
Risk free interest rate	1.7%	1.0%
Forfeiture rate	29.5%	20.5%
Dividend rate	0%	0%

A summary of stock option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	792	$6.06
Granted	284	1.88
Forfeited	(113)	2.88
Cancelled	(208)	6.99
Exercised	(5)	0.93
Outstanding at December 31, 2013	750	4.74
Granted	734	2.26
Forfeited	(214)	2.13
Cancelled	(25)	6.34
Outstanding at December 31, 2014	1,245	$3.69
Exercisable at December 31, 2014	543	$5.51

As of December 31, 2014, the weighted-average remaining contractual life of the options outstanding was 6.6 years and the weighted-average remaining contractual life of the outstanding exercisable options was 3.2 years.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Outstanding Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Under $1.00	53	0.50	$0.93	52	$0.93
$1.00- $2.00	645	8.30	1.87	160	1.83
$2.01- $3.00	87	9.54	2.81	-	-
$3.01- $4.00	130	9.54	3.32	8	3.20
$4.01- $5.00	25	3.49	4.24	24	4.24
$5.01- $6.00	96	2.29	5.56	96	5.56
$6.01- $7.00	84	2.49	6.14	78	6.14
Greater than $7.01	125	2.16	12.08	125	12.08
	1,245	6.64	$3.69	543	$5.51

The total intrinsic value of options outstanding at December 31, 2014 and 2013 was approximately $774,000 and $46,000, respectively.  The total intrinsic value of the options that are exercisable at December 31, 2014 and 2013 was approximately $274,000 and $40,000, respectively. There were 308 and 5,411 shares exercised during the years ended December 31, 2014 and 2013, respectively, with intrinsic values of approximately $390 and $5,000, respectively.

Compensation expense related to stock options charged to operations during 2014 and 2013 was approximately $384,000 and $247,000, respectively.   As of December 31, 2014, there was approximately $894,000 of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 4.1 years.

Restricted Stock Units

In 2009, we issued restricted stock units ("RSUs") to certain employees and members of our Board of Directors.   As RSUs vest, they are convertible into shares of our common stock.  The RSUs are valued at the market price of our stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period.  Our future estimated forfeiture rate on RSUs is 5% as the RSUs have been awarded primarily to members of our Board of Directors and members of our senior management.   At the Annual Meeting on May 30, 2013, the Board approved a compensation program that provides an annual grant of RSUs to directors on the date of our annual meeting of stockholders.  Pursuant to the program, 50,000 RSUs were awarded during each of the years ended December 31, 2014 and 2013.  An additional 55,000 RSUs were awarded to members of senior management of the Company during the twelve months ended December 31, 2014.

A summary of RSU activity is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	4	$21.40
Granted	50	1.99
Forfeited	(1)	21.63
Converted to common stock	(2)	21.32
Outstanding at December 31, 2013	51	2.40
Granted	105	3.49
Outstanding at December 31, 2014	156	$3.08
Vested and convertible to common stock at December 31, 2014	56	$2.65

Compensation expense related to RSUs charged to operations during 2014 and 2013 was approximately $208,000 and $52,000, respectively.  As of December 31, 2014, there was approximately $219,000 of total unrecognized compensation cost related to non-vested RSUs granted under the plan.  The cost is expected to be recognized over a weighted-average period of 1.5 years.

At December 31, 2014, we had outstanding RSUs for 155,663 shares of our common stock. This includes 100,660 RSUs we awarded to our directors in 2009, 2013 and 2014 that were not, and would not, be in compliance with the terms of our 2009 Plan.  Because of such noncompliance, awards of RSUs to our directors and issuance of our common stock upon vesting of those RSUs have not been approved by our stockholders, and, accordingly, the issuance of our common stock thereunder was not and would not be in compliance with NASDAQ Listing Rule 5635(c). On November 5, 2014, we notified the NASDAQ Stock Market LLC, or NASDAQ, of these events and advised it that our Board of Directors has determined that we would suspend the issuance of additional common stock under the RSUs awarded in 2009 and would not issue any common stock under the RSUs awarded in 2013 or 2014 until stockholder approval of such awards is obtained and stockholders approve an amendment of the 2009 Plan to permit the award of RSUs to our directors. We also notified NASDAQ that we would seek such stockholder approval at our 2015 annual meeting of stockholders. On November 25, 2014, we received a letter from NASDAQ notifying us that NASDAQ had determined that we had violated NASDAQ Listing Rule 5635(c). In its November 25, 2014 letter, NASDAQ granted us an extension of time until May 26, 2015 to obtain such approvals and notify NASDAQ of such action.

13.  Warrants

The Company had 1,782,222 and 22,222 outstanding warrants to purchase common stock as of December 31, 2014 and December 31, 2013, respectively. 1,760,000 of those warrants at December 31, 2014 are considered derivative warrants because they contain exercise-price adjustment features. The remaining 22,222 non-derivative warrants as of December 31, 2014 and 2013 expire on February 25, 2016 and have an exercise price of $1.50 per share of common stock.

July 30, 2014 Warrants

On July 30, 2014, we issued warrants to individuals who provided guarantees in connection with a $5,000,000 line of credit that was obtained by us on that same date.  The warrants allow the warrant holders to purchase a total of 800,000 shares of our common stock for $3.15 per share, which was $0.01 per share higher than the closing market price of our common stock on July 30, 2014.  The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  These warrants have anti-dilution provisions that could require some of the warrants' terms to change upon the occurrence of certain future events. Some of the anti-dilution provisions on warrants issued to our officers and directors do not become effective unless and until they are approved by our stockholders.  If approved, the anti-dilution provisions could result in changes to the warrants' strike price and the number of shares that can be purchased by the warrant holders. Because the strike price is not fixed, the warrants are reported as liabilities on our balance sheet.  On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,420,000. A corresponding entry was made to deferred loan fees.

Deferred loan fees are being amortized over the life of the line of credit agreement, which expires on June 1, 2016.  During the year ended December 31, 2014, we recognized $322,000 of amortization expense on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) on the Company's statement of operations. On December 31, 2014, the warrants were adjusted to their estimated fair value of $1,410,000. The Company's statement of operations includes an unrealized gain of $10,000, which corresponds with the reduction in the liability since July 30, 2014.

The warrants' fair value was calculated using the binomial options-pricing model.  In those calculations, we assumed that there was a 15% probability that the Company would have a private stock offering in the second half of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of a private stock offering, we assumed that the warrants' exercise price would be reduced, and the number of shares purchasable by warrant holders would increase, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	December 31, 2014	July 30, 2014
Stock price	$2.90	$3.14
Volatility	72.5%	61.5%
Risk-free interest rate	1.65%	1.83%
Exercise price	$3.15	$3.15
Expected life (years)	4.83	5.25
Dividend yield	0%	0%

December 4, 2014 Warrants

On December 4, 2014, we issued warrants to individuals who provided guarantees in connection with a $6,000,000 line of credit that was obtained by us on that same date.  The warrants allow the warrant holders to purchase a total of 960,000 shares of the common stock for $2.71 per share, which was equal to the closing market price of our common stock on December 4, 2014.  The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019.  These warrants have anti-dilution provisions, under which the warrants' strike price could change if certain future events occur. Some of the anti-dilution provisions on warrants issued to the Company's officers and directors do not become effective unless and until they are approved by the Company's stockholders.  Because the strike price is not fixed, the warrants are reported as liabilities on our balance sheet.  On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,660,000.  A corresponding entry was made to deferred loan fees.

Deferred loan fees are being amortized over the life of the line of credit agreement, which expires on June 1, 2016.  During the year ended December 31, 2014, we recognized $92,000 of amortization expense on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period.  Increases (decreases) in the warrant liability are reported as unrealized losses (gains) on our statement of operations.  On December 31, 2014, the warrants were adjusted to their estimated fair value of $1,790,000.  Our statement of operations includes an unrealized loss of $130,000, which corresponds with the increase in the liability since December 4, 2014.

The warrants' fair value was calculated using the binomial options-pricing model.  In those calculations, we assumed that there was a 100% probability that the Company would have a public or private stock offering in the second half of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of a stock offering, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements.  Additional assumptions we used in our valuation calculations were as follows:

	December 31, 2014	December 4, 2014
Stock price	$2.90	$2.71
Volatility	72.5%	72.5%
Risk-free interest rate	1.65%	1.59%
Exercise price	$2.71	$2.71
Expected life (years)	4.93	5
Dividend yield	0%	0%

The Company did not have any derivative warrants outstanding on December 31, 2013. The following table summarizes the derivative warrant activity in 2014:

	Weighted- Average Exercise Price	Warrants Outstanding December 31, 2013	Warrants Issued in 2014	Warrants Outstanding December 31, 2014
Warrants issued July 30, 2014	$3.15	-	800	800
Warrants issued December 4, 2014	$2.71	-	960	960
Total	$2.91	-	1,760	1,760

The following table summarizes the changes in the derivative warrants' fair values in 2014:

	Warrants Issued on July 30, 2014	Warrants Issued on December 4, 2014	Total
Fair value of outstanding warrants as of December 31, 2013	$-	$-	$-
Fair value of warrants issued on July 30, 2014	1,420	-	1,420
Fair value of warrants issued on December 4, 2014	-	1,660	1,660
Fair value of warrants issued in 2014	1,420	1,660	3,080
Change in fair value of warrants in 2014	(10)	130	120
Fair value of outstanding warrants as of December 31, 2014	$1,410	$1,790	$3,200

14.  Fair Value of Financial Instruments

The Company adjusts its warrant derivative liability to fair value at the end of each reporting period. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company classifies its fair value measurements for the warrant derivative liability under Level 3, because the valuation models require certain unobservable inputs that may have a material impact on fair value. A table summarizing the activity for the derivative warrant liability is presented in Note 13.

15.  Employee Benefit Plans

We provide a defined contribution plan for all full-time, permanent employees. Eligible employees may contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3.5% of an employee's compensation and plan participants are fully vested in our contributions immediately.  We made contributions to the plan and charged operations of approximately $109,000 and $98,000 during the years ended December 31, 2014 and 2013, respectively.

16.  Related Party Transactions

On January 10, 2014, we entered into an arrangement with Equity Dynamics, Inc. for monthly strategic consulting services.  Such services include acquisition activities and the securing of debt financing.  As part of the arrangement, Equity Dynamics, Inc. will receive a monthly fee of $10,000 for performance of such consulting services.  Equity Dynamics, Inc. is a company owned by John Pappajohn, and Matt Kinley serves as its Executive Vice President.  Mr. Pappajohn and Mr. Kinley are both members of our Board of Directors.

In addition, see discussion of other related party transactions in Note 10 - Private Placement/Equity and Note 13 - Warrants.

In connection with the acquisitions of Mid-South, MedHelp, and Stat Medical Care, we retained the seller physicians as employees upon closing. Refer to Note 6 - Lines of Credit, Promissory Notes, and Notes Payable for the terms of the promissory notes.

17.  Segment Reporting

We evaluate performance based on several factors, of which the primary financial measure for each segment is operating income.  We define segment operating income for our business segments as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, non-cash stock-based compensation expense, shared services, severance charges and any non-recurring costs such as transactional costs related to our acquisition program.  Shared services primarily consist of compensation costs for the executive management team, facilities' costs for our corporate headquarters, shared services such as finance and accounting, human resources, legal, marketing and information technology and general administration.  Shared services also includes transactional costs.

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective years ended December 31, are as follows:

	2014				2013
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$3,906	$23,146	$-	$27,052	$-	$26,751	$-	$26,751
Total segment operating income (loss)	(80)	1,353	(5,360)	(4,087)	-	1,096	(3,535)	(2,439)

Additional Segment Disclosures:
Interest expense, including loan fee amortization	658	-	-	658	-	-	-	-
Depreciation and amortization expense	222	644	-	866	-	795	-	795
Income tax expense (benefit)	(145)	215	-	70	-	25	-	25
Total asset expenditures	347	429	40	816	-	315	-	315

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals:

	2014	2013
Total segment operating loss	$(4,087)	$(2,439)
Less (add):
Severance charges	108	199
Non-recurring transaction costs	333	50
Depreciation and amortization expense	866	795
Non-cash stock-based compensation expense	592	299
Other	166	-
Operating loss	(6,152)	(3,782)
Interest expense	658	-
(Gain)/loss on disposal of assets	(108)	5
Interest income	(9)	(27)
Loss before income taxes	$(6,693)	$(3,760)

Segment assets include accounts receivable, prepaid expenses and other current assets, property and equipment, and intangibles.  Shared services assets consist of cash and cash equivalents, prepaid insurance, deferred income taxes and property and equipment primarily related to information technology assets.  Consolidated assets, by segment and shared services, as of the periods presented are as follows:

	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated

December 31, 2014	$11,958	$5,202	$3,945	$21,105
December 31, 2013	-	4,404	6,625	11,029

18.  Litigation Contingencies

As of December 31, 2014, we were not involved in, but may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2013 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss.