Form 10-Q
period 2015-03-31
American CareSource Holdings, Inc.
filed 2015-05-15
CIK 1316645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-33094
______________

American CareSource Holdings, Inc.
(Exact name of Registrant as specified in its charter)
______________

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
______________

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

As of May 15, 2015, there were 6,743,853 outstanding shares of common stock of the registrant.

TABLE OF CONTENTS
AMERICAN CARESOURCE HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Information

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$322	$1,020
Accounts receivable	4,390	4,135
Prepaid expenses and other current assets	671	612
Deferred income taxes	6	6
Total current assets	5,389	5,773

Property and equipment, net	4,253	4,322

Other assets:
Deferred income taxes	12	12
Deferred loan fees, net	2,197	2,666
Deferred offering costs	254	225
Other non-current assets	480	488
Intangible assets, net	1,356	1,437
Goodwill	6,182	6,182
Total other assets	10,481	11,010
Total assets	$20,123	$21,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to ancillary network service providers	$2,501	$2,308
Due to HealthSmart, ancillary network	1,001	903
Accounts payable	1,015	762
Accrued liabilities	1,716	1,875
Current portion of long-term debt	1,011	989
Capital lease obligations, current portion	122	117
Total current liabilities	7,366	6,954

Long-term liabilities:
Lines of credit	7,000	4,716
Promissory notes and notes payable	227	312
Capital lease obligations	1,732	1,764
Warrant derivative liability	3,100	3,200
Other long-term liabilities	291	222
Total long-term liabilities	12,350	10,214
Total liabilities	19,716	17,168

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 6,713 shares issued and outstanding in 2015 and 2014	67	67
Additional paid-in capital	25,878	25,731
Accumulated deficit	(25,538)	(21,861)
Total stockholders' equity	407	3,937
Total liabilities and stockholders' equity	$20,123	$21,105

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Net revenues:
Ancillary network	$5,743	$5,008
Urgent and primary care	2,672	-
Total net revenues	8,415	5,008
Operating expenses:
Ancillary network provider payments	4,331	3,753
Ancillary network administrative fees	330	220
Ancillary network operating costs under Management Services Agreement	972	-
Salaries, wages, benefits and taxes	2,808	1,387
Other operating expenses	2,902	912
Depreciation and amortization	291	178
Total operating expenses	11,634	6,450
Operating loss	(3,219)	(1,442)

Other (income) expense:
Interest expense	452	-
Interest income	-	(4)
Total other (income) expense	452	(4)
Loss before income taxes (benefit)	(3,671)	(1,438)
Income tax expense (benefit)	6	(3)
Net loss	$(3,677)	$(1,435)
Basic net loss per share	$(0.54)	$(0.25)
Diluted net loss per share	$(0.56)	$(0.25)
Basic weighted-average shares outstanding	6,772	5,729
Diluted weighted-average shares outstanding	6,852	5,729

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
 (amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	6,713	$67	$25,731	$(21,861)	$3,937
Net loss	-	-	-	(3,677)	(3,677)
Stock-based compensation expense	-	-	147	-	147
Balance at March 31, 2015	6,713	67	25,878	(25,538)	407

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,677)	$(1,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	147	74
Depreciation and amortization	291	178
Amortization of deferred loan fees	469	-
Unrealized gain on warrant liability	(100)	-
Change in deferred rent	69	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(255)	329
Prepaid expenses and other assets	(110)	(49)
Due to ancillary network service providers	193	(285)
Due to HealthSmart, ancillary network	98	-
Accounts payable	246	280
Accrued liabilities	(159)	(85)
Net cash used in operating activities	(2,788)	(993)

Cash flows from investing activities:
Net change in other non-current assets	8	-
Additions to property and equipment	(90)	(111)
Net cash used in investing activities	(82)	(111)

Cash flows from financing activities:
Proceeds from borrowings under lines of credit	2,284	-
Principal payments on capital lease obligations	(27)	-
Principal payments on long-term debt	(63)	-
Offering costs, paid and deferred	(22)	-
Net cash provided by financing activities	2,172	-

Net decrease in cash and cash equivalents	(698)	(1,104)
Cash and cash equivalents at beginning of period	1,020	6,207
Cash and cash equivalents at end of period	$322	$5,103

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$-	$10
Cash paid for interest	74	-

Supplemental non-cash operating and financing activity:
Offering costs, unpaid and deferred	$7	$-
Reclassified property and equipment from prepaid expenses	$51	$-

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (tables in thousands, except per share data)

1.   General

Basis of Presentation

The accompanying unaudited consolidated financial statements of American CareSource Holdings, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  References herein to "the Company," "we," "us," or "our" refer to American CareSource Holdings, Inc. and its subsidiaries.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The guidance relates to the presentation of debt issuance costs.  The new standard update provides guidance that would require debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.   Description of Business

The Company engages in two lines of business:  our urgent and primary care business and our ancillary network business.  These lines of business are supported through a shared services function.

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

At any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management arrangement, which as of March 31, 2015 was $1,319,655.  Consummation of the transaction will be subject to the satisfaction of certain material conditions, including approval by our stockholders if our annual gross revenue from our urgent and primary care business does not exceed $40,000,000.  If, for any reason, the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, or seek to sell that business on the most favorable terms we are able to obtain.

3.   Liquidity and Earnings (Loss) Per Share

Liquidity

Our loss from operations increased by $1,777,000 to $3,219,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase in our operating loss resulted from our expansion of our shared services function, costs incurred in connection with the integration and improvement of our current urgent and primary care centers.  As a result of our operating losses, we used cash in our operations of $2,788,000 and $993,000 during the three months ended March 31, 2015 and 2014, respectively. We anticipate we will continue to generate operating losses, and use cash in our operations, during the next 12 months, but have made changes to our business model to improve our operating results.  We believe the management service agreement we entered into with HealthSmart, to manage our ancillary network business, will reduce our operating costs.  We will continue to analyze other strategies to improve our ancillary network operating results. Also, we expect to realize the benefits of economies of scale as we acquire additional urgent and primary care centers.

Until we generate cash flows from operations, we are dependent on our existing lines of credit and outside capital to fund our operations and additional acquisitions.  Our plans to fund these needs include:

•
We will continue to use our existing lines of credit, which as of May 15, 2015, collectively have $3,000,000 of borrowing capacity.  We may seek additional debt capital upon terms and conditions satisfactory to management.

•
We will raise additional equity capital through a public or private offering of shares our common stock.  On February 6, 2015, we filed Form S-1 Registration Statement to sell additional shares of our common stock.  If the public offering is fully subscribed, we will raise an additional $15,000,000 (less applicable fees), plus any proceeds we receive on account of the 15% over-allotment option we have granted to underwriters.  Due to the unexpected death of our former Chief Executive Officer, we are investigating other options to raise additional capital in addition to or in the place of the registered offering.

Earnings (Loss) Per Share

Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period of computation.  Diluted (loss) per share is computed similar to basic earnings per share except that the numerator is adjusted for the change in fair value of the warrant liability (only if dilutive), and the denominator is increased to include the number of dilutive potential common shares outstanding during the period using the treasury stock method.

Basic net (loss) and diluted net (loss) per share data were computed as follows:

Three Months Ended
March 31, 2015
Numerator:
Net (loss) for basic earnings per share	(3,677)
Less gain on change in fair value of warrant liability	140
Net (loss) for diluted earnings per share	(3,817)
Denominator:
Weighted-average basic common shares outstanding	6,772
Assumed conversion of dilutive securities:
Common stock purchase warrants	80
Denominator for dilutive earnings per share - adjusted weighted-average shares	6,852

Basic net loss per share	$(0.54)
Diluted net loss per share	$(0.56)

The following table summarizes potentially dilutive shares outstanding as of March 31, 2015, which were excluded from the calculation due to being anti-dilutive:

	2015	2014
Common stock purchase warrants	822	1,782
Stock options	1,334	1,245
Restricted shares of common stock	89	100

4.  Acquisitions

During the year ended December 31, 2014, we closed five transactions supporting our entry into the urgent and primary care market.  A summary of the acquisitions is as follows:

Business Acquired	State	Sites	Date of Closing
CorrectMed	Georgia	2	May 8, 2014
Bay Walk-In Clinic	Florida	2	August 29, 2014
Mid-South Urgent Care	Alabama	3	September 12, 2014
MedHelp	Georgia	1	October 31, 2014
Stat Medical Care	Virginia	2	December 31, 2014

The following table provides certain pro forma financial information for the Company as if the acquisition of CorrectMed had occurred on January 1, 2014.  Pro forma information for Bay Walk-In, Mid-South Urgent Care, MedHelp, and Stat Medical Care was not included since it was impracticable to obtain, due to the financial reporting approaches utilized by the prior owners of the businesses.

	Period Ended March 31,
	2015	2014
Net revenue
Ancillary network	$5,743	$5,008
Urgent and primary care	2,672	778
Total net revenue	8,415	5,786

Net loss	$(3,677)	$(1,610)

Basic net loss per common share	$(0.54)	$(0.28)
Diluted net loss per common share	$(0.56)	$(0.28)

5.  Revenue Recognition, Accounts Receivable, and Concentration of Credit Risk

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

Below is a summary of accounts receivable as of March 31, 2015, and revenues for the period ending March 31, 2015, for our urgent and primary care business.  We entered the urgent and primary care business in May 2014.

March 31, 2015
Accounts receivable	$2,852
Less:
Estimated allowance for uncollectible amounts	(1,415)
Accounts receivable, net	$1,437

March 31, 2015
Gross revenue	$5,786
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(3,114)
Net revenue	$2,672

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

●
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

●
The Company has latitude in establishing pricing.  As stated above, we are able to negotiate the price payable to us by our payor clients as well as the price to be paid to each contracted service provider.  This type of pricing latitude indicates that we have the risks and rewards normally attributed to a principal in the transactions.

●
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

●
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

●
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

●
The supplier (and not the Company) has credit risk. We believe we have some level of credit risk, but that risk is mitigated because we do not remit payment to providers unless and until we have received payment from the relevant payor clients following our processing of a claim.

●	The amount that the Company earns is not fixed. We do not earn a fixed amount per transaction nor do we realize a per-person per-month charge for our services.

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

If, however, we were to report our ancillary network revenues, net of provider payments rather than on a gross reporting basis, for the periods ended March 31, 2015 and 2014, our ancillary network revenues would have been approximately $1,412,000 and $1,255,000, respectively.

For our ancillary network business, HealthSmart comprised a significant portion of our net revenue during the period ended March 31, 2015 and 2014. The following is a summary of the approximate amounts of our net revenue and accounts receivable attributable to HealthSmart as of the dates and for the periods presented:

	March 31, 2015			March 31, 2014
	Accounts Receivable	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue
HealthSmart Preferred Care II, L.P.	$593	$1,817	22%	$774	$1,232	25%

We maintain an allowance for uncollectible receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims. While we are able to process a claim and estimate the cash we will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim. We record an allowance against revenue to better estimate collectability. Provisions for refunds recorded were approximately $16,000 and $53,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The allowance was approximately $299,000 and $463,000 at March 31, 2015 and 2014, respectively.

6.  Capital and Operating Lease Obligations

 The following is a schedule of the future required payments under our lease agreements in effect at March 31, 2015:

	Capital Leases	Operating Leases	Total
2015 (remaining 9 months)	$216	$566	$782
2016	299	879	1,178
2017	287	766	1,053
2018	276	651	927
2019	273	585	858
Thereafter	2,898	827	3,725
Total minimum lease payments	4,249	$4,274	$8,523
Less amount representing interest	(2,395)
Present value of net minimum obligations	1,854
Less current obligation under capital lease	122
Long-term obligation under capital lease	$1,732

7.  Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

On July 30, 2014, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, providing for a $5,000,000 revolving line of credit.  On December 4, 2014, we entered into a second credit agreement with Wells Fargo Bank, providing for a $6,000,000 revolving line of credit.  We refer to these two agreements as our credit agreements.  Our obligation to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time.  The credit agreements mature on June 1, 2016, and all borrowings under the credit agreements are due and payable on that date.  The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries.  The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

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

As of March 31, 2015, we had outstanding borrowings of $5,000,000 under our July 2014 credit agreement and $2,000,000 under our December 2014 credit agreement. These were recorded as long-term liabilities on our consolidated balance sheet as of March 31, 2015. Substantially all of the borrowings were used to finance acquisition activity.  The weighted-average interest rate on these borrowings was 1.92% as of March 31, 2015.

Promissory Notes and Notes Payable

The following is a summary of all Company debt as of March 31, 2015:

Revolving lines of credit	$7,000
Promissory notes, related to acquisitions	1,238
Total debt	8,238
Less current maturities	1,011
Long-term debt	$7,227

Outstanding debt balances as of March 31, 2015 mature as follows: 2015 (remaining 9 months) - $957,000; 2016 - $7,262,000; 2017 - $19,000.

8.  Intangible Assets

Intangible assets and related accumulated amortization consists of the following as of the dates presented:

	March 31, 2015	December 31, 2014
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$972	$972
Accumulated amortization	(96)	(47)
Urgent and primary care intangibles, net	876	925

Gross carrying amount of ancillary intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,869)	(1,837)
Other intangibles, net	480	512
Total intangibles, net	$1,356	$1,437

Total amortization expense related to intangibles was approximately $81,000 and $32,000 during the three-month periods ended March 31, 2015 and 2014, respectively.   The patient relationships and contracts are being amortized using the straight-line method over their estimate useful lives of five (5) years.  The ancillary provider network is being amortized using the straight-line method over its expected useful life of 15 years.  Experience-to-date is that approximately 2% - 8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.

Estimated annual amortization expense relating to intangibles is as follows:

Years ending December 31,	Urgent and Primary Care	Ancillary Network Services	Total
2015 (remaining 9 months)	$146	$96	$242
2016	194	128	322
2017	194	128	322
2018	194	128	322
2019	148	-	148
Total	$876	$480	$1,356

9.  Warrants

The Company had 1,782,222 and 44,444 outstanding warrants to purchase common stock as of March 31, 2015 and March 31, 2014, respectively. 1,760,000 of the warrants outstanding at March 31, 2015 are considered derivative warrants because they contain exercise-price adjustment features. The remaining 22,222 and 22,222 of the 44,444 never issued derivative warrants as of March 31, 2015 and 2014, respectively, expire on February 1, 2017 and have an exercise price of $1.50 per share of common stock.

July 30, 2014 Warrants

On July 30, 2014, we issued warrants to individuals who provided guarantees in connection with a $5,000,000 line of credit that was obtained by us on that same date.  The warrants allow the warrant holders to purchase a total of 800,000 shares of our common stock for $3.15 per share, which was $0.01 per share higher than the closing market price of our common stock on July 30, 2014.  The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  These warrants have anti-dilution provisions that could require some of the warrants' terms to change upon the occurrence of certain future events. Some of the anti-dilution provisions on warrants issued to our officers and directors do not become effective unless and until they are approved by our stockholders.  We submitted such anti-dilution provisions to our stockholders for approval at our 2015 annual meeting of stockholders, to be held on May 20, 2015.  If approved, the anti-dilution provisions could result in changes to the warrants' strike price and the number of shares that can be purchased by the warrant holders. Because the strike price is not fixed, the warrants are reported as liabilities on our balance sheet.  On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,420,000. A corresponding entry was made to deferred loan fees.

Deferred loan fees, an asset on our balance sheet, is being amortized over the life of the line of credit agreement, which expires on June 1, 2016.  During the three months ended March 31, 2015, we recognized $193,000 of amortization expense on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) on the Company's statement of operations. On December 31, 2014, the warrants were adjusted to their estimated fair value of $1,410,000. On March 31, 2015, the warrants were adjusted to their estimated fair value of $1,450,000. The Company's statement of operations for the three months ended March 31, 2015 includes an unrealized loss of $40,000, which corresponds with the increase in the liability since December 31, 2014.

The warrants' fair value was calculated using the binomial options-pricing model.  Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are only applicable if a private offering is closed at a price below the warrant exercise price ($3.15) before a public offering is closed for at least $10,000,000.  In the March 31, 2015 calculation, we assumed that there was a 60% probability that the Company would close a private stock offering in the remainder of 2015 that is not preceded by a material public offering. If the market price of the Company's stock was less than the warrants' exercise price on the date of a private stock offering, we assumed that the warrants' exercise price would be reduced, and the number of shares purchasable by warrant holders would increase, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	March 31, 2015	December 31, 2014	July 30, 2014
Stock price	$2.86	$2.90	$3.14
Volatility	70.0%	72.5%	61.5%
Risk-free interest rate	1.37%	1.65%	1.83%
Exercise price	$3.15	$3.15	$3.15
Expected life (years)	4.58	4.83	5.25
Dividend yield	0%	0%	0%
Private stock offering %	60%	15%	15%
Public stock offering %	35%	80%	70%
Equity raise time period	3rd Quarter 2015	4th Quarter 2015	3rd Quarter 2015

December 4, 2014 Warrants

On December 4, 2014, we issued warrants to individuals who provided guarantees in connection with a $6,000,000 line of credit that was obtained by us on that same date.  The warrants allow the warrant holders to purchase a total of 960,000 shares of the common stock for $2.71 per share, which was equal to the closing market price of our common stock on December 4, 2014.  The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019.  These warrants have anti-dilution provisions, under which the warrants' strike price could change if certain future events occur. Some of the anti-dilution provisions on warrants issued to the Company's officers and directors do not become effective unless and until they are approved by the Company's stockholders.  We submitted such anti-dilution provisions to our stockholders for approval at our 2015 annual meeting of stockholders, to be held on May 20, 2015.  If approved, the anti-dilution provisions could result in changes to the warrants' strike price and the number of shares that can be purchased by the warrant holders.  Because the strike price is not fixed, the warrants are reported as liabilities on our balance sheet.  On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,660,000.  A corresponding entry was made to deferred loan fees.

Deferred loan fees, an asset on our balance sheet, is being amortized over the life of the line of credit agreement, which expires on June 1, 2016.   During the three months ended March 31, 2015, we recognized $276,000 of amortization expense on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period.  Increases (decreases) in the warrant liability are reported as unrealized losses (gains) on our statement of operations.  On December 31, 2014, the warrants were adjusted to their estimated fair value of $1,790,000. On March 31, 2015, the warrants were adjusted to their estimated fair value of $1,650,000. The Company's statement of operations for the three months ended March 31, 2015 includes an unrealized gain of $140,000, which corresponds with the reduction in the liability since December 31, 2014.

The warrants' fair value was calculated using the binomial options-pricing model.  Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are applicable if either a public or private offering is closed at a price below the warrant exercise price ($2.71).  In the March 31, 2015 calculation, we assumed that there was a 100% probability that the Company would close a public or private stock offering in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of a stock offering, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements.  Additional assumptions we used in our valuation calculations were as follows:

	March 31, 2015	December 31, 2014	December 4, 2014
Stock price	$2.86	$2.90	$2.71
Volatility	70.0%	72.5%	72.5%
Risk-free interest rate	1.37%	1.65%	1.59%
Exercise price	$2.71	$2.71	$2.71
Expected life (years)	4.68	4.93	5
Dividend yield	0%	0%	0%

The following table summarizes the derivative warrant activity since December 31, 2014:

	Weighted- Average Exercise Price	Warrants Outstanding December 31, 2014	Warrants Issued in 2015	Warrants Outstanding March 31, 2015
Warrants issued July 30, 2014	$3.15	800	-	800
Warrants issued December 4, 2014	$2.71	960	-	960
Total	$2.91	1,760	-	1,760

The following table summarizes the changes in the derivative warrants' fair values since December 31, 2014:

	Warrants Issued on July 30, 2014	Warrants Issued on December 4, 2014	Total
Fair value of outstanding warrants as of December 31, 2014	$1,410	$1,790	$3,200
Change in fair value of warrants in 1st quarter 2015	40	(140)	(100)
Fair value of outstanding warrants as of March 31, 2015	$1,450	$1,650	$3,100

10.  Segment Reporting

We operate in two segments, urgent and primary care and ancillary network.  We evaluate performance based on several factors, of which the primary financial measure for each segment is operating income.  We define segment operating income for our business segments as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, non-cash stock-based compensation expense, shared services, severance charges and any non-recurring costs.  Shared services primarily consist of compensation costs for the executive management team, facilities' costs for our corporate headquarters, shared services such as finance and accounting, human resources, legal, marketing and information technology and general administration.  Shared services also include transactional costs.

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective periods are as follows:

	March 31, 2015				March 31, 2014
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$2,672	$5,743	$-	$8,415	$-	$5,008	$-	$5,008
Total segment operating income (loss)*	(599)	110	(1,879)	(2,368)	-	(167)	(915)	(1,082)

Additional Segment Disclosures:
Interest expense, including loan fee amortization	452	-	-	452	-	-	-	-
Depreciation and amortization expense	149	142	-	291	-	178	-	178
Income tax expense (benefit)	-	6	-	6	-	(3)	-	(3)
Total asset expenditures	-	-	90	90	-	111	-	111

* Includes depreciation and amortization expense

The following provides a reconciliation of reportable segment operating loss to the Company’s consolidated totals:

	Three months ended March 31,
	2015	2014
Total segment operating loss	$(2,368)	$(1,082)
Less:
Severance charges	-	108
Depreciation and amortization expense	291	178
Non-cash stock-based compensation expense	147	74
Non-recurring professional fees	413	-
Operating loss	(3,219)	(1,442)
Interest expense	452	-
Interest income	-	(4)
Loss before income taxes	$(3,671)	$(1,438)

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

	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated
March 31, 2015	$11,885	$5,418	$2,820	$20,123
December 31, 2014	11,958	5,202	3,945	21,105

11.  Subsequent Event

Dr. Richard Turner, who was serving as our chief executive officer and Chairman of the Board, died unexpectedly on April 12, 2015.   Dr. Turner personally guaranteed a portion of our borrowing under credit agreements with Wells Fargo.  As a result of his death, we received notice from Wells Fargo that we are in default of a loan covenant. Wells Fargo has given us until May 31, 2015 to cure this default, which we expect to do.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion should be read in conjunction with the condensed consolidated financial statements and related footnotes of the Company included in Part I of this Quarterly  Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2014 Annual Report on Form 10-K . The focus of this discussion is on the underlying business reasons for significant changes and trends affecting the net revenues, operating results and financial condition of the Company.

 Overview

We engage in two lines of business: our urgent and primary care business and our ancillary network business.  Although we have been engaged in our ancillary network business for a number of years, with our entry into the urgent and primary care business and our new management arrangement with HealthSmart Preferred Care II, L.P., or HealthSmart, we now focus primarily on our urgent and primary care business. We believe that urgent and primary care centers are and will continue to be an essential component of the effective delivery of healthcare services in the United States. Accordingly, our resources are focused on the growth of that line of business.

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

Our patient volume, and therefore our revenue, is sensitive to seasonal fluctuations in urgent and primary care activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks can vary dramatically.  Additionally, as consumers shift towards high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

We intend to grow our urgent and primary care business through the acquisition of new centers, by expanding service offerings in our existing centers, and by developing de novo centers in areas located in the eastern and southeastern United States.

Our Ancillary Network Business

Our ancillary network business offers cost containment strategies to our payor clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  This service is marketed to a number of healthcare companies including third-party administrators, insurance companies, large self-funded organizations, various employer groups and preferred provider organizations.  We are able to lower the payors' ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than the payors could generally obtain on their own.

Payors route healthcare claims to us after service has been performed by participant providers in our network.  We process those claims and charge the payor according to an agreed upon, contractual rate.  Upon processing the claim, we are paid directly by the payor or the insurer for the service.  We then pay the medical service provider according to a separately negotiated contractual rate.  We assume the risk of generating positive margin, which is calculated as the difference between the payment we receive for the service from the payor and the amount we are obligated to pay the service provider.

On October 1, 2014, we entered into a management services agreement with HealthSmart.  Under the management services agreement, HealthSmart manages the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart.  As a result of this arrangement, we no longer employ the workforce of our ancillary network business.   Under the management services agreement, HealthSmart operates our ancillary network business for a fee equal to the sum of (a) 35% of the net profit derived from operation of our ancillary network business, plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  For purposes of the fee calculation, the term "net profit" means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  Any remaining net profit accrues to us.  During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent.  The initial term of the management services agreement is three years, and it renews annually thereafter for one-year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands) (certain prior year amounts have been reclassified for comparability purposes):

	March 31, 2015				March 31, 2014				Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$2,672	$5,743	$-	$8,415	$-	$5,008		$5,008	$3,407	68%
Operating expenses:
Ancillary network provider payments	-	4,331	-	4,331	-	3,753	-	3,753	578	15%
Ancillary network administrative fees	-	330	-	330	-	220	-	220	110	50%
Ancillary network operating costs under Management Services Agreement	-	972	-	972	-	-	-	-	972
Salaries, wages, benefits and taxes	1,906	-	902	2,808	-	979	408	1,387	1,421	102%
Other operating expenses	1,216	-	1,686	2,902	-	254	658	912	1,990	218%
Depreciation and amortization	149	142	-	291	-	178	-	178	113	63%
Total operating expenses	$3,271	$5,775	$2,588	$11,634	$-	$5,384	$1,066	$6,450	$5,184	80%

Operating (loss)*	$(599)	$(32)	$(2,588)	$(3,219)	$-	$(376)	$(1,066)	$(1,442)	$(1,777)	123%

Other (income) expense:
Interest expense				452				-	452
Interest income				-				(4)	4
Total other (income) expense				452				(4)	456	-11400%
Loss before income taxes				(3,671)				(1,438)	(2,233)	155%

*Includes depreciation and amortization expense

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $599,000 during the three months ended March 31, 2015.  Because we have been engaged in the urgent and primary care business for less than one year, we are not able to present comparative financial information for the comparable period in 2014.  Contributing to the segment's operating loss were, among other things, the following:

•	we incurred expenses related to our integration of our ten centers, which were acquired at various dates between May and December 2014;

•	our Springville, Alabama center opened for business in October 2014, and we experienced predictable start-up operating losses relating to the center;

•	two of our centers were underperforming at the time we acquired them, and our operational improvement efforts have yet to produce their expected results; and

•	we have yet to realize certain economies of scale we expect to realize.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. Our urgent and primary care business generated net revenues of approximately $2,672,000 for the period ended March 31, 2015. We were not in the urgent and primary care business during the first quarter of March 31, 2014, so there is no comparable prior year data.  For the quarter ended March 31, 2015, we experienced, in the aggregate, approximately 23,000 billable patient visits, which resulted in an average of 26 billable patient visits per day per center.  The average reimbursement per patient visit was approximately $116 for the three months ended March 31, 2015. Net revenues for the three months ended March 31, 2015 were positively impacted in the approximate amount of $500,000 by the addition of the Virginia clinics, which were acquired on December 31, 2014 and the ramp-up of the Springville, Alabama center, which opened for business in October 2014.

Salaries, Wages, Benefits and Taxes

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times.  Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the three-month period ended March 31, 2015, salaries, wages and associated benefits and taxes aggregated approximately 71% of net revenues. We monitor our center-level staffing to ensure staffing levels are sufficient, but not excessive, to meet expected patient demands. Management is considering a variety of options to reduce compensation expense relative to revenues.

Other Operating Expenses

Other operating expenses primarily consist of facility and operating lease costs, medical and laboratory supplies, billing and collection fees, radiology overhead and laboratory fees, utilities, software licensing fees, premiums for medical malpractice and other insurance, and costs related to office administration and information technology.

For the three months ended March 31, 2015, other operating expenses were 46% of net revenue.

Our Ancillary Network Business

Our ancillary network business segment reported an operating profit (loss) of ($32,000) and ($376,000) for the three months ended March 31, 2015 and 2014, respectively.  During the quarter ended March 31, 2014, our shared services costs and expenses were included in the ancillary network business.  With our entry into the urgent and primary care business, these costs have been allocated to shared services, rather than to our two operating segments.

Our ancillary network business is analyzed below.

Net Revenues

Revenue from our ancillary network business is recognized when we bill our client payors for services performed and collection is reasonably assured. We estimate revenues using average historical collection rates.  When estimating collectability, we assess the impact of items such as non-covered benefits, payments made directly to the service provider by the client payor, denied claims, deductibles and co-payments. Periodically, revenues and related estimates are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected. There are no assurances that actual cash collections will meet or exceed estimated cash collections.  There can be variations in revenue from period-to-period due to the demand for various ancillary service specialties by our clients' members. The variations can impact revenue, revenue per claim, collectability and margins after payments made to the ancillary service providers.  Also impacting revenue is the mix of ancillary service specialties billed and the ancillary service providers that are utilized.

During the quarter ended March 31, 2015 net revenue from our ancillary network business increased 15%, compared to the comparable period in 2014.  Although revenue increased in the first quarter of 2015, we believe future declines in revenue are more likely than continued growth.

Provider Payment and Administrative Fees

We make payments to our providers and pay administrative fees to our clients for converting claims to electronic data interchange and routing them to both the Company for processing and to their payors for payment.  Payments to providers are the most significant cost and they consist of our payments for ancillary care services in accordance with contracts negotiated separately with providers for specific ancillary services.

•
Provider payments.  Provider payments represent 75.4% and 74.9% of revenues for the three months ended March 31, 2015 and 2014, respectively.  The increase is attributable in large part to payor clients utilizing more of our lower margin contracts.

•
Administrative fees.  Administrative fees paid to clients as a percent of net revenues were 5.7% for the three-month period ended March 31, 2105 and 4.4% for the comparable period in 2014. The increase is due to a change in mix to clients with higher administrative fees.

Operating Costs under Management Services Agreement

Ancillary network operating costs under the management services agreement amounted to $972,000.  This amount represents profit sharing and expense reimbursement amounts paid or payable to HealthSmart under our management services agreement. The majority of the operating costs were attributable to payroll expenses.  HealthSmart began managing our ancillary network business under our management services agreement on November 1, 2014, at which time HealthSmart hired substantially all our employees dedicated to our ancillary network business.

Shared Services

Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business such as the salaries of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer and the remainder of the executive management team, whose time is allocable across both business segments. The following functions are also included in shared services: finance and accounting; human resources; legal; marketing; information technology; and general administration.

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in shared services. As of March 31, 2015 and 2014, shared services included 18 and 12 full-time employees, respectively.  Certain 2014 expenses were reclassified to conform to the 2015 shared services presentation.  Shared services expenses totaled $2,588,000 and $1,066,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.  The increase in costs relates to the transition of the Company to owning and operating urgent and primary care centers, including significant professional fees resulting therefrom and to establish the infrastructure to accommodate future growth.  The Company expects to reduce professional fees significantly in subsequent quarters.

Liquidity and Capital Resources

As of March 31, 2015, we had negative working capital of $1,977,000 compared to negative working capital of $1,181,000 at December 31, 2014.  The increase in negative working capital was due to additional operating losses.  We recently entered the urgent and primary care business segment and expect we will generate additional operating losses until we acquire or develop sufficient centers to generate positive operating income.  The table below reconciles the loss before income taxes to the net decrease in cash.

Loss before income taxes	$(3,671)
Borrowings under line of credit	2,284
Depreciation and amortization	291
Non-cash stock-based compensation expense	147
Other	251
Decrease in cash	$(698)

Our cash and cash equivalents balance decreased to approximately $322,000 as of March 31, 2015 compared to $1,020,000 at March 31, 2014.  Our available borrowing capacity under existing lines of credit was $4,000,000 and $6,284,000 at March 31, 2015 and December 31, 2014, respectively.  At May 15, 2015 our available borrowing capacity is $3,000,000.

As of March 31, 2015, we had outstanding borrowings of $5,000,000 and $2,000,000, under our July 2014 and December 2014 credit agreements, respectively, which were recorded as a long-term liability on our consolidated balance sheet as of March 31, 2105.  As of March 31, 2015, the weighted-average interest rate on these borrowings was 1.92%.  The credit agreements mature on June 1, 2016.  In April 2015, we received notice from our lender, Wells Fargo, that we are in default of a loan covenant due to the unexpected death of our former Chief Executive Officer, Dr. Richard Turner, who personally guaranteed a portion of the revolving indebtedness.  We have until May 31, 2015 to cure these defaults, which we expect to do.

In connection with the acquisitions of our urgent and primary care centers in 2014, our  wholly-owned subsidiaries issued promissory notes to the sellers in the transactions in the aggregate original principal amount of $1,500,000, as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have initiated efforts to raise additional equity capital during 2015.  On February 6, 2015 we filed Form S-1 Registration Statement to sell additional shares of our common stock.  If the offering is fully subscribed, we will raise an additional $15,000,000 (less applicable fees), plus any proceeds we receive on account of the 15% over-allotment option we have granted to underwriters.  Due to the unexpected death of our former Chief Executive Officer, we are exploring other options to raise additional capital in addition to or in the place of the registered offering pursuant to the Form S-1 Registration Statement, and we expect to raise additional equity capital during 2015.

We believe that our cash on hand and borrowings available under the credit agreements, together with the net proceeds that we believe will be available from future equity offerings and debt financing, will be sufficient to meet our anticipated needs for working capital, acquisitions, debt repayment and capital expenditures for the next 12 months.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Statements in this Management's Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding the revenues in our ancillary network business, curing the defaults under our loan covenants, raising additional equity capital in 2015, our cash on hand, borrowings, and proceeds from financings being sufficient to meet our anticipated needs for the next 12 months, and expense reductions.  Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, our ability to attract or maintain patients, clients or providers or achieve our financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement, including without limitation to the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), the Company's ability to successfully implement our growth strategy for the urgent and primary care business, the Company's ability to identify and acquire target centers, increased competition in the urgent care and primary care market, the Company's ability to recruit and retain qualified physicians and other healthcare professionals, reduction in reimbursement rates from governmental payors, lower than anticipated demand for services, pricing, market acceptance or preference, changes in the business relationship with significant clients, term expirations of contracts with significant clients, increased competition, the Company's inability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, increased competition in the ancillary network business, the Company's inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission. Except as otherwise required by law, the Company undertakes no obligation to update or revise these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to permissive authority under Rule 305 of Regulation S-K, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Please refer to Item 9A “Controls and Procedures” in our Annual Report on Form 10K for the year ended December 31, 2014 for a complete description of our control deficiencies and our remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Status of Remediation Plan

We are training our new employees and filling open positions.  We are also using outside consulting services when the scope and complexity of our internal control needs exceed our internal capabilities.

We expect to have addressed and fully remediated our significant deficiencies and material weaknesses by December 31, 2015, but we cannot assure you that our current remediation plan can resolve all of our significant deficiencies and material weaknesses. If not, we will need to implement additional remedial measures. Subsequent to quarter end, management is in the process of implementing new processes and controls over financial reporting to promote effective remediation.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We have been named as a defendant in a lawsuit filed April 21, 2015 in the U.S. District Court for the Northern District of Alabama by American Family Care, Inc. and Irwin Holdings, LLC.  The complaint alleges, among other things, that our use of the trade name “American CareSource” is infringing upon their trademark, “American Family Care.”  We intend to take appropriate action to protect the Company.

Although management currently believes that resolving such claim will not have a material adverse impact on our consolidated financial statements, the matter is subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	May 15, 2015	By:	/s/ John Pappajohn
John Pappajohn
Acting Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2015	By:	/s/ Anthony R. Levinson
Anthony R. Levinson
Chief Financial Officer (Principal Financial Officer)