Form 10-Q
period 2015-06-30
American CareSource Holdings, Inc.
filed 2015-08-14
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 6,743,853 outstanding shares of common stock of the registrant.

1

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$491	$1,020
Accounts receivable	3,470	4,135
Prepaid expenses and other current assets	667	612
Deferred income taxes	6	6
Total current assets	4,634	5,773

Property and equipment, net	4,089	4,322

Other assets:
Deferred income taxes	12	12
Deferred loan fees, net	1,725	2,666
Deferred offering costs	254	225
Other non-current assets	117	488
Intangible assets, net	756	1,437
Goodwill	6,182	6,182
Total other assets	9,046	11,010
Total assets	$17,769	$21,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$5,000	$-
Due to ancillary network service providers	2,045	2,308
Due to HealthSmart, ancillary network	745	903
Accounts payable	932	762
Accrued liabilities	2,411	1,875
Current portion of long-term debt	576	989
Capital lease obligations, current portion	126	117
Total current liabilities	11,835	6,954

Long-term liabilities:
Lines of credit	4,500	4,716
Promissory notes and notes payable	171	312
Capital lease obligations	1,698	1,764
Warrant derivative liability	1,871	3,200
Other long-term liabilities	341	222
Total long-term liabilities	8,581	10,214
Total liabilities	20,416	17,168

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 6,902 and 6,713 shares issued and outstanding in 2015 and 2014, respectively	69	67
Additional paid-in capital	26,165	25,731
Accumulated deficit	(28,881)	(21,861)
Total stockholders' equity	(2,647)	3,937
Total liabilities and stockholders' equity	$17,769	$21,105

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenues:
Ancillary network	$5,604	$5,497	$11,347	$10,505
Urgent and primary care	2,354	474	5,026	474
Total net revenues	7,958	5,971	16,373	10,979
Operating expenses:
Ancillary network provider payments	4,137	3,880	8,468	7,633
Ancillary network administrative fees	194	307	524	527
Ancillary network other operating costs	933	-	1,905	-
Ancillary network prepaid write-off	487	-	487	-
Salaries, wages, benefits and taxes	2,968	1,695	5,776	3,082
Other operating expenses	2,430	1,199	5,332	2,111
Intangible asset impairment	520	-	520	-
Depreciation and amortization	292	215	583	393
Total operating expenses	11,961	7,296	23,595	13,746
Operating (loss)	(4,003)	(1,325)	(7,222)	(2,767)

Interest expense:
Interest expense	93	13	176	9
Gain on warrant liability, net of deferred loan fees amortization	(757)	-	(388)	-
Total interest expense	(664)	13	(212)	9
Loss before income taxes	(3,339)	(1,338)	(7,010)	(2,776)
Income tax expense	4	4	10	1
Net (loss)	$(3,343)	$(1,342)	$(7,020)	$(2,777)
Basic net loss per share	$(0.49)	$(0.21)	$(1.03)	$(0.46)
Diluted net loss per share	$(0.49)	$(0.21)	$(1.14)	$(0.46)
Basic weighted-average shares outstanding	6,849	6,395	6,811	6,062
Diluted weighted-average shares outstanding	6,849	6,395	6,851	6,062

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	6,713	$67	$25,731	$(21,861)	$3,937
Net loss	-	-	-	(7,020)	(7,020)
Stock-based compensation expense	-	-	403	-	403
Issuance of common stock upon exercise of equity incentive awards	34	-	33	-	33
Issuance of common stock upon conversion of restricted stock units	155	2	(2)	-	-
Balance at June 30, 2015	6,902	$69	$26,165	$(28,881)	$(2,647)

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,020)	$(2,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	403	197
Intangible asset impairment	520	-
Depreciation and amortization	583	393
Gain on warrant liability, net of deferred loan fees amortization	(388)	-
Change in deferred rent	119	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	665	(111)
Prepaid expenses and other assets	265	(192)
Due to ancillary network service providers	(263)	(145)
Due to HealthSmart, ancillary network	(158)	-
Accounts payable	163	(51)
Accrued liabilities	536	456
Net cash used in operating activities	(4,575)	(2,230)
Cash flows from investing activities:
Cost of acquisition	-	(2,180)
Additions to property and equipment	(138)	(196)
Net cash used in investing activities	(138)	(2,376)
Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	33	2,000
Proceeds from borrowings under line of credit	4,784	-
Principal payments on capital lease obligations	(57)	(1)
Principal payments on long-term debt	(554)	(6)
Offering costs, paid and deferred	(22)	-
Net cash provided by financing activities	4,184	1,993
Net decrease in cash and cash equivalents	(529)	(2,613)
Cash and cash equivalents at beginning of period	1,020	6,207
Cash and cash equivalents at end of period	$491	$3,594
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$-	$25
Cash paid for interest	117	-
Supplemental non-cash operating and financing activity:
Offering costs, unpaid and deferred	$7	$-
Reclassified property and equipment from prepaid expenses	$51	$-

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (tables in thousands, except per share data)

1.   General

Basis of Presentation

The accompanying unaudited consolidated financial statements of American CareSource Holdings, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  References herein to the "Company," "we," "us," or "our" refer to American CareSource Holdings, Inc. and its subsidiaries.

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

Urgent and Primary Care Business

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, we, through our wholly-owned subsidiaries, acquired ten urgent and primary care centers located in Georgia (three), Florida (two), Alabama (three) and Virginia (two). These centers offer a wide array of services for non-life-threatening medical conditions.  We strive to improve access to quality medical care by offering extended hours and weekend service and also by accepting patients primarily on a walk-in basis.

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

Our management agreement with HealthSmart provides that at any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management arrangement, which as of June 30, 2015 was approximately $1.1 million.  The purchase price is to be payable by HealthSmart solely out of the net profit it derives from the operation of the ancillary network business after consummation of the transaction. Consummation of the transaction will be subject to the satisfaction of certain material conditions, currently including stockholder approval of the sale.  If, the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, or seek to sell that business on the most favorable terms we are able to obtain.

3.   Liquidity and Earnings (Loss) Per Share

Liquidity

We incurred losses from our investment in shared services to support planned growth in our urgent and primary care business segment and oversight of the network and ancillary business, the write-off of intangible assets, the payment and accrual of one-time severance charges, costs incurred to integrate our acquired urgent and primary care facilities, operating losses incurred by our urgent and primary care business segment as we implement changes to improve performance, and operating losses incurred in our network and ancillary network business. As a result of our recurring and nonrecurring losses, we used cash in our operations of $4.6 million and $2.2 million during the six months ended June 30, 2015 and 2014, respectively.

We anticipate we will continue to experience negative cash flow relating to our losses, during the next 12 months as we improve the operating performance of our existing urgent and primary care centers, expand our urgent and primary care segment and operate our ancillary network business.

Until we generate positive cash flows from operations, we will be dependent on our existing lines of credit and outside capital to fund our operations, fund planned and future acquisitions, and repay debt. At August 14, 2015, we have funds of $1,961,000 available for these needs. We plan to raise additional capital as follows:

•

Increase our existing lines of credits. We have two existing lines of credit under credit agreements with Wells Fargo, National Association, or Wells Fargo. One of our lines was entered into in July 2014 for $5.0 million of financing and the other was entered into in December 2014 for $6.0 million of financing. Both credit agreements were originally scheduled to mature on June 1, 2016. On August 12, 2015, the maturity of the $6.0 million line was extended to October 1, 2016 and the outstanding balance of $4.5 million was reclassified to long-term on our consolidated balance sheets. We plan to further extend these lines of credit, and will request the guarantors remain obligated under their respective guarantees until we have adequate capital to repay them. Along with the maturity date extension, we also increased the line of credit under our December 2014 credit agreement from $6,000,000 to $7,000,000. As of August 12, 2015, we have borrowed the $11.0 million of the $12 million available to us under our existing lines of credit.

•

A public offering of shares of our common stock. On February 6, 2015, we filed a Form S-1 Registration Statement with the SEC to sell additional shares of our common stock. If the public offering is fully subscribed, we will raise an additional $13,000,000 (less offering expenses), plus any proceeds we receive on account of the 15% over-allotment option we have granted to underwriters.

We also expect to raise additional capital later this year or in early 2016 to fund our operations, to repay indebtedness and to facilitate the expansion of our urgent and primary care business. We may raise such capital through one or more public or private equity offerings, debt financings, borrowings or a combination thereof.

There are no assurances that we will be successful in further extending the maturity dates under our lines of credit, that our guarantors will agree to continue their obligations under their guarantees, or that we will be able to obtain additional capital at terms acceptable to us or at all.

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

Basic net (loss) and diluted net (loss) per share data were computed as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Numerator:
Net (loss) for basic earnings per share	(3,343)	(7,020)
Less gain on change in fair value of warrant liability	-	791
Net (loss) for diluted earnings per share	(3,343)	(7,811)
Denominator:
Weighted-average basic common shares outstanding	6,849	6,811
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	40
Denominator for dilutive earnings per share - adjusted weighted-average shares	6,849	6,851

Basic net (loss) per share	$(0.49)	$(1.03)
Diluted net (loss) per share	$(0.49)	$(1.14)

The following table summarizes potentially dilutive shares outstanding as of June 30, 2015, which were excluded from the calculation due to being anti-dilutive:

2015
Common stock purchase warrants	1,782
Stock options	748
Restricted shares of common stock	-

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

	6 months ended June 30,
	2015	2014
Net revenue
Ancillary network	$11,347	$10,505
Urgent and primary care	5,026	1,598
Total net revenue	16,373	12,103

Net loss	$(7,020)	$(3,102)

Basic net (loss) per common share	$(1.03)	$(0.51)
Diluted net (loss) per common share	$(1.14)	$(0.51)

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

Below is a summary of accounts receivable as of June 30, 2015, and revenues for the six months ending June 30, 2015, for our urgent and primary care business.  We entered the urgent and primary care business in May 2014.

June 30, 2015
Accounts receivable	$2,616
Less:
Estimated allowance for uncollectible amounts	(1,538)
Accounts receivable, net	$1,078

June 30, 2015
Gross revenue	$10,119
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(5,093)
Net revenue	$5,026

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

If, however, we were to report our ancillary network revenues, net of provider payments rather than on a gross reporting basis, for the three and six months ended June 30, 2015, our net ancillary network revenues would have been $1.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2014, our net ancillary network revenues would have been approximately $1.6 million and $2.9 million, respectively.

For our ancillary network business, HealthSmart comprised a significant portion of our net revenue during the period ended June 30, 2015 and 2014. The following is a summary of the approximate amounts of our net revenue and accounts receivable attributable to HealthSmart as of the dates and for the periods presented:

		Period ended June 30, 2015					Period ended June 30, 2014
	As of June 30, 2015	Three months		Six months		As of June 30, 2014	Three months		Six months
	Accounts Receivable	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HealthSmart Preferred Care II, L.P.	$557	$2,056	25%	$3,873	23%	$1,029	$2,312	39%	$3,544	32%

We maintain an allowance for uncollectible receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims. While we are able to process a claim and estimate the cash we will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim. We record an allowance against revenue to better estimate collectability. Provisions for refunds recorded were approximately $(174,000) and $53,000 for the three-month periods ended June 30, 2015 and 2014, respectively. The allowance was approximately $125,000 and $341,000 at June 30, 2015 and 2014, respectively.

6.  Capital and Operating Lease Obligations

 The following is a schedule of the future required payments under our lease agreements in effect at June 30, 2015:

	Capital Leases	Operating Leases	Total
2015 (remaining 6 months)	$145	$440	$585
2016	299	879	1,178
2017	287	766	1,053
2018	276	651	927
2019	273	585	858
Thereafter	2,898	827	3,725
Total minimum lease payments	4,178	$4,148	$8,326
Less amount representing interest	(2,354)
Present value of net minimum obligations	1,824
Less current obligation under capital lease	126
Long-term obligation under capital lease	$1,698

7.   Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

On July 30, 2014, we entered into a credit agreement with Wells Fargo providing for a $5,000,000 revolving line of credit.  On December 4, 2014, we entered into a second credit agreement with Wells Fargo Bank, providing for a $6,000,000 revolving line of credit.  We refer to these two agreements as our credit agreements.  Our obligation to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time.  The July 30, 2014 credit agreement matures on June 1, 2016, and all borrowings under this credit agreement are due and payable on that date.  On August 12, 2015, we increased the line of credit under the December 4, 2014 credit agreement from $6,000,000 to $7,000,000 and extended the maturity date to October 1, 2016, and all borrowings under the December 2014 credit agreement are due and payable on that date. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries.  The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock at $2.71 per share in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock at $1.70 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

As of June 30, 2015, we had outstanding borrowings of $5,000,000 under our July 2014 credit agreement and $4,500,000 under our December 2014 credit agreement. The amount outstanding under our July 2014 credit agreement was recorded as a current liability on our consolidated balance sheet as of June 30, 2015. Based on the extension of the December 2014 credit agreement to October 2016 subsequent to quarter end, the $4.5 million outstanding balance has been reclassified to long-term on our consolidated balance sheet. Substantially all of the borrowings under the credit agreements were used to finance acquisition activity, fund losses, and $200,000 was used to secure a bond required by a state license for the network business.  The weighted-average interest rate on these borrowings was 1.94% as of June 30, 2015.

Promissory Notes and Notes Payable

The following is a summary of all Company debt as of June 30, 2015:

Revolving line of credit	$9,500
Promissory notes, related to acquisitions	747
Total debt	10,247
Less current maturities	5,576
Long-term debt	$4,671

Outstanding debt balances as of June 30, 2015 mature, adjusted for subsequent extension, as follows: 2015 (remaining 6 months) - $466,000; 2016 - $9,762,000; 2017 - $19,000.

8. Intangible Assets

Intangible assets and related accumulated amortization consists of the following as of the dates presented:

	June 30, 2015	December 31, 2014
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$972	$972
Accumulated amortization	(144)	(47)
Intangible asset impairment*	(520)	-
Urgent and primary care intangibles, net	308	925

Gross carrying amount of ancillary intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,901)	(1,837)
Ancillary intangibles, net	448	512
Total intangibles, net	$756	$1,437

* At the time we purchased one of our urgent and primary care centers, we allocated $600,000 of the purchase price to a contract held by the acquired center that related to non-urgent care services. During the quarter ended June 30, 2015 we suspended our provision of services under that contract and have recorded a one-time impairment charge of $520,000 relating to the unamortized balance of that intangible asset.

Total amortization expense related to intangibles was approximately $80,000 and $37,000 during the three-month periods ended June 30, 2015 and 2014, respectively.   The patient relationships and contracts are being amortized using the straight-line method over their estimate useful lives of five (5) years.  The ancillary provider network is being amortized using the straight-line method over its expected useful life of 15 years.  Experience-to-date is that approximately 2% - 8% annual turnover or attrition of provider contracts occurs each year.  The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.

Estimated annual amortization expense relating to intangibles is as follows:

Years ending December 31,	Urgent and Primary Care	Ancillary Care Services	Total
2015 (remaining 6 months)	$38	$64	$102
2016	74	128	202
2017	74	128	202
2018	74	128	202
2019	48	-	48
Total	$308	$448	$756

9.  Warrants

The Company had 1,782,222 and 22,222 outstanding warrants to purchase common stock as of June 30, 2015 and June 30, 2014, respectively. 1,760,000 of those warrants, at June 30, 2015, are considered derivative warrants because they contain exercise-price adjustment features. The remaining 22,222 warrants that were outstanding as of June 30, 2015 and 2014 were non-derivative warrants, which expire on February 1, 2017 and have an exercise price of $1.50 per share of common stock.

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

Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on June 1, 2016.  During the three months and six months ended June 30, 2015, we recognized $195,000 and $388,000, of amortization expense, respectively, on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as interest expense on the Company's statement of operations. On December 31, 2014 and June 30, 2015, the warrants were adjusted to their estimated fair value of $1,410,000 and $872,000, respectively. The Company's statement of operations for the three months and six months ended June 30, 2015 include unrealized gains included in interest expense of $578,000 and $538,000, respectively. The unrealized gains correspond with the decrease in the warrant liability since March 31, 2015 and December 31, 2014, respectively.

The warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are only applicable if a private offering is closed at a price below the warrant exercise price ($3.15) before a public offering is closed for at least $10,000,000. In the June 30, 2015 calculation, we assumed that there was a 25% probability that the Company would close a private stock offering in the remainder of 2015 that is not preceded by a material public offering. If the market price of the Company's stock was less than the warrants' exercise price on the date of a private stock offering, we assumed that the warrants' exercise price would be reduced, and the number of shares purchasable by warrant holders would increase, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	June 30, 2015	December 31, 2014
Stock price	$1.72	$2.90
Volatility	80.0%	72.5%
Risk-free interest rate	1.32%	1.65%
Exercise price	$3.15	$3.15
Expected life (years)	4.33	4.83
Dividend yield	0%	0%
Private stock offering %	25%	15%
Public stock offering %	70%	80%
Equity raise time period	3rd Quarter 2015	4th Quarter 2015

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

Deferred loan fees, an asset on our balance sheet, is being amortized over the life of the line of credit agreement, which expires on June 1, 2016.   During the three months and six months ended June 30, 2015, we recognized $277,000 and $553,000 of amortization expense, respectively, on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period.  Increases (decreases) in the warrant liability are reported as interest expense on our statement of operations. On December 31, 2014 and June 30, 2015, the warrants were adjusted to their estimated fair value of $1,790,000 and $999,000, respectively. The Company's statement of operations for the three months and six months ended June 30, 2015 include unrealized gains included in interest expense of $651,000 and $791,000, respectively. The unrealized gains correspond with the decrease in the warrant liability since March 31, 2015 and December 31, 2014, respectively.

The warrants' fair value was calculated using the binomial options-pricing model.  Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are applicable if either a public or private offering is closed at a price below the warrant exercise price ($2.71).  In the June 30, 2015 calculation, we assumed that there was a 100% probability that the Company would close a public or private stock offering in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of a stock offering, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements.  Additional assumptions we used in our valuation calculations were as follows:

	June 30, 2015	December 31, 2014
Stock price	$1.72	$2.90
Volatility	80.0%	72.5%
Risk-free interest rate	1.32%	1.65%
Exercise price	$2.71	$2.71
Expected life (years)	4.43	4.93
Dividend yield	0%	0%

The following table summarizes the derivative warrant activity since December 31, 2014:

	Weighted- Average Exercise Price	Warrants Outstanding December 31, 2014	Warrants Issued in 2015	Warrants Outstanding June 30, 2015
Warrants issued July 30, 2014	$3.15	800	-	800
Warrants issued December 4, 2014	$2.71	960	-	960
Total	$2.91	1,760	-	1,760

The following table summarizes the changes in the derivative warrants' fair values since December 31, 2014:

	Warrants Issued on July 30, 2014	Warrants Issued on December 4, 2014	Total
Fair value of outstanding warrants as of December 31, 2014	$1,410	$1,790	$3,200
Change in fair value of warrants through 2nd Quarter 2015	(538)	(791)	(1,329)
Fair value of outstanding warrants as of June 30, 2015	$872	$999	$1,871

10.  Segment Reporting

We operate in two segments, urgent and primary care and ancillary network.  We evaluate performance based on several factors, of which the primary financial measure for each segment is operating income.  We define segment income for our business segments as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, intangible asset impairment, non-cash stock-based compensation expense, shared service expenses, severance charges and any non-recurring costs.  Shared services primarily consist of compensation costs for the executive management team, facilities' costs for our corporate headquarters, support services such as finance and accounting, human resources, legal, marketing and information technology and general administration.  Shared services also include transactional costs.

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective periods are as follows:

	Three months ended June 30,
	2015				2014
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$2,354	$5,604	$-	$7,958	$474	$5,497	$-	$5,971
Total segment income (loss)	(795)	340	(1,610)	(2,065)	71	242	(1,300)	(987)

Additional Segment Disclosures:
Interest expense	70	-	23	93	13	-	-	13
Gain on warrant liability, net of deferred loan fees amortization	(568)	-	(189)	(757)	-	-	-	-
Depreciation and amortization expense	151	141	-	292	41	174	-	215
Income tax expense	-	-	-	-	-	4	-	4
Total asset expenditures	19	-	29	48	-	85	-	85

	Six months ended June 30,
	2015				2014
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$5,026	$11,347	$-	$16,373	$474	$10,505	$-	$10,979
Total segment income (loss)	(1,245)	450	(3,638)	(4,433)	71	75	(2,215)	(2,069)

Additional Segment Disclosures:
Interest expense	132	-	44	176	13	-	-	13
Gain on warrant liability, net of deferred loan fees amortization	(291)	-	(97)	(388)	(4)	-	-	(4)
Depreciation and amortization expense	300	283	-	583	41	352	-	393
Income tax expense	-	6	-	6	-	1	-	1
Total asset expenditures	19	-	119	138	-	196	-	196

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total segment loss	$(2,065)	$(987)	$(4,433)	$(2,069)
Less:
Severance charges	346	-	346	108
Ancillary network prepaid write-off	487	-	487	-
Depreciation and amortization expense	292	215	583	393
Non-cash stock-based compensation expense	256	123	403	197
Intangible asset impairment	520	-	520	-
Non-recurring professional fees	37	-	450	-
Operating loss	(4,003)	(1,325)	(7,222)	(2,767)
Bank interest expense	93	13	176	13
Gain on warrant liability, net of deferred loan fees amortization	(757)	-	(388)	(4)
Loss before income taxes	$(3,339)	$(1,338)	$(7,010)	$(2,776)

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

	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated
June 30, 2015	$12,137	$4,515	$1,117	$17,769
December 31, 2014	11,958	5,202	3,945	21,105

11.  Subsequent Events

On July 31, 2015, we entered into an asset purchase agreement with Medac Health Services, P.A., or Medac, and its shareholders to purchase certain assets used by Medac in the operation of its four urgent care centers in the greater Wilmington, North Carolina area. In connection with the purchase of the Medac assets, we will assume or enter into new leases for the four centers and then sublease them to Medac. The purchase price for the assets is $5,600,000, with $5,040,000 payable in cash at closing and the balance of $560,000 payable in the form of a promissory note with interest at 5% per annum and maturing 18 months after the closing. The asset purchase agreement provides that consummation of the transaction is subject to the satisfaction or waiver of certain conditions, including our receipt of financing in an amount no less than $5,600,000. In order to close this acquisition, we will require additional capital which we expect to raise through the offering discussed in Note 3.

On August 12, 2015 we amended the December 2014 credit agreement (a) to provide for $1,000,000 of additional borrowing capacity, and (b) to extend the maturity date to October 1, 2016.  In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock at $1.70 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to American CareSource Holdings, Inc. and its wholly owned subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented and should be read together with our financial statements and related notes included elsewhere in this report. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Overview

We engage in two lines of business: our urgent and primary care business and our ancillary network business.  Although we have been engaged in our ancillary network business for a number of years, with our entry into the urgent and primary care business and our management arrangement with HealthSmart Preferred Care II, L.P., or HealthSmart, we now focus primarily on our urgent and primary care business. We believe that urgent and primary care centers are and will continue to be an essential component of the effective delivery of healthcare services in the United States. Accordingly, our resources are focused on the growth of that line of business.

Our Urgent and Primary Care Business

In early May 2014, we announced our entry into the urgent and primary care market.  During the remainder of 2014, we, through our wholly-owned subsidiaries, consummated five transactions resulting in our acquisition of ten urgent and primary care centers, three of which are located in Georgia, two in Florida, three in Alabama and two in Virginia.

Our healthcare centers offer a wide array of services for non-life-threatening medical conditions. We strive to improve access to quality medical care by offering extended hours and weekend service primarily on a walk-in basis. Our centers offer a broad range of medical services that generally fall within the urgent care, primary care, family care, and occupational medicine classifications. Specifically, we offer non-life-threatening, out-patient medical care for the treatment of acute, episodic, and some chronic medical conditions. When hospitalization or specialty care is needed, referrals to appropriate providers are made.

Patients typically visit our centers on a walk-in basis when their condition is not severe enough to warrant an emergency visit or when treatment by their primary care provider is inconvenient. We also attempt to capture follow-up, preventative and general primary care business after walk-in visits. The services provided at our centers include, but are not limited to, the following:

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

Our patient volume, and therefore our revenue, is sensitive to seasonal fluctuations in urgent and primary care activity. Typically, winter months tend to be busier as we see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks can vary dramatically.  Additionally, as consumers shift towards high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred. Our inability to collect the full patient liability portion of the bill at the time of service may lead to an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

We intend to grow our urgent and primary care business through the acquisition of new centers, by improving patient volume of overall performance in our existing centers, and by developing new centers in strategic areas located in the eastern and southeastern United States.

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

On October 1, 2014, we entered into a management services agreement with HealthSmart.  Under the management services agreement, HealthSmart manages the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart.  As a result of this arrangement, we no longer employ the workforce of our ancillary network business.   Under the management services agreement, HealthSmart operates our ancillary network business for a management fee equal to the sum of (a) 35% of the net profit derived from operation of our ancillary network business, plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  For purposes of the fee calculation, the term "net profit" means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services.  Any remaining net profit accrues to us.  During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent.  The initial term of the management services agreement is three years, and it renews annually thereafter for one-year terms unless either party gives notice of termination at least 90 days prior to the end of the then-current term.

Our management services agreement with HealthSmart provides that at any time after October 1, 2016 and during the remaining term of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management services agreement. As of June 30, 2015, the aggregate net profit received by us since the beginning of the management services agreement was approximately $1.1 million. Consummation of the transaction will be subject to the satisfaction of certain material conditions, currently including stockholder approval of the sale. The purchase price is to be payable by HealthSmart as follows: Within 30 days following each calendar month after the closing, HealthSmart will be obligated to pay to us 65% of the net profit derived from the operation of the ancillary network business minus 120% of all direct and documented operating expenses and liabilities actually paid by HealthSmart during such calendar month in connection with operating the ancillary network business until the purchase price is paid in full. In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line following completion of that transaction. If the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then re-assume management of that line of business, seek to sell that business on the most favorable terms we are able to obtain or phase out that line of business.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands) (certain prior quarter amounts have been reclassified for comparability purposes):

	June 30, 2015				June 30, 2014				Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$2,354	$5,604	$-	$7,958	$474	$5,497	-	$5,971	$1,987	33%
Operating expenses:
Ancillary network provider payments	-	4,137	-	4,137	-	3,880	-	3,880	257	7%
Ancillary network administrative fees	-	194	-	194	-	307	-	307	(113)	-37%
Ancillary network other operating costs	-	933	-	933	-	-	-	-	933	N/A
Ancillary network prepaid write-off	-	487	-	487	-	-	-	-	487	N/A
Salaries, wages, benefits and taxes	1,744	-	1,224	2,968	265	825	605	1,695	1,273	75%
Other operating expenses	1,405	-	1,025	2,430	138	270	791	1,199	1,231	103%
Intangible asset impairment	520	-	-	520	-	-	-	-	520	N/A
Depreciation and amortization	151	141	-	292	41	174	-	215	77	36%
Total operating expenses	$3,820	$5,892	$2,249	$11,961	$444	$5,456	$1,396	$7,296	$4,665	64%

Operating income (loss)	$(1,466)	$(288)	$(2,249)	$(4,003)	$30	$41	$(1,396)	$(1,325)	$(2,678)	202%

Interest expense:
Interest expense				93				13	80
Gain on warrant liability, net of deferred loan fees amortization				(757)				-	(757)
Total interest expense				(664)				13	(677)	-5208%
Loss before income taxes				$(3,339)				$(1,338)	$(2,001)	150%

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $1,466,000 during the three months ended June 30, 2015.  Because we entered the urgent and primary care business in May 2014, a comparison of the results for the second quarter of 2015 with those for the second quarter of 2014 would not be meaningful.  Contributing to the segment's operating loss in the second quarter of 2015 were, among other things, the following:

•	we experienced predictable declines in our quarterly patient volumes, and therefore revenue, due to the seasonality of the business;

•	we incurred expenses related to our integration of our ten centers, which were acquired at various dates between May and December 2014;

•	our Springville, Alabama center opened for business in October 2014, and we experienced customary start-up operating losses relating to the center;
•	two of our centers were underperforming at the time we acquired them, and our operational improvement efforts have yet to produce their expected results; and
•	we have yet to realize certain economies of scale we expect to realize.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. For the quarter ended June 30, 2015, our urgent and primary care business experienced, in the aggregate, approximately 20,000 patient visits which generated net revenues of approximately $2,354,000. We averaged 22 patient visits per day per center, resulting in average net revenue per patient visit of approximately $118 for the three months ended June 30, 2015. We define a patient visit as a billable patient encounter.

Salaries, Wages, Benefits and Taxes

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times.  Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the three-month period ended June 30, 2015, salaries, wages and associated benefits and taxes aggregated approximately 74% of net revenues. We monitor our center-level staffing to ensure staffing levels are sufficient, but not excessive, to meet expected patient demands. Management has implemented several cost reduction measures and is considering several others to further reduce compensation expense relative to revenues.

Other Operating Expenses

Other operating expenses primarily consist of facility and operating lease costs, medical and laboratory supplies, billing and collection fees, radiology overhead and laboratory fees, utilities, software licensing fees, premiums for medical malpractice and other insurance, and costs related to office administration and information technology. Also included in other operating expenses was approximately $416,000 of labor costs paid or payable to our contracted (not employed) medical professionals for the three months ended June 30, 2015.

For the three months ended June 30, 2015, other operating expenses were 60% of net revenue.

Intangible Asset Impairment

At the time we purchased one of our urgent and primary care centers, we allocated $600,000 of the purchase price to a contract held by the acquired center that related to non-urgent care services. During the quarter ended June 30, 2015 we suspended our provision of services under that contract and have recorded a one-time impairment charge of $520,000 relating to the unamortized balance of that intangible asset.

Our Ancillary Network Business

Our ancillary network business segment reported an operating income (loss) of $(288,000) and $41,000 for the three months ended June 30, 2015 and 2014, respectively.  During the quarter ended June 30, 2014, our shared services costs and expenses were included in the ancillary network business.  With our entry into the urgent and primary care business, these costs have been allocated to shared services, rather than to our two operating segments.

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

During the quarter ended June 30, 2015 net revenue from our ancillary network business increased 2%, compared to the same period in 2014.  Although revenue increased in the second quarter of 2015, we believe future declines in revenue are more likely than continued growth.

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

•	Provider payments. Provider payments represented 73.8% and 70.6% of revenues for the three months ended June 30, 2015 and 2014, respectively. The increase in the current year period is attributable in large part to payor clients utilizing more of our lower margin contracts.

•	Administrative fees. Administrative fees paid to clients as a percent of net revenue were 3.5% for the three-month period ended June 30, 2015 and 5.6% for the comparable period in 2014. The decrease in the current year period is due to a change in mix to clients with lower administrative fees.

Other Network Operating Costs

Ancillary network other operating costs amounted to $933,000 in the current year period.  This amount represents profit sharing and expense reimbursement amounts paid or payable to HealthSmart under our management services agreement. The majority of the operating costs were attributable to payroll expenses.  HealthSmart began managing our ancillary network business under our management services agreement on November 1, 2014, at which time HealthSmart hired substantially all our employees dedicated to our ancillary network business.

Network Prepaid Write-Off

During the first quarter of 2014 we advanced $500,000 to one of our ancillary network customers, which was to be withheld from future administrative fees earned by the customer. During the quarter ended June 30, 2015 the customer terminated its contract with us. Accordingly we have recorded a one-time charge of $487,000 to write-off the remaining balance of this asset that was recorded as prepaid expense and other non-current assets.

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

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in shared services. As of June 30, 2015 and 2014, shared services included 17 and 12 full-time employees, respectively.  Certain 2014 expenses were reclassified to conform to the 2015 shared services presentation.  Shared services expenses totaled $2,249,000 and $1,396,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.  The increase in the current year period in costs relates to the transition of the Company to owning and operating urgent and primary care centers, including significant professional fees resulting therefrom, and to establishing the infrastructure to accommodate future growth.  The Company expects to reduce professional fees significantly in subsequent quarters.

We reduced our operating costs during the quarter ended June 30, 2015 through a reduction in work force resulting in a one-time severance charge of $346,000. The severance charge was recorded in shared services other operating expenses. We believe this workforce reduction will reduce our quarterly operating expenses by approximately $250,000 beginning in the third quarter of 2015.

Interest Expense, Warrant Gain

We issued warrants to individuals who provide guarantees in connection with our credit agreements. The warrant fair value at date of grant has been capitalized as deferred loan fees and is being amortized over the term of credit agreement and a warrant liability was established. These warrants are considered derivative warrants because they contain exercise-price adjustment features. Accordingly, the warrant liability is adjusted to its fair market value at the end of each reporting period. For the quarter ended June 30, 2015, the gain due to change in warrant liability amounted to $1,229,000 and amortization of deferred loan fees amounted to $472,000, resulting in a positive income effect of $757,000.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands) (certain prior period amounts have been reclassified for comparability purposes):

	June 30, 2015				June 30, 2014				Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$5,026	$11,347	$-	$16,373	$474	$10,505	-	$10,979	$5,394	49%
Operating expenses:
Ancillary network provider payments	-	8,468	-	8,468	-	7,633	-	7,633	835	11%
Ancillary network administrative fees	-	524	-	524	-	527	-	527	(3)	-1%
Ancillary network other operating costs	-	1,905	-	1,905	-	-	-	-	1,905	N/A
Ancillary network prepaid write-off	-	487	-	487	-	-	-	-	487	N/A
Salaries, wages, benefits and taxes	3,650	-	2,126	5,776	265	1,804	1,013	3,082	2,694	87%
Other operating expenses	2,621	-	2,711	5,332	138	524	1,449	2,111	3,221	153%
Intangible asset impairment	520	-	-	520	-	-	-	-	520	N/A
Depreciation and amortization	300	283	-	583	41	352	-	393	190	48%
Total operating expenses	$7,091	$11,667	$4,837	$23,595	$444	$10,840	$2,462	$13,746	$9,849	72%

Operating income (loss)	$(2,065)	$(320)	$(4,837)	$(7,222)	$30	$(335)	$(2,462)	$(2,767)	$(4,455)	161%

Interest expense:
Interest expense				176				9	167
Gain on warrant liability, net of deferred loan fees amortization				(388)				-	(388)
Total interest expense				(212)				9	(221)	-2456%
Loss before income taxes				$(7,010)				$(2,776)	$(4,234)	153%

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $2,065,000 during six months ended June 30, 2015. Because we entered the urgent and primary care business in May 2014, a comparison of the results for the six months ended June 30, 2015 with those for the six months ended June 30, 2014 would not be meaningful.

Net Revenues

For the six months ended June 30, 2015, our urgent and primary care business experienced, in the aggregate, approximately 43,000 patient visits which generated net revenues of approximately $5,026,000. We averaged 24 patient visits per day per center, resulting in average net revenue per patient visit of approximately $117 for the six months ended June 30, 2015.

Salaries, Wages, Benefits and Taxes

Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the six months ended June 30, 2015, salaries, wages and associated benefits and taxes aggregated approximately 73% of net revenue.

Other Operating Expenses

Other operating expenses primarily consist of facility and operating lease costs, medical and laboratory supplies, radiology and laboratory fees, utilities, medical malpractice and other insurance, office and information technology. For the six months ended June 30, 2015, other operating expenses were 52% of net revenue. Also included in other operating expenses was approximately $681,000 of labor costs paid or payable to our contracted (not employed) medical professionals for the six months ended June 30, 2015.

Intangible Asset Impairment

At the time we purchased one of our urgent and primary care centers, we allocated $600,000 of the purchase price to a contract held by the acquired center that related to non-urgent care services. During the six months ended June 30, 2015 we suspended our provision of services under that contract and have recorded a one-time impairment charge of $520,000 relating to the unamortized balance of that intangible asset.

Our Ancillary Network Business

Our ancillary network business segment reported operating losses of $320,000 and $335,000 for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2014, shared service cost and expenses were included in the ancillary network business.  These costs have been reclassified to shared services to conform to the current year segment reporting presentation.

Net Revenues

During the six months ended June 30, 2015, net revenue increased 8%. Although revenue increased in the six months ended June 30, 2015 we believe future declines in revenue are more likely than continued growth.

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

•	Provider payments. Provider payments represent 74.6% and 72.7% of revenues for the six months ended June 30, 2015 and 2014, respectively. The increase is attributable in large part to payor clients utilizing more of our lower margin contracts.

•	Administrative fees. Administrative fees paid to clients as a percent of net revenue were 4.6% for the six-month period ended June 30, 2015 and 5.0% for the comparable period in 2014. The decrease is due to a change in mix to clients with lower administrative fees.

Other Operating Costs

Ancillary network other operating costs amounted to $1,905,000 for the six months ended June 30, 2015. This amount represents profit sharing and expense reimbursement amounts paid or payable to HealthSmart under the management services agreement. The majority of the operating costs were attributable to payroll expenses. HealthSmart began managing our ancillary network business under our management services agreement on November 1, 2014, at which time HealthSmart hired substantially all our employees dedicated to our ancillary network business.

Network Prepaid Write-Off

During the first quarter of 2014 we advanced $500,000 to one of our ancillary network customers, which was to be withheld from future administrative fees earned by the customer. During the six months ended June 30, 2015 the customer terminated its contract with us. Accordingly we have recorded a one-time charge of $487,000 to write-off the remaining balance of this asset that was recorded as prepaid expense and other non-current assets.

Shared Services

As of June 30, 2015, shared services included 17 full-time employees compared to 12 at June 30, 2014. Certain expenses for the six months ended June 30, 2014 were reclassified to conform to the shared services presentation for the six months ended June 30, 2015.  Shared services expenses totaled $4,837,000 and $2,462,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.  The increase was primarily due to the expansion of our infrastructure to operate and grow our urgent and primary care business, including interim staffing and accounting costs related to personnel changes and relocation of our corporate office to Atlanta, Georgia.

Interest Expense, Warrant Gain

We issued warrants to individuals who provide guarantees in connection with our credit agreements. The warrant fair value at date of grant has been capitalized as deferred loan fees and is being amortized over the term of credit agreement and a warrant liability was established. These warrants are considered derivative warrants because they contain exercise-price adjustment features. Accordingly, the warrant liability is adjusted to its fair market value at the end of each reporting period. For the six months ended June 30, 2015, the gain due to change in warrant liability amounted to $1,329,000 and amortization of deferred loan fees amounted to $941,000, resulting in a positive income effect of $388,000.

Liquidity and Capital Resources

We had negative working capital of $7,201,000 at June 30, 2015 compared to negative working capital of $1,181,000 at December 31, 2014.  The increase in negative working capital in the six months ended June 30, 2015 was due to additional operating losses.  We expect to generate additional operating losses until we acquire or develop sufficient centers to generate positive operating income.  The table below reconciles the loss before income taxes to the net decrease in cash for the six months ended June 30, 2015.

Six months ended June 30, 2015
Loss before income taxes	$(7,010)
Borrowings under line of credit	4,784
Depreciation and amortization	583
Non-cash stock-based compensation expense	403
Other	711
Decrease in cash	$(529)

Our cash and cash equivalents balance decreased to approximately $491,000 as of June 30, 2015 compared to $1,020,000 at December 31, 2014.  Our available borrowing capacity under existing lines of credit was $1,500,000 and $6,284,000 at June 30, 2015 and December 31, 2014, respectively.  At August 14, 2015 our available borrowing capacity was $1,000,000 as a result of the August 12, 2015 increase in the line of credit under our December 2014 credit agreement discussed below.

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

Borrowings under the July 2014 credit agreement are also secured by guarantees provided by our Chairman and acting Chief Executive Officer and another director of the Company and two stockholders who were not officers or directors of the Company. On July 30, 2014, we issued warrants to the guarantors to purchase an aggregate of 800,000 shares of our common stock at $3.15 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.

To further our ability to execute our strategy of acquiring urgent care and primary care facilities and operations, on December 4, 2014, we entered into the December 2014 credit agreement with Wells Fargo providing for a $6,000,000 line of credit. Our obligation to repay advances under the December 2014 credit agreement is evidenced by a credit note, with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. On August 12, 2015 we increased the line of credit to $7,000,000 and extended the maturity date to October 1, 2016, and all borrowings are due and payable on that date.

The obligations under the July 2014 credit agreement and the December 2014 credit agreement and the credit notes are secured by all the assets of the Company and its subsidiaries. The credit agreements include customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the December 2014 credit agreement are secured by guarantees provided by two directors of the Company and a third party who is not an officer, director or stockholder of the Company. On December 4, 2014, we issued warrants to the guarantors to purchase an aggregate of 960,000 shares of our common stock at $2.71 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock at $1.70 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

As of June 30, 2015, we had outstanding borrowings of $5,000,000 and $4,500,000, under our July 2014 and December 2014 credit agreements, respectively. As of June 30, 2015, the weighted-average interest rate on these borrowings was 1.94%.  The July 2014 credit agreement matures on June 1, 2016, and the December 2014 credit agreement matures on October 1, 2016.

In connection with the acquisitions of our urgent and primary care centers in 2014, our  wholly-owned subsidiaries issued promissory notes to the sellers in the transactions in the aggregate original principal amount of $1,500,000, as follows:

ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, issued a promissory note in the principal amount of $500,000 to CorrectMed, LLC and other sellers.  The note provided for simple interest at a fixed rate of 5% per annum, matured on May 8, 2015 and the full amount due thereunder has been paid.

ACSH Urgent Care of Florida, LLC issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016.  The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. The third promissory note in the principal amount of $300,000 is noninterest bearing and is due and payable in 30 equal monthly installments of $10,000 each, beginning on September 30, 2014.

ACSH Urgent Care Holdings, LLC issued a promissory note in the principal amount of $150,000 to Jason Junkins, M.D. The note is guaranteed by American CareSource Holdings, Inc. and is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date, September 12, 2014.

ACSH Georgia issued a promissory note in the amount of $100,000 to Han C. Phan, M.D. and Thinh D. Nguyen, M.D. The note matures on the one-year anniversary of the closing date, October 31, 2014.

ACSH Urgent Care of Virginia, LLC issued a promissory note in the principal amount of $50,000 to Stat Medical Care, P.C. (d/b/a Fair Lakes Urgent Care Center) and William and Teresa Medical Care, Inc. (d/b/a Virginia Gateway Urgent Care Center). The note bears simple interest at a fixed rate of 5% annum, matures on December 31, 2015, and is subject to a working capital adjustment as set forth in the purchase agreement.

On July 31, 2015, our wholly owned subsidiary, ACSH Medical Management, LLC, or ACSH Management, entered into an asset purchase agreement with Medac Health Services, P.A., or Medac, and its shareholders to purchase certain of the assets, including Medac's accounts receivable, used by Medac in the operation of its four urgent care centers in the greater Wilmington, North Carolina area. In connection with the purchase of these assets, we will assume or enter into new leases for the four centers and then sublease them to Medac. The purchase price for the assets is $5,600,000, with $5,040,000 payable in cash at closing and the balance of $560,000 payable in the form of a promissory note with interest at 5% per annum and maturing 18 months after the closing. The asset purchase agreement provides that consummation of the transaction is subject to the satisfaction or waiver of certain conditions, including ACHS Management having received financing in an amount no less than $5,600,000. We expect to use a portion of the proceeds of the offering discussed below to fund the purchase of the Medac assets and expect the transaction to close in the third quarter of 2015 shortly after the closing of the offering.

We have initiated efforts to raise additional equity capital during 2015.  On February 6, 2015 we filed a Form S-1 Registration Statement to sell additional shares of our common stock.  If the offering is fully subscribed, we will raise an additional $13,000,000 (less offering expenses), plus any proceeds we receive on account of the 15% over-allotment option we have granted to underwriters. With the anticipated net proceeds from the offering along with the remaining borrowing capacity under the December 2014 credit agreement, we believe our cash resources will be sufficient to satisfy our liquidity requirements, including funding the purchase the Medac assets, until the first quarter of 2016. We expect to raise additional capital later this year or in early 2016 to fund our operations, to repay indebtedness and to facilitate the expansion of our urgent and primary care business. We may raise such capital through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities will likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans, which would have a material adverse impact on our business prospects and results of operations.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Statements in this Management's Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding the revenues in our ancillary network business, acquiring the Medac assets, using of a portion of offering proceeds to fund the purchase of the Medac assets, raising additional equity capital in 2015, our cash on hand, borrowings, and proceeds from financings being sufficient to meet our anticipated needs until the first quarter of 2016, raising additional capital later in 2015 or in early 2016 and expense reductions.  Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, our ability to attract or maintain patients, clients or providers or achieve our financial results, changes in national healthcare policy, federal or state regulation, and/or rates of reimbursement, including without limitation due to the impact of the Patient Protection and Affordable Care Act, Health Care and Educational Affordability Reconciliation Act and medical loss ratio regulations, general economic conditions (including economic downturns and increases in unemployment), the Company's ability to successfully implement our growth strategy for the urgent and primary care business, the Company's ability to identify and acquire target centers, increased competition in the urgent care and primary care market, the Company's ability to recruit and retain qualified physicians and other healthcare professionals, reduction in reimbursement rates from governmental payors, lower than anticipated demand for services, pricing, market acceptance or preference, changes in the business relationship with significant clients, term expirations of contracts with significant clients, increased competition, the Company's inability to maintain a network of ancillary service providers that is adequate to generate significant claims volume, increased competition in the ancillary network business, the Company's inability to manage growth, implementation and performance difficulties, and other risk factors detailed from time to time in the Company's periodic filings with the Securities and Exchange Commission. Except as otherwise required by law, the Company undertakes no obligation to update or revise these forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to permissive authority under Rule 305 of Regulation S-K, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Please refer to Item 9A “Controls and Procedures” in our Annual Report on Form 10K for the year ended December 31, 2014 for a complete description of our control deficiencies and our remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Status of Remediation Plan

We are training our new employees. We are also using outside consulting services when the scope and complexity of our internal control needs exceed our internal capabilities.

We expect to have addressed and fully remediated our significant deficiencies and material weaknesses by December 31, 2015, but we cannot assure you that our current remediation plan can resolve all of our material weaknesses. If not, we will need to implement additional remedial measures. Subsequent to quarter end, management is in the process of implementing new processes and controls over financial reporting to promote effective remediation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceeding described in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014 except as set forth below which relates to our planned acquisition of Medac:

We may be unable to complete our planned acquisition of certain assets of Medac Health Services, P.A., or Medac, on currently anticipated terms, or at all.

On July 31, 2015, we entered into an asset purchase agreement to acquire certain assets of Medac. The agreement provides that the transaction will close, if at all, by October 4, 2015. The total consideration for the acquisition is $5,600,000, subject to certain adjustments set forth in the asset purchase agreement. We plan to finance the acquisition with a portion of the proceeds from a public equity offering, which we anticipate closing in September 2015. If we do not successfully complete this offering, or if we raise an amount less than $5,600,000, we may be unable to complete the acquisition on currently anticipated terms, or at all, which could have a material adverse effect on our results from operation, financial condition and the trading price of our common stock.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated American CareSource Holdings, Inc. 2009 Equity Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 14, 2015	By:	/s/ John Pappajohn
John Pappajohn
Acting Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2015	By:	/s/ Anthony R. Levinson
Anthony R. Levinson
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amended and Restated American CareSource Holdings, Inc. 2009 Equity Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

