Form 10-Q
period 2015-09-30
American CareSource Holdings, Inc.
filed 2015-11-16
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☒

Explanatory Note: As of the date of this Quarterly Report on Form 10-Q, the Registrant has submitted electronically and posted on its corporate website every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T for the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2015, there were 6,954,293 outstanding shares of common stock of the registrant.

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$197	$1,020
Accounts receivable	2,969	4,204
Prepaid expenses and other current assets	775	612
Deferred income taxes	6	6
Total current assets	3,947	5,842

Property and equipment, net	3,921	4,322

Other assets:
Deferred income taxes	12	12
Deferred loan fees, net	1,625	2,666
Deferred offering costs	310	225
Other non-current assets	104	488
Intangible assets, net	705	1,437
Goodwill	6,113	6,113
Total other assets	8,869	10,941
Total assets	$16,737	$21,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$5,000	$-
Due to ancillary network service providers	2,900	2,308
Due to HealthSmart, ancillary network	672	903
Accounts payable	944	762
Accrued liabilities	2,062	1,875
Current portion of long-term debt	351	989
Capital lease obligations, current portion	130	117
Total current liabilities	12,059	6,954

Long-term liabilities:
Lines of credit	5,800	4,716
Promissory notes and notes payable	-	312
Capital lease obligations	1,666	1,764
Warrant derivative liability	1,670	3,200
Other long-term liabilities	356	222
Total long term liabilities	9,492	10,214
Total liabilities	21,551	17,168

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 6,952 and 6,713 shares issued and outstanding in 2015 and 2014, respectively	69	67
Additional paid-in capital	26,188	25,731
Accumulated deficit	(31,071)	(21,861)
Total stockholders' equity (deficit)	(4,814)	3,937
Total liabilities and stockholders' equity (deficit)	$16,737	$21,105

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues:
Ancillary network	$4,293	$5,656	$15,640	$16,161
Urgent and primary care	2,225	1,107	7,251	1,581
Total net revenues	6,518	6,763	22,891	17,742
Operating expenses:
Ancillary network provider payments	3,130	3,929	11,598	11,562
Ancillary network administrative fees	275	278	799	805
Ancillary network other operating costs	1,080	-	2,985	-
Ancillary network prepaid write-off	-	-	487	-
Salaries, wages, contract medical professional fees and related expenses	2,493	2,406	8,331	5,513
Facility expenses	337	212	1,048	474
Medical supplies	225	66	623	93
Other operating expenses	1,183	1,265	5,344	3,063
Intangible asset impairment	-	-	520	-
Depreciation and amortization	274	235	857	628
Total operating expenses	8,997	8,391	32,592	22,138
Operating (loss)	(2,479)	(1,628)	(9,701)	(4,396)

Other (income) expense :
(Gain) on cancellation of acquisition promissory note	(289)	-	(289)	-
Interest expense:
Interest expense	101	28	277	37
(Gain)/loss on warrant liability, net of deferred loan fees amortization	(101)	24	(489)	24
Total other (income) expense and interest expense	(289)	52	(501)	61
Loss before income taxes	(2,190)	(1,680)	(9,200)	(4,457)
Income tax expense (benefit)	-	(226)	10	(225)
Net (loss)	$(2,190)	$(1,454)	$(9,210)	$(4,232)
Basic net loss per share	$(0.32)	$(0.22)	$(1.35)	$(0.67)
Diluted net loss per share	$(0.39)	$(0.22)	$(1.60)	$(0.67)
Basic weighted-average shares outstanding	6,921	6,745	6,847	6,290
Diluted weighted-average shares outstanding	6,921	6,745	6,887	6,290

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	6,713	$67	$25,731	$(21,861)	$3,937
Net loss	-	-	-	(9,210)	(9,210)
Stock-based compensation expense	-	-	426	-	426
Issuance of common stock upon exercise of equity incentive awards	34	-	33	-	33
Issuance of common stock upon conversion of restricted stock units	155	2	(2)	-	-
Issuance of restricted shares of common stock	50	-	-	-	-
Balance at September 30, 2015	6,952	69	26,188	(31,071)	(4,814)

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,210)	$(4,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	426	366
Intangible asset impairment	520	-
Depreciation and amortization	857	628
(Gain) loss on warrant liability, net of deferred loan fees amortization	(489)	24
Gain on cancellation of acquisition promissory note	(289)	-
Deferred income taxes	-	(227)
Change in deferred rent	134	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,235	(650)
Prepaid expenses and other assets	170	(235)
Due to ancillary network service providers	592	263
Due to HealthSmart, ancillary network	(231)	-
Accounts payable	175	391
Accrued liabilities	187	576
Net cash used in operating activities	(5,923)	(3,096)

Cash flows from investing activities:
Cost of acquisitions	-	(5,030)
Additions to property and equipment	(193)	(422)
Net cash used in investing activities	(193)	(5,452)

Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	33	2,000
Proceeds from borrowings under lines of credit	6,084	2,834
Principal payments on capital lease obligations	(85)	(14)
Principal payments on long-term debt	(661)	(17)
Offering costs, paid and deferred	(78)	-
Net cash provided by financing activities	5,293	4,803

Net decrease in cash and cash equivalents	(823)	(3,745)
Cash and cash equivalents at beginning of period	1,020	6,207
Cash and cash equivalents at end of period	$197	$2,462

Supplemental cash flow information:
Cash paid (received) for taxes, net of refunds	$(6)	$25
Cash paid for interest	280	36

Supplemental non-cash operating and financing activity:
Offering costs, unpaid and deferred	$7	$-
Reclassified property and equipment from prepaid expenses	$51	$-
Warrants issued as deferred financing costs	$347	$1,690
Debt issued as consideration in business combination	$-	$1,308

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

All of our centers are equipped with digital x-ray machines, electrocardiograph machines and basic laboratory equipment, and are generally staffed with a combination of licensed physicians, nurse practitioners, physician assistants, medical support staff, and administrative support staff. Our medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

We intend to grow our urgent and primary care business through the acquisition of new centers, by improving patient volume and overall performance in our existing centers, and by developing new centers in strategic areas located in the eastern and southeastern United States.

We believe that by offering affordable urgent care and primary care services to patients and their families at convenient times and locations, as well as easily accessible occupational health services to local employers, we are uniquely positioned to serve as a meaningful part of the solution to the United States’ ongoing healthcare problems.

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

Our management agreement with HealthSmart provides that at any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management arrangement, which as of September 30, 2015 was approximately $1,700,000. The purchase price is to be payable by HealthSmart solely out of the net profit it derives from the operation of the ancillary network business after consummation of the transaction. Consummation of the transaction will be subject to the satisfaction of certain material conditions, currently including stockholder approval of the sale.  Although HealthSmart’s option to purchase and our option to sell the ancillary network business do not become exercisable until October 1, 2016, we currently are in negotiations with HealthSmart to facilitate an earlier disposition at a price in the range of $2,500,000 to $4,000,000, which would be in addition to the $1,700,000 of net profit received by us since the beginning of the management arrangement. However, we cannot assure you such negotiations will result in us disposing of our legacy business within such price range, earlier than October 1, 2016 or at all.  If the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then either reassume management of that line of business, seek to sell the business on the most favorable terms we are able to obtain, or to wind-down that line of business.

3. Liquidity and Earnings (Loss) Per Share

Liquidity

We incurred losses from our investment in shared services to support planned growth in our urgent and primary care business segment and oversight of the network and ancillary business, the write-off of intangible assets, the payment and accrual of one-time severance charges, costs incurred to integrate our acquired urgent and primary care facilities, operating losses incurred by our urgent and primary care business segment as we implement changes to improve performance, and operating losses incurred in our network and ancillary network business. As a result of our recurring and nonrecurring losses, we used cash in our operations of $5.9 million and $3.1 million during the nine months ended September 30, 2015 and 2014, respectively.

We anticipate we will continue to experience negative cash flow, relating to our losses during the next 12 months, as we try to improve the operating performance of our existing urgent and primary care centers, expand our urgent and primary care segment and continue the operations of our ancillary network business. In addition, a portion of our outstanding indebtness to Wells Fargo becomes due and payable June 1, 2016. (See Note 7 - Lines of Credit, Promissory Notes, and Notes Payable - for further details).

Until we generate positive cash flows from operations, we will be dependent on our existing lines of credit and outside capital to fund our operations, fund planned and future acquisitions, and repay debt. At November 13, 2015, in addition to the $1,000,000 remaining under our revolving credit facility, we had funds of approximately $585,000 available for these needs.

We plan to seek to raise additional capital through public or private offerings of our common stock, debt financings, borrowings or a combination thereof.  To satisfy any immediate working capital needs, we plan to draw upon the remaining $1,000,000 of debt capacity under our revolving credit facility. (See Note 7 – Lines of Credit, Promissory Notes, and Notes Payable- for further details).

There are no assurances that we will be successful in further extending the maturity dates under our lines of credit, that our guarantors will agree to continue their obligations under their guarantees, or that we will be able to raise additional capital on terms acceptable to us, or at all.

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

Basic net (loss) and diluted net (loss) per share data were computed as follows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Numerator:
Net (loss) for basic earnings per share	$(2,190)	$(9,210)
Less gain on change in fair value of warrant liability	548	1,877
Net (loss) for diluted earnings per share	(2,738)	(11,087)
Denominator:
Weighted-average basic common shares outstanding	6,921	6,847
Assumed conversion of dilutive securities:
Common stock purchase warrants	117	66
Denominator for dilutive earnings per share - adjusted weighted-average shares	7,038	6,913

Basic net (loss) per share	$(0.32)	$(1.35)
Diluted net (loss) per share	$(0.39)	$(1.60)

The following table summarizes potentially dilutive shares outstanding as of September 30, 2015, which were excluded from the calculation due to being anti-dilutive:

2015
Common stock purchase warrants	22
Stock options	649
Restricted shares of common stock	50

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

	Nine months ended September 30,
	2015	2014
Net revenue
Ancillary network	$15,640	$16,161
Urgent and primary care	7,251	2,705
Total net revenue	22,891	18,866

Net loss	$(9,210)	$(4,556)

Basic net (loss) per common share	$(1.35)	$(0.75)
Diluted net (loss) per common share	$(1.48)	$(0.75)

On July 31, 2015, we entered into an asset purchase agreement with Medac Health Services, P.A., or Medac, and its shareholders to purchase certain assets used by Medac in the operation of its four urgent care centers in the greater Wilmington, North Carolina area. We refer to this transaction as the “Medac Asset Acquisition.” The purchase price for the assets is $5,600,000, with $5,040,000 payable in cash at closing and the balance of $560,000 payable in the form of a promissory note with interest at 5% per annum and maturing 18 months after the closing. The asset purchase agreement provides that consummation of the transaction is subject to the satisfaction or waiver of certain conditions, including our receipt of financing in an amount no less than $5,600,000. On October 20, 2015, we agreed, subject to certain customary conditions, to close the Medac Asset Acquisition no later than November 20, 2015 and provided a nonrefundable $150,000 deposit towards the purchase price. No assurance can be given that the proposed Medac Asset Acquisition will be consummated by November 20, 2015, on the terms and conditions set forth herein, or at all. (See Part II, Item 1A. Risk Factors - “We may be unable to complete our planned acquisition of certain assets of Medac on currently anticipated terms, or at all”).

During the quarter ended September 20, 2015, there was a measurement period adjustment to Stat Medical Care preliminary accounts receivable balance due to receipt of more accurate information regarding the accounts receivable balance as of the acquisition date. Accounts receivable was increased $69,000 and goodwill was decreased by the same amount.

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

Below is a summary of accounts receivable as of September 30, 2015, and revenues for the nine months ending September 30, 2015, for our urgent and primary care business.  We entered the urgent and primary care business in May 2014.

	September 30, 2015	December 31, 2014
Accounts receivable	$2,814	$2,434
Less:
Estimated allowance for uncollectible amounts	(1,728)	(847)
Accounts receivable, net	$1,086	$1,587

	September 30, 2015	September 30, 2014
Gross revenue	$14,356	$2,867
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(7,105)	(1,286)
Net revenue	$7,251	$1,581

During the quarter ended September 30, 2015, there was a measurement period adjustment to Stat Medical Care preliminary accounts receivable balance due to receipt of more accurate information regarding the accounts receivable balance as of the acquisition date. Accounts receivable was increased $69,000 and goodwill was decreased by the same amount.

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

Following are the key indicators that support our conclusion that we act as a principal when settling claims for service providers through our contracted service provider network:

●	The Company is the primary obligor in the arrangement. We have assessed our role as primary obligor as a strong indicator of gross reporting. We believe that we are the primary obligor in our transactions because we are responsible for providing the services desired by our payor clients. We have distinct, separately negotiated contractual relationships with our payor clients and with the ancillary healthcare providers in our networks. We do not negotiate "on behalf of" our payor clients and do not hold ourselves out as the agent of the payor clients when negotiating the terms of our ancillary healthcare service provider agreements. Our agreements contractually prohibit payor clients and service providers from entering into direct contractual relationships with one another. The payor clients have no control over the terms of our agreements with the service providers. In executing transactions, we assume key performance-related risks. The payor clients hold us responsible for fulfillment, as the provider, of all of the services the payor clients are entitled to under their contracts; payor clients do not look to the service providers for fulfillment. In addition, we bear the pricing/margin risk as the principal in the transactions. Because the contracts with the payor clients and service providers are separately negotiated, we have complete discretion in negotiating both the prices we charge our payor clients and the financial terms of our agreements with the service providers. Because our profit is the spread between the amounts received from the payor clients and the amount paid to the service providers, we bear significant pricing and margin risk. There is no guaranteed mark-up payable to us on the amount we have contracted. Thus, we bear the risk that amounts paid to the service provider will be greater than the amounts received from the payor clients, resulting in a loss or negative claim.

●	The Company has latitude in establishing pricing. As stated above, we are able to negotiate the price payable to us by our payor clients as well as the price to be paid to each contracted service provider. This type of pricing latitude indicates that we have the risks and rewards normally attributed to a principal in the transactions.

●	The Company changes the product or performs part of the services. We provide the benefits associated with the relationships we build with the payor clients and the services providers. While the parties could deal with each other directly, the payor clients would not have the benefit of our experience and expertise in assembling a comprehensive network of service providers, in claims management, reporting and processing and payment services, in performing network/needs analysis to assess the benefits to payor clients of adding additional/different service providers to the client payor-specific provider networks, and in credentialing network service providers.

●	The Company has complete discretion in supplier selection. We have complete discretion in supplier selection. One of the key factors considered by payor clients which engage us is to have the Company undertake the responsibility for identifying, qualifying, contracting with and managing the relationships with the ancillary healthcare service providers. As part of the contractual arrangement between us and our payor clients, the payors identify their obligations to their respective covered persons and then work with us to determine the types of ancillary healthcare services required in order for the payors to meet their obligations. We may select the providers and contract with them to provide services at its discretion.

●	The Company is involved in the determination of product or service specifications. We work with our payor clients to determine the types of ancillary healthcare services required in order for the payors to meet their obligations to their respective covered persons. In some respects, we are customizing the product through our efforts and ability to assemble a comprehensive network of providers for our payors that is tailored to each payor's specific needs. In addition, as part of our claims processing and payment services, we work with the payor clients, on the one hand, and the providers, on the other, to set claims review, management and payment specifications.

●	The supplier (and not the Company) has credit risk. We believe we have some level of credit risk, but that risk is mitigated because we do not remit payment to providers unless and until we have received payment from the relevant payor clients following our processing of a claim..

●	The amount that the Company earns is not fixed. We do not earn a fixed amount per transaction nor do we realize a per-person per-month charge for our services.

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

If, however, we were to report our ancillary network revenues, net of provider payments rather than on a gross reporting basis, for the three and nine months ended September 30, 2015, our net ancillary network revenues would have been $1,200,000 and $4,100,000, respectively. For the three and nine months ended September 30, 2014, our net ancillary network revenues would have been approximately $1,700,000 and $4,600,000, respectively.

For our ancillary network business, HealthSmart comprised a significant portion of our net revenue during the period ended September 30, 2015 and 2014. The following is a summary of the approximate amounts of our net revenue and accounts receivable attributable to HealthSmart as of the dates and for the periods presented:

		Period ended September 30, 2015					Period ended September 30, 2014
	As of September 30, 2015	Three months		Nine months ended		As of September 30, 2014	Three months		Nine months ended
	Accounts Receivable	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Accounts Receivable	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HealthSmart Preferred Care II, L.P.	$897	$2,048	48%	$5,921	38%	$876	$1,938	34%	$5,483	34%

We maintain an allowance for uncollectible receivables which primarily relates to payor refunds.  Refunds are paid to payors for overpayments on claims, claims paid in error, and claims paid for non-covered services.  In some instances, we will recoup payment made to the ancillary service provider if the claim has been fully resolved. Co-payments, deductibles and co-insurance payments can also impact the collectability of claims. While we are able to process a claim and estimate the cash we will receive from the payor for that claim, the presence of co-pays, deductibles and co-insurance payments can affect the ultimate collectability of the claim. We record an allowance against revenue to better estimate collectability. Provisions for refunds recorded were approximately $(30,000) and $55,000 for the three-month periods ended September 30, 2015 and 2014, respectively. The allowance was approximately $71,000 and $354,000 at September 30, 2015 and 2014, respectively.

6. Capital and Operating Lease Obligations

 The following is a schedule of the future required payments under our lease agreements in effect at September 30, 2015:

	Capital Leases	Operating Leases	Total
2015 (remaining 3 months)	$74	$233	$307
2016	299	879	1,178
2017	287	766	1,053
2018	276	651	927
2019	273	585	858
Thereafter	2,898	830	3,728
Total minimum lease payments	4,107	$3,944	$8,051
Less amount representing interest	(2,311)
Present value of net minimum obligations	1,796
Less current obligation under capital lease	130
Long-term obligation under capital lease	$1,666

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

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

As of September 30, 2015, we had outstanding borrowings of $5,000,000 under our July 2014 credit agreement and $5,800,000 under our December 2014 credit agreement. The amount outstanding under our July 2014 credit agreement was recorded as a current liability on our consolidated balance sheet as of September 30, 2015. Based on the extension of the December 2014 credit agreement to October 2016 subsequent to quarter end, the $5,800,000 outstanding balance has been reclassified to long-term on our consolidated balance sheet. Substantially all of the borrowings under the credit agreements were used to finance acquisition activity, fund losses, and $200,000, which is not currently available to be borrowed by us, was used to secure a bond required by a state license for the ancillary network business.  The weighted-average interest rate on these borrowings was 1.94% as of September 30, 2015.

Promissory Notes and Notes Payable

The following is a summary of all Company debt as of September 30, 2015:

Revolving line of credit	$10,800
Promissory notes, related to acquisitions	351
Total debt	11,151
Less current maturities	5,351
Long-term debt	$5,800

Outstanding debt balances as of September 30, 2015 mature as follows: 2015 (remaining 3 months) - $194,000; 2016 - $10,957,000.

In 2014, as part of the purchase consideration for one of our urgent and primary care acquisitions the Company issued a promissory note for $289,000 that was payable to a previous clinic seller in August 2015. During the quarter ended September 30, 2015 promissory note was cancelled and therefore, we have recorded a one-time gain of $289,000.

8. Intangible Assets

Intangible assets and related accumulated amortization consists of the following as of the dates presented:

	September 30, 2015	December 31, 2014
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$972	$972
Accumulated amortization	(163)	(47)
Intangible asset impairment*	(520)	-
Urgent and primary care intangibles, net	289	925

Gross carrying amount of ancillary intangibles:
Ancillary provider network	1,921	1,921
Software	428	428
	2,349	2,349
Accumulated amortization	(1,933)	(1,837)
Ancillary intangibles, net	416	512
Total intangibles, net	$705	$1,437

* At the time we purchased one of our urgent and primary care centers, we allocated $600,000 of the purchase price to a contract held by the acquired center that related to non-urgent care services. During the quarter ended June 30, 2015, we suspended our provision of services under that contract and have recorded a one-time impairment charge of $520,000 relating to the unamortized balance of that intangible asset.

Total amortization expense related to intangibles was approximately $51,000 and $48,000 during the three-month periods ended September 30, 2015 and 2014, respectively. The patient relationships and contracts are being amortized using the straight-line method over their estimated useful lives of five years. The ancillary provider network is being amortized using the straight-line method over its anticipated useful life of 15 years. Experience-to-date is that approximately 2% - 8% annual turnover or attrition of provider contracts occurs each year. The ancillary provider network is being accounted for on a pooled basis and the actual cancellation rates of provider contracts that were acquired are monitored for potential impairment or amortization adjustment, if warranted.

Estimated annual amortization expense relating to intangibles is as follows:

Years ending December 31,	Urgent and Primary Care	Ancillary Care Services	Total
2015 (remaining 3 months)	$19	$32	$51
2016	74	128	202
2017	74	128	202
2018	74	128	202
2019	48	-	48
Total	$289	$416	$705

9. Warrants

The Company had outstanding warrants to purchase 2,082,222 shares and 822,222 shares of our common stock as of September 30, 2015 and September 30, 2014, respectively. Warrants to purchase 2,060,000 of those shares at September 30, 2015 are considered derivative warrants because they contain exercise-price adjustment features. The remaining warrant to purchase 22,222 shares that was outstanding as of September 30, 2015 and 2014 is a non-derivative warrant, which expires on February 1, 2017, and has an exercise price of $1.50 per share of common stock.

July 30, 2014 Warrants

On July 30, 2014, we issued warrants to individuals who provided guarantees in connection with a $5,000,000 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 800,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. These warrants have anti-dilution provisions that could require some of the warrants' terms to change upon the occurrence of certain future events including the warrants' strike price and the number of shares that can be purchased by the warrant holders.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $3.15 per share, which was $0.01 per share higher than the closing market price of our common stock on July 30, 2014. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015. Holders of warrants representing substantially all of the shares issuable under the July 2014 warrants have waived any adjustment in the number of shares that could be purchased pursuant to their warrants as a result of the change in the strike price.

Because the warrants’ strike price is not fixed, the warrants are reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,420,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on June 1, 2016. During the three and nine months ended September 30, 2015, we recognized $194,000 and $582,000, of amortization expense, respectively, on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statement of operations. On December 31, 2014 and September 30, 2015, the warrants were adjusted to their estimated fair value of $1,410,000 and $622,000, respectively. The Company's statement of operations for the three and nine months ended September 30, 2015 include unrealized gains of $250,000 and $788,000, respectively.

The warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are only applicable if our common stock is issued in certain transactions at a price below the warrant exercise price ($1.46 as of September 30, 2015) before a public offering is closed for at least $10,000,000. In the September 30, 2015 calculation, we assumed that there was a 15% probability that the Company would issue common stock in at least one of those transactions in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	September 30, 2015	December 31, 2014
Stock price	$1.25	$2.90
Volatility	90.0%	72.5%
Risk-free interest rate	1.15%	1.65%
Exercise price	$1.46	$3.15
Expected life (years)	4.08	4.83
Dividend yield	0%	0%
Private stock offering %	15%	15%
Public stock offering %	80%	80%
Equity raise time period	4th Quarter 2015	4th Quarter 2015

December 4, 2014 Warrants

On December 4, 2014, we issued warrants to individuals who provided guarantees in connection with a $6,000,000 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 960,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. These warrants have anti-dilution provisions, under which the warrants' strike price could change if certain future events occur.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $2.71 per share, which was equal to the closing market price of our common stock on December 4, 2014. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015.

Because the warrants’ strike price is not fixed, the warrants are reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,660,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on October 1, 2016. During the three and nine months ended September 30, 2015, we recognized $203,000 and $756,000, of amortization expense, respectively, on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statement of operations. On December 31, 2014 and September 30, 2015, the warrants were adjusted to their estimated fair value of $1,790,000 and $787,000, respectively. The Company's statement of operations for the three months and nine months ended September 30, 2015 include unrealized gains of $212,000 and $1,003,000, respectively.

The warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are applicable if our common stock is issued in certain transactions at a price below the warrant exercise price ($1.46 as of September 30, 2015). In the September 30, 2015 calculation, we assumed that there was a 95% probability that the Company would issue common stock in at least one of those transactions in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	September 30, 2015	December 31, 2014
Stock price	$1.25	$2.90
Volatility	90.0%	72.5%
Risk-free interest rate	1.15%	1.65%
Exercise price	$1.46	$2.71
Expected life (years)	4.18	4.93
Dividend yield	0%	0%

August 12, 2015 Warrants

On August 12, 2015, we issued warrants to individuals who provided guarantees in connection with a $1,000,000 increase in, and extension of, our December 2014 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 300,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on August 12, 2020. These warrants have anti-dilution provisions, under which the warrants' strike price could change if certain future events occur. Some of the anti-dilution provisions of warrants issued to our officers and directors do not become effective unless and until they are approved by our stockholders.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $1.70 per share, which was equal to the closing market price of our common stock on August 12, 2015. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015.

Because the warrants’ strike price is not fixed, the warrants are reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $347,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on October 1, 2016. During the period ended September 30, 2015, we recognized $50,000 of amortization expense on this asset.

The warrant liability is adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statement of operations. In the September 30, 2015 calculation, we assumed that there was a 100% probability that any adjustment to the strike price, including the adjustment of the stock price to $1.46 per share, would be approved by stockholders. On September 30, 2015, the warrants were adjusted to their estimated fair value of $261,000. The Company's statement of operations for the three and nine months ended September 30, 2015 include an unrealized gain of $86,000. The unrealized gain corresponds with the decrease in the warrant liability since August 12, 2015.

The warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions are applicable if our common stock is issued in certain transactions at a price below the warrant exercise price ($1.46 as of September 30, 2015). In the September 30, 2015 calculation, we assumed that there was a 95% probability that the Company would issue common stock in at least one of those transactions in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. Additional assumptions we used in our valuation calculations were as follows:

	September 30, 2015	August 12, 2015
Stock price	$1.25	$1.70
Volatility	90.0%	82.5%
Risk-free interest rate	1.37%	1.52%
Exercise price	$1.46	$1.70
Expected life (years)	4.87	5
Dividend yield	0%	0%

The following table summarizes the derivative warrant activity since December 31, 2014:

	Weighted- Average Exercise Price		Warrants Outstanding December 31, 2014	Warrants Issued in 2015	Warrants Outstanding September 30, 2015
Warrants issued July 30, 2014	$1.46		800	-	800
Warrants issued December 4, 2014	$1.46		960	-	960
Warrants issued August 12, 2015	$1.46	*	-	300	300
Total	$1.46		1,760	300	2,060

* Assumes adjustment of strike price for warrants to the purchase 249,990 shares is approved by stockholders.

The following table summarizes changes in the derivative warrants' fair values since December 31, 2014:

	Warrants Issued on July 30, 2014	Warrants Issued on December 4, 2014	Warrants Issued on August 12, 2015	Total
Fair value of outstanding warrants as of December 31, 2014	$1,410	$1,790	$-	3,200
Fair value of outstanding warrants issued on August 12, 2015	-	-	347	347
Change in fair value of warrants through 3rd Quarter 2015	(788)	(1,003)	(86)	(1,877)
Fair value of outstanding warrants as of September 30, 2015	$622	$787	$261	$1,670

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

Consolidated statements of operations by segment for the respective periods are as follows:

	Three months ended September 30,
	2015				2014
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$2,225	$4,293	$-	$6,518	$1,107	$5,656	$-	$6,763
Total segment income (loss)	(416)	(192)	(1,484)	(2,092)	37	405	(1,638)	(1,196)

Additional Segment Disclosures:
Interest expense	76	-	25	101	28	-	-	28
(Gain)/loss on warrant liability, net of deferred loan fee amortization	(76)	-	(25)	(101)	18	-	6	24
Depreciation and amortization expense	122	152	-	274	81	154	-	235
Income tax expense (benefit)	1	(1)	-	-	-	1	(227)	(226)
Total asset expenditures	33	-	22	55	5,030	226	-	5,256

	Nine months ended September 30,
	2015				2014
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total
Net revenues	$7,251	$15,640	$-	$22,891	$1,581	$16,161	$-	$17,742
Total segment income (loss)	(1,661)	258	(5,122)	(6,525)	108	480	(3,853)	(3,265)

Additional Segment Disclosures:
Interest expense	208	-	69	277	37	-	-	37
(Gain)/loss on warrant liability, net of deferred loan fee amortization	(367)	-	(122)	(489)	18	-	6	24
Depreciation and amortization expense	422	435	-	857	122	506	-	628
Income tax expense (benefit)	1	9	-	10	-	2	(227)	(225)
Total asset expenditures	52	-	141	193	5,030	422	-	5,452

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total segment operating loss	$(2,092)	$(1,196)	$(6,525)	$(3,265)
Less:
Severance charges	51	-	397	108
Ancillary network prepaid write-off	-	-	487	-
Depreciation and amortization expense	274	235	857	628
Non-cash stock-based compensation expense	23	169	426	366
Intangible asset impairment	-	-	520	-
Non-recurring professional fees	39	28	489	28
Operating loss	(2,479)	(1,628)	(9,701)	(4,395)
Gain on cancellation of acquisition promissory note	(289)	-	(289)	-
Interest expense	101	28	277	37
(Gain)/loss on warrant liability, net of deferred loan fees amortization	(101)	24	(489)	24
Loss before income taxes	$(2,190)	$(1,680)	$(9,200)	$(4,456)

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

	Urgent and Primary Care	Ancillary Network	Shared Services	Consolidated
September 30, 2015	$11,685	$4,091	$961	$16,737
December 31, 2014	11,958	5,202	3,945	21,105

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

In keeping with the retail nature of the services we offer, we have initiated a rebranding campaign with our new tradename, GoNow Doctors. We believe our new name and logo will enable us to effectively market our services in our existing and target communities:

We intend to grow our urgent and primary care business through the acquisition of new centers, by improving patient volume of overall performance in our existing centers, and by establishing new centers in strategic areas located in the eastern and southeastern United States.

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

Our management services agreement with HealthSmart provides that at any time after October 1, 2016 and during the remaining term of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a price equal to $6,500,000 less the aggregate sum of net profit received by us since the beginning of the management services agreement. As of September 30, 2015, the aggregate net profit received by us since the beginning of the management services agreement was approximately $1,700,000. Consummation of the transaction will be subject to the satisfaction of certain material conditions, currently including stockholder approval of the sale. The purchase price is to be payable by HealthSmart as follows: Within 30 days following each calendar month after the closing, HealthSmart will be obligated to pay to us 65% of the net profit derived from the operation of the ancillary network business minus 120% of all direct and documented operating expenses and liabilities actually paid by HealthSmart during such calendar month in connection with operating the ancillary network business until the purchase price is paid in full. Although HealthSmart’s option to purchase and our option to sell the ancillary network business do not become exercisable until October 1, 2016, we currently are in negotiations with HealthSmart to facilitate an earlier disposition at a price in the range of $2,500,000 to $4,000,000, which would be in addition to $1,700,000 of net profit received by us since the beginning of the management arrangement. However, we cannot assure you such negotiations will result in us disposing of our legacy business within such price range, earlier than October 1, 2016 or at all. If the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to then re-assume management of that line of business, seek to sell that business on the most favorable terms we are able to obtain or wind down that line of business.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands) (certain prior quarter amounts have been reclassified for comparability purposes):

	Three Months
	September 30, 2015				September 30, 2014				Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$2,225	$4,293	$-	$6,518	$1,107	$5,656	$-	$6,763	$(245)	-4%
Operating expenses:
Ancillary network provider payments	-	3,130	-	3,130	-	3,929	-	3,929	(799)	-20%
Ancillary network administrative fees	-	275	-	275	-	278	-	278	(3)	-1%
Ancillary network other operating costs	-	1,080	-	1,080	-	-	-	-	1,080	N/A
Salaries, wages, contract medical professional fees and related expenses	1,800	-	693	2,493	781	793	832	2,406	87	4%
Facility expenses	254	-	83	337	89	-	123	212	125	59%
Medical supplies	225	-	-	225	66	-	-	66	159	241%
Other operating expenses	401	-	782	1,183	163	250	852	1,265	(82)	-7%
Depreciation and amortization	122	152	-	274	81	154	-	235	39	17%
Total operating expenses	$2,802	$4,637	$1,558	$8,997	$1,180	$5,404	$1,807	$8,391	$606	7%

Operating income (loss)	$(577)	$(344)	$(1,558)	$(2,479)	$(73)	$252	$(1,807)	$(1,628)	$(851)	52%

Other (income) expense:
Gain on cancellation of acquisition promissory note				(289)				-	(289)
Interest expense:
Interest expense				101				28	73
(Gain)/loss on warrant liability, net of deferred loan fee amortization				(101)				24	(125)
Total other (income) expense and interest expense				(289)				52	(341)	656%
Loss before income taxes				$(2,190)				$(1,680)	$(510)	30%

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $577,000 during the three months ended September 30, 2015.  Because we entered the urgent and primary care business in May 2014 and owned only two centers for the entire three-month period ended September 30, 2014, a comparison of the results for the third quarter of 2015 with those for the third quarter of 2014 would not be meaningful.  Contributing to the segment's operating loss in the third quarter of 2015 were, among other things, the following:

•	we experienced predictable declines in our quarter-over-quarter patient volumes, and therefore revenue, due to the seasonality of the business;
•	we incurred expenses in connection with our Medac Asset Acquisition;
•	we incurred expenses related to our integration of our ten centers, which were acquired at various dates between May and December 2014;
•	our Springville, Alabama center opened for business in October 2014, and we experienced customary start-up operating losses relating to the center;
•	two of our centers were underperforming at the time we acquired them, and our operational improvement efforts have yet to produce their expected results; and
•	we have yet to realize certain economies of scale we expect to realize.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. For the quarter ended September 30, 2015, our urgent and primary care business experienced, in the aggregate, approximately 21,000 patient visits which generated net revenues of approximately $2,225,000. We averaged 23 patient visits per day per center, resulting in average net revenue per patient visit of approximately $105 for the three months ended September 30, 2015. We define a patient visit as a billable patient encounter.

Salaries, Wages, Contract Medical Professional Fees, and Related Expenses

Salaries, wages and benefits primarily consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times. Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the three-month period ended September 30, 2015, salaries, wages, benefits, and taxes represented in the aggregate, approximately 81% of net revenues, which includes approximately $355,000 of labor costs paid or payable to our contracted (not employed) medical professionals for the three months ended September 30, 2015. We monitor our center-level staffing to ensure staffing levels are sufficient, but not excessive, to meet expected patient demands. Management has implemented several cost reduction measures and is considering several others to further reduce compensation expense relative to revenues.

Facility Expenses

Facility expenses consist of urgent and primary care centers' rent, property tax, insurance, utilities, telephone, and internet expenses. For the three months ended September 30, 2015, facility expenses were 11% of net revenue.

Medical Supplies

Medical supplies expenses consist of medical, pharmaceutical, and laboratory supplies used at our ten urgent and primary care center locations. For the three months ended September 30, 2015, medical supplies were 10% of net revenue.

Other Operating Expenses

Other operating expenses primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. For the three months ended September 30, 2015, other operating expenses were 18% of net revenue.

Our Ancillary Network Business

Our ancillary network business segment reported an operating income (loss) of $(344,000) and $252,000 for the three months ended September 30, 2015 and 2014, respectively.

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

During the quarter ended September 30, 2015, net revenue from our ancillary network business decreased 24%, compared to the same period in 2014.  We believe we will continue to experience declines in revenue in our ancillary network business segment.

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

•	Provider payments. Provider payments represented 73% and 69% of revenues for the three months ended September 30, 2015 and 2014, respectively.

•	Administrative fees. Administrative fees paid to clients as a percent of net revenue were 6% for the three-month period ended September 30, 2015 and 5% for the comparable period in 2014.

Other Network Operating Costs

Ancillary network other operating costs amounted to $1,080,000 in the current year period.  This amount represents profit sharing and expense reimbursement amounts paid or payable to HealthSmart under our management services agreement. The majority of the operating costs were attributable to payroll expenses in 2014 prior to the management services agreement.  HealthSmart began managing our ancillary network business under our management services agreement on November 1, 2014, at which time HealthSmart hired substantially all our employees dedicated to our ancillary network business.

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

In addition, all strategic functions, including but not limited to transactional activities and the related integration of the acquired businesses, are included in shared services. As of September 30, 2015 and 2014, shared services included 22 and 17 full-time employees, respectively.  Certain 2014 expenses were reclassified to conform to the 2015 shared services presentation.  Shared services expenses totaled $1,558,000 and $1,807,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.  The increase in the current-year period costs relates, among other things, to the transition of the Company to owning and operating urgent and primary care centers.

Interest Expense, Warrant Gain

We issued warrants to individuals who provide guarantees in connection with our credit agreements. The warrant fair value at date of grant has been capitalized as deferred loan fees and is being amortized over the term of credit agreement and a warrant liability was established. These warrants are considered derivative warrants because they contain exercise-price adjustment features. Accordingly, the warrant liability is adjusted to its fair market value at the end of each reporting period. For the quarter ended September 30, 2015, the gain due to change in warrant liability amounted to $548,000 and amortization of deferred loan fees amounted to $447,000, resulting in an income effect of $101,000.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands) (certain prior period amounts have been reclassified for comparability purposes):

	Nine Months
	September 30, 2015				September 30, 2014				Change
	Urgent and Primary Care	Ancillary Network	Shared Services	Total	Urgent and Primary Care	Ancillary Network	Shared Services	Total	$	%
Net revenues	$7,251	$15,640	$-	$22,891	$1,581	$16,161	$-	$17,742	$5,149	29%
Operating expenses:
Ancillary network provider payments	-	11,598	-	11,598	-	11,562	-	11,562	36	0%
Ancillary network administrative fees	-	799	-	799	-	805	-	805	(6)	-1%
Ancillary network other operating costs	-	2,985	-	2,985	-	-	-	-	2,985	N/A
Ancillary network prepaid write-off	-	487	-	487	-	-	-	-	487	N/A
Salaries, wages, contract medical professional fees and related expenses	5,512	-	2,819	8,331	1,071	2,597	1,845	5,505	2,818	51%
Facility expenses	772	-	276	1,048	117	-	357	474	574	121%
Medical supplies	623	-	-	623	93	-	-	93	530	570%
Other operating expenses	2,044	-	3,300	5,344	249	774	2,039	3,070	2,282	75%
Intangible asset impairment	520	-	-	520	-	-	-	-	-	N/A
Depreciation and amortization	422	435	-	857	122	506	-	628	229	36%
Total operating expenses	$9,893	$16,304	$6,395	$32,592	$1,652	$16,244	$4,241	$22,137	$9,935	45%

Operating income (loss)	$(2,642)	$(664)	$(6,395)	$(9,701)	$(71)	$(83)	$(4,241)	$(4,395)	$(4,786)	109%

Other (income) expense:
Gain on cancellation of acquisition promissory note				(289)				-	(289)
Interest expense:
Interest expense				277				37	240
(Gain)/loss on warrant liability, net of deferred loan fee amortization				(489)				24	(513)
Total other income (loss) and interest expense				(501)				61	(562)	921%
Loss before income taxes				$(9,200)				$(4,456)	$(4,744)	106%

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss of $2,642,000 during nine months ended September 30, 2015. Because we entered the urgent and primary care business in May 2014, and owned only two centers for the nine-month period ended September 30, 2014, a comparison of the results for the nine months ended September 30, 2015 with those for the nine months ended September 30, 2014 would not be meaningful.

Net Revenues

For the nine months ended September 30, 2015, our urgent and primary care business experienced, in the aggregate, approximately 64,000 patient visits which generated net revenues of approximately $7,251,000. We averaged 23 patient visits per day per center, resulting in average net revenue per patient visit of approximately $113 for the nine months ended September 30, 2015.

Salaries, Wages, Contract Medical Professional Fees, and Related Expenses

Salaries, wages, benefits and taxes are the most significant operating expense components of our urgent and primary care business. For the nine months ended September 30, 2015, salaries, wages, benefits, and taxes represented, in the aggregate, approximately 76% of net revenue, which includes approximately $417,000 of labor costs paid or payable to our contracted (not employed) medical professionals for the nine months ended September 30, 2015.

Facility Expenses

Facility expenses consist of our urgent and primary care centers' rent, property tax, insurance, utilities, telephone, and internet expenses. For the nine months ended September 30, 2015, facility expenses were 11% of net revenue.

Medical Supplies

Medical supplies expenses consist of medical, pharmaceutical, and laboratory supplies used at our ten urgent and primary care center locations. For the nine months ended September 30, 2015, medical supplies were 9% of net revenue.

Other Operating Expenses

Other operating expenses primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. For the nine months ended September 30, 2015, other operating expenses were 28% of net revenue.

Intangible Asset Impairment

At the time we purchased one of our urgent and primary care centers, we allocated $600,000 of the purchase price to a contract held by the acquired center that related to non-urgent care services. During the nine months ended September 30, 2015 we suspended our provision of services under that contract and have recorded a one-time impairment charge of $520,000 relating to the unamortized balance of that intangible asset.

Our Ancillary Network Business

Our ancillary network business segment reported operating losses of $664,000 and $83,000 for the nine months ended September 30, 2015 and 2014, respectively.

Net Revenues

During the nine months ended September 30, 2015, net revenue decreased 3%. We believe we will continue to experience declines in revenue in our ancillary network business.

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

•	Provider payments. Provider payments represent 74% and 72% of revenues for the nine months ended September 30, 2015 and 2014, respectively.

•	Administrative fees. Administrative fees paid to clients as a percent of net revenue were 5% for the nine-month period ended September 30, 2015 and 5% for the comparable period in 2014.

Other Operating Costs

Ancillary network other operating costs amounted to $2,985,000 for the nine months ended September 30, 2015. This amount represents profit sharing and expense reimbursement amounts paid or payable to HealthSmart under the management services agreement. The majority of the operating costs were attributable to payroll expenses in 2014 prior to the management services agreement. HealthSmart began managing our ancillary network business under our management services agreement on November 1, 2014, at which time HealthSmart hired substantially all our employees dedicated to our ancillary network business.

Network Prepaid Write-Off

During the first quarter of 2014, we advanced $500,000 to one of our ancillary network customers, which was to be withheld from future administrative fees earned by the customer. During the nine months ended September 30, 2015, the customer terminated its contract with us and filed bankruptcy. Accordingly, we have recorded a one-time charge of $487,000 to write-off the remaining balance of this asset that was recorded as prepaid expense and other non-current assets.

Shared Services

As of September 30, 2015, shared services included 22 full-time employees compared to 17 at September 30, 2014. Certain expenses for the nine months ended September 30, 2014 were reclassified to conform to the shared services presentation for the nine months ended September 30, 2015.  Shared services expenses totaled $6,395,000 and $4,269,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  The increase was primarily due to the expansion of our infrastructure to operate and grow our urgent and primary care business, including interim staffing and accounting costs related to personnel changes and relocation of our corporate office to Atlanta, Georgia.

Interest Expense, Warrant Gain

We issued warrants to individuals who provide guarantees in connection with our credit agreements. The warrant fair value at date of grant has been capitalized as deferred loan fees and is being amortized over the term of credit agreement and a warrant liability was established. These warrants are considered derivative warrants because they contain exercise-price adjustment features. Accordingly, the warrant liability is adjusted to its fair market value at the end of each reporting period. For the nine months ended September 30, 2015, the gain due to change in warrant liability amounted to $1,877,000 and amortization of deferred loan fees amounted to $1,388,000, resulting in an income effect of $489,000.

Liquidity and Capital Resources

We had negative working capital of $8,112,000 at September 30, 2015 compared to negative working capital of $1,181,000 at December 31, 2014.  The increase in negative working capital in the nine months ended September 30, 2015 was due to additional operating losses.  We expect to incur additional operating losses until we acquire or develop sufficient centers to generate positive operating income.

Our cash and cash equivalents balance decreased to approximately $197,000 as of September 30, 2015 compared to $1,020,000 at December 31, 2014.  Our available borrowing capacity under existing lines of credit was $1,000,000 and $6,284,000 at September 30, 2015 and December 31, 2014, respectively.  At November 16, 2015 our available borrowing capacity was $1,000,000.

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

Borrowings under the July 2014 credit agreement are secured by guarantees provided by certain individuals then serving as officers and directors of the Company and two stockholders who were not at that time officers or directors of the Company. On July 30, 2014, we issued warrants to the guarantors to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.

To further our ability to execute our strategy of acquiring urgent care and primary care facilities and operations, on December 4, 2014, we entered into the December 2014 credit agreement with Wells Fargo providing for a $6,000,000 line of credit. Our obligation to repay advances under the December 2014 credit agreement is evidenced by a credit note, with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. On August 12, 2015, we increased the line of credit to $7,000,000 and extended the maturity date to October 1, 2016, and all borrowings are due and payable on that date.

Borrowings under the December 2014 credit agreement are secured by guarantees provided by two directors of the Company and a third party who is not an officer or director of the Company. On December 4, 2014, we issued warrants to the guarantors to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

The obligations under the July 2014 credit agreement and the December 2014 credit agreement and the credit notes are also secured by all the assets of the Company and its subsidiaries. The credit agreements include customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

The exercise prices of the warrants to purchase 800,000 shares of our common stock that were issued on July 30, 2014 at an initial exercise price of $3.15 per share and to purchase 960,000 shares of our common stock that were issued on December 4, 2014 at an initial exercise price of $2.71 per share and the warrant to purchase 50,010 shares issued on August 12, 2015 to an individual who is not an officer or director of the Company have been adjusted downward to $1.46 per share to reflect the closing price of our common stock on August 28, 2015, the date restricted stock was awarded to our directors pursuant to our director compensation plan. The adjustment resulted from our issuing such restricted stock at a price per share less than the exercise price of such warrants. The adjusted exercise price of the December 4, 2014 warrants and the warrant for 50,010 shares issued on August 12, 2015 are subject to additional adjustments under certain circumstances. If our stockholders approve certain anti-dilution provisions of the August 12, 2015 warrants to purchase 249,990 shares issued to Mr. Pappajohn and Mr. Oman, the exercise price of those warrants will also be adjusted to $1.46 per share and the adjusted exercise price is subject to additional adjustments under certain circumstances. We intend to seek such stockholder approval at our 2016 annual meeting of stockholders. In connection with the $1.0 million increase in August 2015 in the line of credit under the December 2014 credit agreement, we and Messrs. Pappajohn and Oman have entered into a security and inter-creditor clarification agreement in order to clarify and reaffirm the parties’ respective rights and obligations under the inter-creditor agreement, including the indebtedness contemplated by the December 2014 credit agreement and the $1.0 million extension in credit thereunder.

As of September 30, 2015, we had outstanding borrowings of $5,000,000 and $5,800,000 under our July 2014 and December 2014 credit agreements, respectively. As of September 30, 2015, the weighted-average interest rate on these borrowings was 1.94%.  The July 2014 credit agreement matures on June 1, 2016, and the December 2014 credit agreement matures on October 1, 2016.

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

ACSH Urgent Care of Florida, LLC issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016.  The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. The third promissory note in the original principal amount of $300,000 was cancelled due to the death of the note's holder.

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

In connection with the Medac Asset Acquisition, we are to assume or enter into new leases for four centers and then sublease them to Medac. The purchase price for the assets is $5,600,000, with $5,040,000 payable in cash at closing and the balance of $560,000 payable in the form of a promissory note with interest at 5% per annum and maturing 18 months after the closing. The asset purchase agreement provides that consummation of the transaction is subject to the satisfaction or waiver of certain conditions, including ACHS Management having received financing in an amount no less than $5,600,000. On October 20, 2015, we agreed, subject to certain customary conditions, to close the Medac Asset Acquisition no later than November 20, 2015 and provided a nonrefundable $150,000 deposit towards the purchase price. As of the date of this report, we do not have funds sufficient to consummate the Medac Asset Acquisition by November 20, 2015, and there is no assurance that we will obtain sufficient funds by such date or that Medac will extend the closing date beyond November 20, 2015.

Because we have continued to incur losses from operations and have limited working capital to pursue our business strategies, we will need significant funding to continue operations, satisfy our obligations and fund the future expenditures that will be required to operate our urgent and primary care centers and acquire and open new centers. In light of our historical performance, as well as our inability to date to raise capital on terms satisfactory to us pursuant to the Form S-1 Registration Statement that we filed in February 2015, such additional funding, particularly in the public market, may not be available, may not be available on reasonable terms, and, if available, could result in significant additional dilution to our stockholders. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders or impose covenants that further restrict our operations or limit our ability to achieve our business objectives. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

Our management intends to attempt to secure additional required funding through equity or debt financings. However, there can be no assurance that we will be able to obtain any required additional funding. If we do not have sufficient funds to continue operations, we could be required to seek to sell assets or other alternatives that could result in our stockholders losing some or all of their investment in us.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to permissive authority under Rule 305 of Regulation S-K, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Management (with the participation of our Acting Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Please refer to Item 9A “Controls and Procedures” in our Annual Report on Form 10K for the year ended December 31, 2014 for a complete description of our control deficiencies and our remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014 except as set forth below:

We are currently subject to the listing requirements of The NASDAQ Capital Market , but we may not be able to continue to satisfy those listing requirements.

Our common stock is currently listed on The NASDAQ Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to minimum stockholders' equity, the market value of publicly-held shares and minimum bid price per share.

On May 21, 2015, we received a letter from NASDAQ indicating that as of March 31, 2015 our reported stockholders’ equity of $407,000 did not meet the $2.5 million minimum required to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1). The letter further stated that as of May 20, 2015 we did not meet either of the alternatives of market value of listed securities or net income from continuing operations. Under NASDAQ rules, we submitted a plan to NASDAQ to regain compliance, which NASDAQ accepted, granting us until November 17, 2015 to evidence compliance. However, because we have not been able to raise equity capital as we anticipated, we believe that it is highly unlikely that we will be able to evidence compliance with NASDAQ Listing Rule 5550(b)(i) by November 17. If we are unable to evidence such compliance by that date, we expect the NASDAQ staff to notify us that our common stock will be delisted. In the event of such notification, we may appeal the NASDAQ staff's determination to delist our common stock to a NASDAQ Hearings Panel, but there is no assurance that our request for continued listing will be granted.

Delisting from The NASDAQ Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investor interest and fewer business development opportunities.

If we are not able to continue our listing on The NASDAQ Capital Market or to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

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

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market and are unable to list our common stock on another exchange, our common stock will be deemed a penny stock because the market price of our common stock is less than $5.00. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We may be unable to complete our planned acquisition of certain assets of Medac, on currently anticipated terms, or at all.

On July 31, 2015, we entered into an asset purchase agreement to acquire certain assets of Medac. The agreement, as amended, provides that the transaction will close, if at all, by November 20, 2015. The total consideration for the acquisition is $5,600,000, subject to certain adjustments set forth in the asset purchase agreement. As of the date of this report, we do not have funds sufficient to consummate the Medac Asset Acquisition by November 20, 2015, and there is no assurance that we will obtain sufficient funds by such date or that Medac will extend the closing date beyond November 20, 2015. Failure to complete the acquisition on currently anticipated terms, or at all, could have a material adverse effect on our results from operation, financial condition and the trading price of our common stock.

Failure to complete the Medac Asset Acquisition could negatively impact our stock price and our future operations and financial results.

If the Medac Asset Acquisition is not completed, our ongoing business may be adversely affected as a result of the following factors, among others:

•	having to pay certain costs relating to the proposed Medac Asset Acquisition, such as legal, accounting, financial advisory and other expenses;

•	focusing our management on the Medac Asset Acquisition, which could lead to the disruption of our ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with patients, regulators, vendors and employees, or could otherwise adversely affect our operations and financial results, without realizing any of the benefits of having the Medac Asset Acquisition completed; and

•	foregoing other potentially beneficial opportunities in favor of the Medac Asset Acquisition, without realizing any of the benefits of having the Medac Asset Acquisition completed could impair our ability to execute our expansion plan.

If the Medac Asset Acquisition is not completed, we cannot assure you that these risks will not materialize and will not materially affect our operations, financial results, and stock price.

Our subleases, management services agreement and other contractual arrangements may not result in our realizing the financial benefits of direct ownership of Medac and may not be as effective as direct ownership in providing managerial control over Medac.

There is a risk that state authorities in some jurisdictions, including North Carolina, may find that certain of our contractual relationships, including those we expect to enter into if we complete the Medac Asset Acquisition, violate laws prohibiting the corporate practice of medicine and fee-splitting arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment and may prevent or limit the sharing or assignment of income generated by certain of our physicians.

Under applicable state law, we are prohibited from directly owning an interest in a medical practice in North Carolina, including Medac. Accordingly, we intend to realize the benefit of the Medac Asset Acquisition though our subleases, management services agreement and other contractual arrangements, each of which remains subject to negotiation of the parties and will become effective, if at all, at the closing of the Medac Asset Acquisition. These arrangements may not be as effective as direct ownership in providing us with the financial benefits of or managerial control over Medac. For example, with limited exceptions, the annual consideration due to us under the subleases, management services agreement and other contractual arrangements must be set in advance, which could result in our receipt of less than all of Medac’s annual earnings. In the event we or our contractual arrangements are found to violate applicable North Carolina law, such contractual arrangements could be deemed void and unenforceable as a matter of law, which may have a material adverse effect on our business, operating results, cash flow and financial condition.

If we had direct ownership of Medac, we would be able to exercise our rights as an equity holder directly to effect changes to the board of directors of Medac, which could effect changes at the management and operational levels. With contractual arrangements, we may not be able to directly change the members of the board of directors of Medac and would have to rely on the rights provided in our subleases, management services agreement and other contractual arrangements for such purposes. The parties to our subleases, management services agreement and other contractual arrangements may have conflicts of interest with us or our stockholders, and they may not act in our best interests or may not perform their obligations under these contracts. Such risks would exist throughout the period in which we intend to manage Medac through such contractual arrangements unless a change in the law is effected. If any dispute relating to such contracts remained unresolved, we would have to enforce our rights under these contracts under state law through arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the legal system. Any such dispute could result in the ultimate termination of such contracts, which would require that we identify a new medical company to operate the clinical aspects of the business. Therefore, our subleases, management services agreement and other contractual arrangements may not be as effective in ensuring our financial rights or control over the relevant portion of Medac’s business operations as direct ownership would be.

If we fail to effectively and timely transition to the ICD-10 coding system, our operations could be adversely affected.

CMS has adopted final rules that require all healthcare providers covered by HIPAA, including our centers, to transition to the new ICD-10 coding system. Use of the ICD-10 coding system is required beginning October 1, 2015. The ICD-10 coding system greatly expands the number and detail of billing codes used for claims compared to the existing International Classification of Diseases, Ninth Revision, or ICD-9, coding system. Transition to the ICD-10 system may require significant investment to train staff and physicians on the updated coding practices. In addition, it is possible that our centers could experience disruption or delays in reimbursement due to technical or coding errors or other implementation issues involving our systems, the systems or processes of our revenue cycle vendors, or those of our payors. Further, the ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in our patients being assigned lower levels of reimbursement than were assigned under the ICD-9 coding system.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 16, 2015	By:	/s/ John Pappajohn
John Pappajohn
Acting Chief Executive Officer (Principal Executive Officer)

Date:	November 16, 2015	By:/	/s/ Adam S. Winger
Adam S. Winger
Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.