Form 10-Q/A
period 2015-09-30
American CareSource Holdings, Inc.
filed 2015-11-23
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to amend and restate, in their entirety, the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission on November 16, 2015 (the “Original Report”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits,” and we have also updated the signature page, the certifications of our Acting Chief Executive Officer and Interim Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This Amended Report is intended to correct the errors described in the immediately following paragraph. No other Items were affected, but, for the convenience of the reader, this Amended Report restates in its entirety, as amended, our Original Report.

We have determined that our diluted weighted-average shares outstanding, as reported in the Consolidated Statements of Operations and Note 4 of the Original Report, contained a computational error. We have also determined that expenses reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” attributable to shared services for the period ended September 30, 2014 were overstated by $28,000.

This Amended Report speaks as of the date of the Original Report and should be read in conjunction with the Original Report. Except as specifically noted above, this Amended Report does not modify or update the financial results or disclosures in the Original Report. Accordingly, this Amended Report does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

3

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

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues:
Ancillary network	$4,293	$5,656	$15,640	$16,161
Urgent and primary care	2,225	1,107	7,251	1,581
Total net revenues	6,518	6,763	22,891	17,742
Operating expenses:
Ancillary network provider payments	3,130	3,929	11,598	11,562
Ancillary network administrative fees	275	278	799	805
Ancillary network other operating costs	1,080	-	2,985	-
Ancillary network prepaid write-off	-	-	487	-
Salaries, wages, contract medical professional fees and related expenses	2,493	2,406	8,331	5,513
Facility expenses	337	212	1,048	474
Medical supplies	225	66	623	93
Other operating expenses	1,183	1,265	5,344	3,063
Intangible asset impairment	-	-	520	-
Depreciation and amortization	274	235	857	628
Total operating expenses	8,997	8,391	32,592	22,138
Operating (loss)	(2,479)	(1,628)	(9,701)	(4,396)

Other (income) expense :
(Gain) on cancellation of acquisition promissory note	(289)	-	(289)	-
Interest expense:
Interest expense	101	28	277	37
(Gain)/loss on warrant liability, net of deferred loan fees amortization	(101)	24	(489)	24
Total other (income) expense and interest expense	(289)	52	(501)	61
Loss before income taxes	(2,190)	(1,680)	(9,200)	(4,457)
Income tax expense (benefit)	-	(226)	10	(225)
Net (loss)	$(2,190)	$(1,454)	$(9,210)	$(4,232)
Basic net loss per share	$(0.32)	$(0.22)	$(1.35)	$(0.67)
Diluted net loss per share	$(0.39)	$(0.22)	$(1.60)	$(0.67)
Basic weighted-average shares outstanding	6,921	6,745	6,847	6,290
Diluted weighted-average shares outstanding	7,038	6,745	6,913	6,290

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

	Nine months ended September 30,
	2015	2014
Net revenue
Ancillary network	$15,640	$16,161
Urgent and primary care	7,251	2,705
Total net revenue	22,891	18,866

Net loss	$(9,210)	$(4,556)

Basic net (loss) per common share	$(1.35)	$(0.72)
Diluted net (loss) per common share	$(1.60)	$(0.72)

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

Shared Services

As of September 30, 2015, shared services included 22 full-time employees compared to 17 at September 30, 2014. Certain expenses for the nine months ended September 30, 2014 were reclassified to conform to the shared services presentation for the nine months ended September 30, 2015.  Shared services expenses totaled $6,395,000 and $4,241,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  The increase was primarily due to the expansion of our infrastructure to operate and grow our urgent and primary care business, including interim staffing and accounting costs related to personnel changes and relocation of our corporate office to Atlanta, Georgia.

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

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	November 23, 2015	By:	/s/ John Pappajohn
John Pappajohn
Acting Chief Executive Officer (Principal Executive Officer)

Date:	November 23, 2015	By:/	/s/ Adam S. Winger
Adam S. Winger
Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

