Form 10-K
period 2015-12-31
American CareSource Holdings, Inc.
filed 2016-03-30
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-33094

American CareSource Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-0428568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Ivan Allen Jr. Blvd., Suite 510
Atlanta, Georgia 30308

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was $6,089,675.

As of March 25, 2016, there were 16,597,150 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2016 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements can be identified by forward-looking words such as “may,” “will,” “seek,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words and include statements regarding our strategy and growth plans, future operations, future financial position, prospects, expectations and future development or contain other “forward-looking” information. These include, without limitation, those statements under the headings “Business — Our Centers — Our Acquisition Pipeline and De Novo Opportunities” and “Business — Urgent and Primary Care Business — Our Growth Plans.”

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance. Substantial risks and uncertainties could cause actual results or future events to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	our ability to continue as a going concern if we do not obtain additional financing;

•	our ability to attract and maintain patients, clients and providers and achieve our financial results;

•	our ability to raise additional capital to meet our liquidity needs;

•	changes in national healthcare policy, federal and state regulation, including without limitation the impact of the Patient Protection and Affordable Care Act, or the ACA, the Health Care and Education Reconciliation Act, or the HCEARA, and Medical Loss Ratio, or MLR, regulations;

•	our ability to complete the disposition of our ancillary network business to HealthSmart;

•	our ability to regain and maintain compliance with NASDAQ Continued Listing Rules;

•	general economic conditions, including economic downturns and increases in unemployment;

•	our ability to successfully implement our growth strategy for the urgent and primary care business;

•	our ability to develop, identify, acquire and integrate target urgent and primary care centers;

•	increased competition in the urgent and primary care market;

•	our ability to recruit and retain qualified physicians and other healthcare professionals;

•	reduction in reimbursement rates from governmental and commercial payors;

•	lower than anticipated demand for services;

•	HealthSmart’s ability to manage our ancillary network business;

•	changes in the business decisions by significant ancillary network clients;

•	increased competition in our ancillary network business from major carriers;

•	increased competition from cost containment vendors and solutions;

•	implementation and performance difficulties; and

•	other risk factors described in our “Risk Factors” section.

The preceding list is not intended to be an exhaustive list of all of the risks and uncertainties that could cause our actual results or future events to differ materially from those expressed or implied by our forward-looking statements. Our actual results or future events could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Risk Factors” section. Given these uncertainties, you should not place undue reliance on our forward-looking statements, and we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report, to conform these statements to actual results, or to changes in our expectations.

PART I

ITEM 1. BUSINESS.

Overview

We are a leading publicly-traded provider of urgent and primary care services. We currently own and operate 13 urgent and primary care centers in the east and southeastern United States. Our centers deliver convenient, affordable urgent and primary care primarily on a walk-in basis to local community members. We also own an ancillary services network business, which we intend to exit in the near future and refer to as our “legacy business.” Upon our disposition of our legacy business, we believe we will be the only publicly-traded, pure-play urgent and primary care provider in the United States.

Urgent and Primary Care Business

Our Business

Our community-based, walk-in medical centers offer an expansive array of convenient and affordable medical services. Our primary clinical objective is to meet the everyday healthcare needs of the patients and employers in our communities.

We treat colds, influenzas, ear infections, hypertension and other routine medical conditions, which we consider to be among our “primary care” offerings, and we also treat higher acuity conditions such as lacerations, dislocations, bruises, sprains and strains, which we consider our “urgent care” offerings. We also offer occupational health services to local employers, which involve our performance of pre-employment drug screens, physicals and the treatment of on-the-job injuries to employees or contractors of our employer clients.

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

Although we treat patients of all ages, the majority of our patients are between the ages of 27 and 55 years. When hospitalization, emergency or other specialty care is needed, we make referrals to appropriate providers.

Purchasing urgent and primary care services on a walk-in basis represents a growing, consumer-driven trend in healthcare delivery. We believe that focusing our primary attention on delivering such services in a prompt and patient-centric manner, and in appealing environments, will allow us to operate more efficiently, productively and at higher quality levels than our competitors.

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

Our Growth Plans

We intend to grow our urgent and primary care business in three ways:

•	by opening new centers in locations that are complementary to our acquired sites;
•	through the acquisition of quality centers in the eastern and southeastern United States; and

•	by improving same-store performance of our new and existing centers.

De Novo Clinic Growth

We intend to establish new centers in markets complementary to our existing centers. We believe that doing so will enable us to better leverage our existing brand recognition, marketing resources, and our physician and non-physician providers in the area. Our evaluation of such opportunities includes an analysis of local competition, desirability of available sites, and surrounding market demographics (including income, population density, traffic outside a particular location, percentage of insured population, and median age of the surrounding area).

Growth by Acquisition

Our experienced acquisition team utilizes its extensive healthcare industry contacts, as well as referrals from current physician partners, brokers and bankers and other sources to identify, contact and develop acquisition leads at attractive valuations. We intend to continue our pattern of acquiring what we view as quality businesses at favorable purchase price multiples. We target one-center to four-center chains that we can acquire in the range of four to five times EBITDA, which we believe presents an attractive arbitrage opportunity when compared with the up to 15 times EBITDA multiples we believe are currently being paid for large, profitable operators.

We also analyze several factors in determining whether or not to make an investment in a target, including, without limitation, the following:

•	location and number of centers, historical financial performance, and existing local competition;

•	opportunity to increase revenue through marketing, advertising, contract renegotiation, service line expansion and local de novo growth;

•	cost reduction opportunities through group purchasing and operational best practices;

•	quality of physician and non-physician providers; and

•	payor mix and local occupational medicine penetration.

We believe there are numerous acquisition opportunities in our target geographies at attractive valuations. Once identified, we carefully evaluate each opportunity through an extensive due diligence process to determine which have the greatest potential for growth and profitability improvements under our operating structure. Our comprehensive post-acquisition strategic plan also facilitates the integration of acquired centers by, among other things, receiving the benefits of our best practices and group purchasing agreements designed to promote quality care, efficiency and expense reduction.

Organic Revenue Growth at Existing Centers

We seek to increase revenue at our centers by broadening our range of services to new and existing patients through marketing, advertising and rebranding efforts, and by increasing insurance reimbursement rates. In addition, we seek to increase patient counts in our existing facilities, by focusing on increasing occupational medicine services rendered at our facilities, as well as by expanding our days and hours of operation at select centers. For the year ended December 31, 2015, our centers averaged a total of 25 patients per day per center. We believe our management team can increase our patient volume significantly while contemporaneously leveraging group purchasing arrangements and other benefits derived from economies of scale to reduce expenses.

Our Centers

Locations

We own and operate 13 urgent and primary care centers, two of which are located in Georgia, two in Florida, three in Alabama, four in North Carolina and two in Virginia.

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

Services and Service Lines

Our centers offer a broad array of medical services that include urgent care, primary care, family practice and occupational medicine. Specifically, we offer non-emergent, out-patient medical care for the treatment of acute, episodic, and some chronic medical conditions. When hospitalization, emergency or other specialty care is needed, we make referrals to appropriate providers.

Patients typically visit our centers on a walk-in basis if they do not have an existing relationship with a primary care provider, when their condition is beyond the scope of their regular primary care provider but not severe enough to warrant an emergency visit or when treatment by their primary care provider is inconvenient. We strive to deliver quality care and an exceptional patient experience to every patient who seeks care at our centers. We also attempt to capture follow-up, preventive and general primary care business after each walk-in visit. The services provided at our centers include, but are not limited to, the following:

•	routine treatment of general medical problems, including colds, influenza, ear infections, hypertension, asthma, pneumonia, urinary tract infections, and other conditions typically treated by primary care providers;

•	treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

•	minor, non-emergent surgical procedures, including suturing of lacerations and removal of cysts and foreign bodies;

•	diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and

•	occupational and industrial medical services, including drug testing, workers’ compensation cases, and physical examinations.

Our occupational medicine service line involves the rendering of treatment to employees or contractors of employer clients. Occupational medicine services are sold directly to employers and are generally paid for in cash by the employer. The services typically rendered include, but are not limited to:

•	general employee wellness services;

•	drug and alcohol screening;

•	pre-employment physicals; and

•	employee vaccine administration.

Our Acquisition Pipeline and De Novo Opportunities

We believe considerable opportunities exist to expand in underserved areas in our target markets. We are evaluating several opportunities to develop new centers in proximity to our existing locations. To facilitate our de novo growth, we recently entered into a development arrangement with Harbert Realty Services, LLC ("Harbert"), to build and develop up to 10 de novo GoNow Doctors locations throughout Alabama, Georgia, North Carolina and Florida over the next 12 months. Although we have not entered into lease arrangements with respect to any real property, we expect to do so in the near future. There is no assurance, however, that we will open new centers in the locations currently being considered, or at all.

The growing urgent and primary care industry is highly-fragmented making it, in our opinion, poised for consolidation by companies with experienced management teams and access to capital. The Urgent Care Association of America reported that, in 2012, one and two center operators comprised approximately 71% of the industry. According to the IBISWorld Report, the largest four urgent and primary care operators accounted for approximately just over 1% of industry revenue in 2013.

In addition, we are at various stages of discussions with other prospective sellers and sellers’ representatives, but we do not have letters of intent, binding purchase agreements, rights of first offer or rights of first refusal with respect to any of the prospective acquisitions. Accordingly, none of these possible acquisitions is deemed probable as of the date hereof. There is no assurance that we will consummate any other transactions or acquire any additional centers.

We are also evaluating several opportunities to develop new centers in proximity to our existing locations. Although we have not entered into lease or purchase arrangements with respect to any real property, we believe the locations we have identified will support our growth plans. There is no assurance, however, that we will open new centers in the locations currently being considered, or at all.

Fees and Revenue Cycle Management

We receive payment for services rendered at our centers from patients, commercial payors, governmental payors (including Medicare) and from our occupational medicine clients. The fees charged are generally determined by the nature and extent of medical services rendered. We believe the charges at our centers are significantly lower than the charges for similar services or hospital emergency departments and are generally competitive with those charged by local family medicine and primary care physicians and other similar providers in our service areas.

In general, our centers attempt to collect amounts owed by patients at the time of their service (including co-payments and deductibles). The amounts collected from patients often differ depending on whether the patient visit is reimbursable under an urgent or primary care contract. We submit claims for services rendered to commercial payors, occupational medicine payors and governmental payors electronically through third-party revenue cycle managers. In most cases, commercial payors process our claims and pay us based on negotiated rates set forth in our applicable contract.

We rely on our outside revenue cycle managers to collect amounts owed to us from commercial and governmental payors.

Marketing

Because the success of our centers is dependent on the acceptance of our brands in the local communities in which we operate, we market at the center-level through various community outreach activities. These activities are coordinated locally by the individual center and are supported by dedicated marketing personnel. Through the local centers, we host and sponsor community activities and events and become involved in local business organizations such as rotary clubs. We also implement a broad range of targeted marketing strategies via direct mail, radio, search engine optimization and social media.

In connection with the acquisition of a new center, we expect to commence marketing efforts to introduce ourselves to the local community. This may include inviting community members to attend a tour of the center, conducting a direct mail campaign, or sponsoring an activity or event. Decisions regarding acquired center branding or co-branding are made on a case-by-case basis. Although we are nearing completion on the rebranding of our existing centers with our “GoNow Doctors” name and logo, we currently have no plans to change the names of the “Medac” branded centers.

Information Systems and Controls

We use integrated clinical/practice management and accounting systems to manage information flow and day-to-day operations at each of our centers. The overall system functionality allows for the following:

•	Point-of-sale	•	Charge capture and processing
•	Registration	•	Billing
•	Scheduling	•	Accounts receivable management
•	Insurance rates, allowables, and adjustments processing	•	Accounting
•	Eligibility and verification checking	•	Reporting and trending
•	Clinical and coding documentation

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

We attempt to integrate acquired centers into our systems promptly after we close a transaction. Because our acquisitions close on varying dates throughout the year, certain of our newly acquired sites may be not be fully transitioned to our systems on any given date. Consequently, it may be difficult to capture and analyze information from such newly acquired sites electronically, requiring us to capture and report manually for some period after the acquisition is completed.

Competition

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

Because we offer walk-in, urgent care, we are also in competition with hospital-based and freestanding emergency departments. In 2012, Americans made approximately 136.1 million visits to an emergency room, according to the CDC. Unlike our centers, emergency departments provide acute care, which may be life threatening or require immediate attention, 24 hours a day, 7 days a week. Also different from our centers, hospital emergency departments that accept payment from governmental sources are required by federal law to provide care to all patients regardless of their ability to pay.

Ancillary Network Business

On November 2, 2015 we commenced efforts to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart Preferred Care II, L.P., or HealthSmart, in order to continue our focus on our urgent and primary care business. Assuming we reach mutually agreeable terms with HealthSmart, we anticipate closing the transaction in 2016. Accordingly, we have concluded that the ancillary network business qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our consolidated balance sheets as held for sale as of December 31, 2015 and 2014.

Our ancillary network business offers cost containment strategies to our payor clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers. This service is marketed to a number of healthcare companies including third party administrators, or TPAs, insurance companies, large self-funded organizations, various employer groups and PPOs. We are able to lower the payors’ ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than the payors can generally obtain on their own.

Payors route healthcare claims to us after service is performed by participant providers in our network. We process those claims and charge the payor according to an agreed upon, contractual rate. Upon processing the claim, we are paid directly by the payor or the insurer for the service. We then pay the medical service provider according to a separately negotiated contractual rate. We assume the risk of generating positive margin, which is calculated as the difference between the payment we receive for the service from the payor and the amount we are obligated to pay the service provider.

As a result of continuing revenue declines in our ancillary network business and our recent focus on the urgent and primary care business on October 1, 2014, we entered into a management services agreement with HealthSmart. Under the management services agreement, HealthSmart manages the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart. As a result of this arrangement, we no longer employ the workforce of our ancillary network business. Under the management services agreement, HealthSmart operates our ancillary network business for a management fee equal to the sum of (a) 35% of the net profit derived from operation of our ancillary network business, plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services. For purposes of the fee calculation, the term “net profit” means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services. Any remaining net profit accrues to us on a monthly basis, which we recognize as service agreement revenue. During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent. The initial term of the management services agreement was three years, and it will terminate upon the consummation of the disposition of the ancillary network business.

Our management services agreement with HealthSmart provides that at any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business for a purchase price equal to $6.5 million less the aggregate sum of net profit received by us since the beginning of the management arrangement. The purchase price would be payable by HealthSmart solely out of the net profit it derives from the operation of the ancillary network business after consummation of the transaction. Each month, HealthSmart would be obligated to pay us 65% of the net profit derived from the operation of the ancillary network business, with the net profit to be calculated for such purpose in the same manner net profit is calculated for the purpose of the management fee as set forth above. Consummation of the transaction would be subject to the satisfaction of certain material conditions, including approval by our stockholders if our annual gross revenue from the urgent and primary care business does not then exceed $40.0 million. In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line following completion of that transaction.

Although HealthSmart’s option to purchase and our option to sell the ancillary network business do not become exercisable until October 1, 2016, we currently are in negotiations with HealthSmart to facilitate an earlier disposition. However, we cannot assure you such negotiations will result in us disposing of our legacy business within such price range, earlier than October 1, 2016 or at all. See “Risk Factors — Risks Related to Our Legacy Business — We may not be able to successfully complete the disposition of our ancillary network business to HealthSmart, or at all.”

In the event HealthSmart purchases our ancillary network business, the urgent and primary care business will be our only business line, and we believe we will be the only publicly-traded, pure-play urgent care consolidator in the United States. If for any reason the sale of our ancillary network business to HealthSmart is not consummated during or at the end of the term of the management services agreement, we expect to market the business for sale to parties other than HealthSmart or expeditiously wind down the business.

Pursuant to our management services agreement, HealthSmart is primarily responsible for securing new clients and provider contracts and maintaining and growing existing relationships.

Our healthcare payor clients engage us to manage a comprehensive array of ancillary healthcare services that they and their payors have agreed to make available to their insureds or beneficiaries, or for which they have agreed to provide insurance coverage.

Our manager is our most significant client. Under our current client contract with HealthSmart, which is separate from our management services agreement, we agreed to enhance our network of ancillary service providers to address markets outside of the commercial group health space and utilize an administrative fee rate differential to encourage HealthSmart to add payors that will access our network of ancillary providers. As part of the agreement, we pay HealthSmart a monthly administrative services fee, subject to an annual maximum, to reimburse and to compensate it for the work it is required to perform to support our program. The fee is based upon paid claims arising from our network of providers. The agreement, the initial term of which expired on December 31, 2015, was subject to an automatic, two-year renewal term. After this initial renewal term, the agreement will automatically renew for successive periods of one year. The agreement may be terminated by either party for breach or by notice of non-renewal no less than 90 days prior to the expiration of the initial term or any renewal term. Although this contract continues our client relationship with HealthSmart, the agreement does not provide that we are its exclusive ancillary care network, and HealthSmart can engage other ancillary care providers directly into its network. Accordingly, we cannot be certain of any level of continued claims volume from HealthSmart.

Government Regulation

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in a number of ways, including requiring licensure or certification of facilities, regulating billing and payment for certain of our services, regulating how we maintain health-related information and patient privacy, and regulating how we pay and contract with our physicians. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals, and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related to Our Regulatory Environment.”

Our Urgent and Primary Care Business

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee-Splitting Arrangements

The laws and regulations relating to our operations vary from state to state, and approximately 30 states, including Georgia and North Carolina, prohibit certain entities from practicing medicine or controlling physicians’ medical decisions. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physicians’ professional judgment. They also may prevent or limit the sharing or assignment of income generated by our physicians. We believe that we are in material compliance with these laws in the states in which we operate. Regulatory authorities or other parties, however, including our physicians, may attempt to assert that we are impermissibly engaged in the practice of medicine or that our contractual arrangements with our physicians constitute unlawful fee-splitting. In that event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable, we could be made to refund amounts received during our noncompliance, or we could be required to restructure our contractual arrangements with our physicians.

State Law Regulation of Construction, Acquisition or Expansion of Healthcare Facilities

Thirty-six states have certificate of need programs that require some level of prior approval for the construction of a new facility, acquisition or expansion of an existing facility, or the addition of new services at various healthcare facilities. Although the states in which we currently operate do not require a certificate of need to acquire or operate our centers, other states where we may seek to expand our operations may. See “Risk Factors — Risks Related to Our Regulatory Environment.”

State Licensure

Only a few states, including Florida, currently require the licensure of centers such as ours. This absence of a uniform national licensing process leads to inconsistencies in the nature and scope of services offered at urgent care centers. To effectively control the nature of services rendered and the environments in which they are offered, state legislators or regulators may attempt to regulate the urgent care industry in a manner similar to hospitals and freestanding emergency rooms. Such regulations could have a material impact on our growth strategy and expansion plans.

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

Additionally, on January 16, 2009, the U.S. Department of Health and Human Services, or HHS released the final rule mandating that providers covered by the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act, or HIPAA, including our centers, must implement the ICD-10 for medical coding on October 1, 2013. ICD-10 is the 10th revision of the International Statistical Classification of Diseases and Related Health Problems, a medical classification list produced by the World Health Organization. The ICD-10 codes, the use of which became mandatory on October 15, 2015, require significantly more information than the ICD-9 codes previously used for medical coding and also require covered entities to code with much greater detail and specificity than with ICD-9 codes. We may incur additional costs in our continued efforts to implement these changes. See “Risk Factors — Risks Related to our Urgent and Primary Care Business — Our business may be adversely affected by CMS’ adoption of a new coding set for diagnoses.”

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

Historically, the Centers for Medicare & Medicaid Services, or CMS, was required to limit the growth in spending under the physician fee schedule by a sustainable growth rate, or SGR. Congress typically responded to these automatic physician payment cuts with a series of temporary fixes. President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which includes permanent repeal of the SGR formula. With MACRA, the long sought after goal of permanently repealing the SGR was achieved and overrides a 21.2% across-the-board cut in Medicare physician payments that briefly took effect on April 1, 2015. Under MACRA, physician payment updates are to be linked to quality and value measurements and participation in alternative payment models. Enactment of MACRA, and repeal of the SGR, could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

CMS’s Recovery Audit Contractor Program

The Medicare Modernization Act of 2003, or MMA, introduced on a trial basis the use of recovery audit contractors, or RACs, for the purpose of identifying and recouping Medicare overpayments and underpayments. Any overpayment received from Medicare is considered a debt owed to the federal government. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim, and are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments they identify and collect.

A MAC may suspend Medicare payments to a provider if it determines that an overpayment has occurred. When a Medicare claim for payment is filed, the MAC will notify the patient and the provider of its initial determination regarding reimbursement. The MAC may deny the claim for one of several reasons, including the lack of necessary information or lack of medical necessity for the services rendered. Providers may appeal any denials of claims.

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

Because we currently accept funds from governmental health programs, we are subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into several types of financial relationships with physicians who staff our urgent and primary care centers, including compensation arrangements. We believe that the compensation arrangements under our employment agreements and independent contractor agreements satisfy one or more exceptions to the Stark Law. Although we believe that the compensation provisions included in our written physician agreements, which are the result of arm’s length negotiations, result in fair market value payments for medical services rendered or to be rendered, an enforcement agency could nevertheless challenge the level of compensation that we pay our physicians.

The ownership of our stock by any of our physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders’ equity exceeds $75.0 million at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our physicians own our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation.

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

False Claims Act

The federal civil FCA prohibits providers from, among other things, (1) knowingly presenting, or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim and possible expulsion from the program.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that results from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties statute prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program.

Electronic Health Records

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses an Internet-based Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or altogether new applications. In connection with our implementation and conversions, we have incurred capitalized costs and additional training and implementation expenses.

Our Ancillary Network Business

During 2010, President Obama signed the ACA and the HCEARA legislating broad-based changes to the United States healthcare system. Among other things, the healthcare reform legislation includes insurance industry reforms including, but not limited to guaranteed coverage requirements, elimination of pre-existing condition exclusions and annual and lifetime maximum limits, and restrictions on the extent to which policies can be rescinded; creation of new market mechanisms through the creation of health benefit exchanges; and creation of new and significant taxes on health insurers and, in some circumstances healthcare benefits.

Section 1001 of the ACA amended Title 27 of the Public Health Service Act of 1994, or the Public Health Service Act, to add, among other things, a new Section 2718, entitled “Bringing Down the Cost of Health Care Coverage.” This new provision requires health insurance issuers to publicly report “the ratio of the incurred loss (or incurred claims) plus the loss adjustment expense (or change in contract reserves) to earned premiums” and account for premium revenue related to reimbursement for clinical services, activities that improve health care quality, and all other non-claims costs. The law also requires issuers to provide annual rebates to their enrollees if their MLR does not meet specific targets. For issuers in the large group market, the MLR must be at least 85%, and for issuers in the small group and individual markets, the MLR must be at least 80%. The law also gives the National Association of Insurance Commissioners, or NAIC, subject to certification of the Secretary of the HHS, authority to develop definitions and standards by which to determine compliance with the new requirements.

In December 2010, HHS published final MLR regulations and agency guidance, based upon the recommendations of the NAIC, implementing the new sections of the Public Health Service Act as mandated by the ACA. The new regulations apply to issuers offering group or individual health insurance coverage. Under the MLR regulations, an issuer’s MLR is calculated as the ratio of (i) incurred claims plus expenditures for activities that improve health care quality to (ii) premium revenue. The two key aspects to this calculation involve what comprises an “incurred claim” and what qualifies as an “expenditure for health care quality improvement.”

Incurred claims are reimbursement for clinical services, subject to specific deductions and exclusions. Specifically, incurred claims represent the total of direct paid claims, unpaid claim reserves, change in contract reserves, reserves for contingent benefits, the claim portion of lawsuits and any experience rating refunds. Prescription drug rebates received by the issuer and overpayment recoveries from providers must be deducted from incurred claims. Also, the following amounts are explicitly excluded and therefore may not be included in the calculation of incurred claims: (i) amounts paid to third party vendors for secondary network savings; (ii) amounts paid to third party vendors for network development, administrative fees, claims processing, and utilization management; and (iii) amounts paid, including amounts paid to a provider, for professional or administrative services that do not represent compensation or reimbursement for covered services provided to an enrollee. The regulation permits that some amounts “may” be included in incurred claims — market stabilization payments, state subsidies based on stop-loss methodologies, and incentive and bonus payments made to providers. The regulations themselves provide examples of specifically excluded amounts. With regard to amounts paid for network development (as noted in (ii) above), if an issuer contracts with a behavioral health, chiropractic network, or high technology radiology vendor, or a pharmacy benefit manager, and the vendor reimburses the provider at one amount but bills the issuer a higher amount to cover its network development, utilization management costs, and profits, then the amount that exceeds the reimbursement to the provider must not be included in incurred claims. With regard to administrative services (as noted in (iii) above), medical record copying costs, attorneys’ fees, subrogation vendor fees, compensation to paraprofessionals, janitors, quality assurance analysts, administrative supervisors, secretaries to medical personnel and medical record clerks must not be included in incurred claims.

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

Privacy and Security Regulations

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

Legal Proceedings

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. In addition, we may in the future be subject to investigations by governmental and regulatory authorities which exposes us to greater risks associated with litigation, regulatory or other proceedings, as a result of which we could be required to pay significant fines or penalties. The outcome of litigation, regulatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to us. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition or results of operations.

Employees

As of December 31, 2015, we had 111 full-time employees and managed 77 of Medac’s full-time employees. None of our employees works directly in our ancillary network business or is represented by a union. We believe our relationship with our employees is good.

Corporate Information

We were founded in 2003 and are incorporated in Delaware. Our principal executive offices are located at 55 Ivan Allen Jr. Blvd., Suite 510, in Atlanta, Georgia, and our telephone number is (404) 465-1000. Our website address is www.americancaresource.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and related amendments are available on our website under “Investor Relations.” Additionally, interactive data files pursuant to Item 405 of Regulation S-T are posted on our website. Information contained on our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

Risks Related to Our General Business

We may not be able to continue as a going concern if we do not obtain additional financing.

Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern, and our independent accountants’ audit report for the year ended December 31, 2015 states that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon obtaining additional financing for our operations as well as the disposition of our ancillary network business on favorable terms. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We have incurred losses in most of our years of operation, and we may never be profitable again, despite our new business strategy.

With the exception of the years 2008, 2009 and 2010, we have incurred losses in each year since our inception. At December 31, 2015, we had an accumulated deficit of approximately $35.2 million. We incurred a net loss of $13.3 million for the year ended December 31, 2015, and losses are continuing through the date hereof. All losses prior to the second half of 2014 were attributable to our ancillary network business. Our prospects in the ancillary network business must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in a highly-competitive, consolidating industry as well as the risks inherent in our management arrangement with HealthSmart. No assurances can be given that our future revenue from the ancillary network business will not continue to decline, which will result in continued operating losses.

We announced our entry into the urgent and primary care market in April 2014. We incurred losses of approximately $5.2 million from this business segment for the year ended December 31, 2015. Although we plan to grow and operate the urgent and primary care business profitably, no assurances can be given that our efforts will be successful.

We will require additional capital to fund our operating and expansion costs, and our inability to obtain such capital will likely harm our business.

We will require additional capital to fund our urgent and primary care growth and expansion plans. We may also need additional capital if we are unable to exit the ancillary network business or if we are unable to operate our urgent and primary care business profitably. Furthermore, if the profit we receive from our two business lines is not sufficient to cover our central overhead costs, we will also need additional capital. We cannot assure you that we will be able to obtain such financing in a timely manner, on favorable terms or at all.

If additional financing is not available on satisfactory terms or at all, we may be unable to expand our business or acquire new centers at our projected rate, or at all, and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results and may impose restrictions on the manner in which we operate our business. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Furthermore, if we are unable to obtain adequate capital, whether in the form of equity or debt, to fund our business and growth strategies we may be required to delay, scale back or eliminate some or all of our expansion plans, which may have a material adverse effect on our business, operating results, financial condition, or prospects.

There is no assurance that we will be successful in obtaining sufficient capital financing on commercially reasonable terms or at all, or, if we did obtain capital financing, that it would not be dilutive to current stockholders.

We may need to raise additional capital to satisfy our indebtedness.

Our indebtedness to Wells Fargo Bank, National Association, or Wells Fargo, under our credit agreements, which totaled $11.1 million at December 31, 2015, matures in part on June 1, 2016 ($5.0 million) and on October 1, 2016 (remainder). If we are unable to extend or refinance the Wells Fargo debt, we will need to raise additional capital to repay Wells Fargo on the applicable maturity dates. In addition, our indebtedness to sellers of urgent and primary care centers that we acquired in 2014 and 2015 now totals approximately $0.7 million and is payable at varying times and in varying amounts until June 2017. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, to repay our indebtedness or for any other purpose. Our failure to raise a sufficient amount of additional capital may significantly impact our ability to operate and expand our business and would create substantial doubt as to our ability to continue as a going concern.. For further discussion of our liquidity requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” included elsewhere in this report.

Our subleases, management services agreement and other contractual arrangements may not result in our realizing the financial benefits of direct ownership of Medac and may not be as effective as direct ownership in providing managerial control over Medac.

There is a risk that state authorities in some jurisdictions, including North Carolina, may find that certain of our contractual relationships, including those entered into in connection with the Medac Asset Acquisition, violate laws prohibiting the corporate practice of medicine and fee-splitting arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment and may prevent or limit the sharing or assignment of income generated by certain of our physicians. See “Business — Our Urgent Care and Primary Care Business — Government Regulation — Our Urgent and Primary Care Business — State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements.”

Under applicable state law, we are prohibited from directly owning an interest in a medical practice in North Carolina, including Medac. Accordingly, we are realizing the benefit of the Medac Asset Acquisition though our subleases, management services agreement and other contractual arrangements. These arrangements may not be as effective as direct ownership in providing us with the financial benefits of or managerial control over Medac. For example, with limited exceptions, the annual consideration due to us under the subleases, management services agreement and other contractual arrangements must be set in advance, which could result in our receipt of less than all of Medac’s annual earnings. Additionally, because we do not consolidate Medac for income tax purposes, we may be unable to receive the benefit of any tax losses accrued by Medac. In the event we or our contractual arrangements are found to violate applicable North Carolina law, such contractual arrangements could be deemed void and unenforceable as a matter of law, which may have a material adverse effect on our business, operating results, cash flow and financial condition.

If we had direct ownership of Medac, we would be able to exercise our rights as an equity holder directly to effect changes to the board of directors of Medac, which could effect changes at the management and operational levels. With our contractual arrangements, we may not be able to directly change the members of the board of directors of Medac and will have to rely on the rights provided in our subleases, management services agreement and other contractual arrangements for such purposes. The parties to our subleases, management services agreement and other contractual arrangements may have conflicts of interest with us or our stockholders, and they may not act in our best interests or may not perform their obligations under these contracts. Such risks will exist throughout the period in which we manage Medac through such contractual arrangements unless a change in the law is enacted. If any dispute relating to such contracts remained unresolved, we would have to enforce our rights under these contracts under state law through arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the legal system. Any such dispute could result in the ultimate termination of such contracts, which would require that we identify a new medical company to operate the clinical aspects of the business. Therefore, our subleases, management services agreement and other contractual arrangements may not be as effective in ensuring our financial rights or control over the relevant portion of Medac’s business operations as direct ownership would be.

We have experienced significant turnover in our senior management and our business may be adversely affected by the transitions in our senior management team or by our inability to effectively handle our transition and any future succession planning.

We are highly dependent on the executive leadership of our senior management and key employees and their extensive experience in the urgent and primary care industry, as well as their extensive knowledge of healthcare operations and center acquisitions. Our success depends, in large part, on the contributions and strategic vision of our senior management team as well as those other key personnel who manage our operations. In October 2014, we received resignation notices from our then-serving Chief Financial Officer and Principal Accounting Officer after we announced the relocation of our corporate headquarters from Dallas, Texas to Atlanta, Georgia; in April 2015, our President, Chairman and Chief Executive Officer, Richard W. Turner, Ph.D., died unexpectedly; in July 2015, our then-serving Chief Financial Officer announced his resignation; and in January 2016, our President and Chief Operating Officer announced his resignation. On January 8, 2016, our Board of Directors appointed Adam S. Winger to serve as our President and Chief Executive Officer and appointed James A. Honn to the additional position of Chief Operating Officer. Mr. Winger has continuously served us in several capacities during the period from July 2014 until January 2016, including as our Vice President of Acquisitions, Secretary, Interim Chief Financial Officer and General Counsel. Mr. Honn has served as our Chief Information Officer since April 2013. In March 2016, Robert Frye, our Controller and Principal Accounting Officer, was appointed to serve as our Interim Chief Financial Officer.

These transitions in our executive team have been disruptive to our business, and if we are unable to manage orderly transitions, our business may continue to be adversely affected. Additionally, the loss of other members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. The search for permanent replacements could also result in significant recruiting and relocation costs. If we fail to successfully attract and appoint a permanent Chief Financial Officer with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition.

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

A failure in or a breach of our operational or security systems or infrastructure, or those of the third party vendors and other service providers or other third parties with which we transact business, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses.

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

Although we have information security procedures and controls in place, our technologies, systems and networks and our payors’ systems may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our payors’ or other third parties’ confidential information.

Although we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if, they do occur, that they will be adequately addressed. We may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our business, or cyber-attacks or security breaches of our networks, systems or devices could have a material adverse effect on our business, results of operations or financial condition.

We may not be able to adequately secure or protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. For example, in 2015 a complaint was filed against us in the U.S. District Court for the Northern District of Alabama by American Family Care, Inc. and Irwin Holdings, LLC. The complaint alleged, among other things, that our use of the trade name “American CareSource” in the urgent and primary care business infringed upon their trademark, “American Family Care.” The parties settled the dispute and the court dismissed the case. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition, and results of operations could be adversely affected as a result.

The credit agreements governing our indebtedness contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit agreements contain restrictive covenants that limit our ability to, among other things:

•	incur additional secured indebtedness other than purchase money indebtedness not to exceed $1.5 million in the aggregate;

•	merge or consolidate with another entity;

•	pay dividends or make other distributions;

•	make additional investments in fixed assets in any year in excess of $1.5 million, unless such additional investments are made in connection with our acquisition of all or substantially all of another company’s fixed assets;

•	guarantee obligations of any other person or entity;

•	mortgage or pledge any of our assets except liens securing permitted purchase money indebtedness; or

•	make any loans or advances, excluding any loan or advance made to Medac Health Services, P.A., up to $1 million.

We also cannot assure you that any third party or unaffiliated guarantors will permit us to respond to changes in market conditions or pursue business opportunities.

The limitation on additional investments in fixed assets could limit our ability to execute our de novo clinic growth strategy if the lender does not waive compliance with this covenant. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund desired capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our credit agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of repayment.

Our ability to comply with the restrictions and covenants in our credit agreements may be affected by events beyond our control. For example, in April 2015, we received notice from Wells Fargo that an event of default had occurred under our July 2014 credit agreement following the unexpected death of our then President, Chairman and Chief Executive Officer, Dr. Richard W. Turner, who had guaranteed part of our indebtedness under the July 2014 credit agreement. Although that event of default was cured to the satisfaction of Wells Fargo, and Wells Fargo notified us that it will not enforce its rights and remedies related to Dr. Turner’s death, we cannot assure you that in the future we or our guarantors will be willing or able to comply with the restrictions and covenants in our credit agreements, or that any future events of default will be waived. In the event of a default under our credit agreements, the lender could terminate its commitment to lend or could accelerate the loan and declare all amounts borrowed due and payable. If any of these events occur, we could be forced to liquidate all or a portion of our assets, which might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our credit agreements or obtain needed waivers on satisfactory terms.

Our borrowing under our credit agreements exposes us to interest rate risk.

Our results of operations are exposed to interest rate risk associated with borrowing under our credit agreements, which bear interest at daily one month London Interbank Offered Rate, or LIBOR, plus 1.75%. By its nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations, cash flows available for working capital and capital expenditures, and our overall financial condition.

We may be adversely affected by prevailing economic conditions and financial, business and other factors beyond our control.

Our ability to attract and retain patients, invest in and grow our business and meet our financial objectives and obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the extent and severity of illness, the number of uninsured persons in the United States and inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

The financial instability of our patients, many of whom may be adversely affected by volatile economic conditions, could present a variety of risks that are beyond our control. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our centers may experience reductions in revenues, profitability or cash flow. This, in turn, could adversely affect our financial condition and liquidity. In addition, widespread and prolonged unemployment, notwithstanding the enforceability of the ACA could result in a substantial number of people becoming uninsured or underinsured. In turn, this may lead to fewer individuals pursuing or being able to afford our services. To the extent prevailing economic conditions result in fewer patients being treated, our business, results of operations, financial condition and cash flows could be adversely affected.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs. As of December 31, 2015, 2014 and 2013, our NOL carryforwards were approximately $31.6 million, $19.6 million and $14.5 million, respectively, which expire from 2025 through 2034. Our existing NOL carryforwards may be subject to limitations arising from previous ownership changes. Either alone, or when aggregated with past transactions, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. In the event we are deemed to experience such a change in control, we may not be able to utilize some or all of the NOL carryforwards for state or federal income tax purposes even if we attain profitability.

Risks Related to Our Urgent and Primary Care Business

We may not be able to implement successfully our growth strategy for our urgent and primary care business on a timely basis or at all, which could harm our business, financial condition and results of operations.

The growth of our urgent and primary care business depends on our ability to execute our plan to open and acquire new centers. Our ability to acquire and open profitable centers depends on many factors, including our ability to:

•	access capital to fund future acquisitions and preopening expenses;

•	successfully identify and secure leases for sites in desirable locations;

•	achieve brand awareness in new and existing markets;

•	manage costs, which could give rise to delays or cost overruns;

•	recruit, train, and retain qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other staff in our local markets;

•	obtain favorable reimbursement rates for services rendered at the centers;

•	successfully staff and operate new centers;

•	obtain all required governmental approvals, certificates, licenses and permits on a timely basis;

•	manage delays in the acquisition or opening of centers;

•	outperform local competitors; and

•	maintain adequate information systems and other operational system capabilities.

Further, applicable laws, rules and regulations (including licensure requirements) could negatively impact our ability to operate both new and existing centers.

Accordingly, we may not be able to achieve our planned growth or, even if we are able to grow our center base as planned, any new centers may not be profitable or otherwise perform as planned. Failure to implement successfully our growth strategy would likely have an adverse impact on our business, financial condition and results of operations.

We are operating a new business line, and management has limited experience operating such a line for us.

Our urgent and primary care business is a new business line for us, and members of our management team do not have substantial experience operating in this segment with our Company. As a result, our historical financial results may not be comparable to future results. Also, we may be subject to risks that we are unable to presently identify, such as regulatory risks. We cannot assure you that management will be able to profitably operate our urgent and primary care business. Such failure may have an adverse impact on our business, financial condition and results of operations.

The long-term success of our urgent and primary care business is highly dependent on our ability to successfully identify and acquire target centers and open new centers.

To achieve our growth strategy, we will need to acquire and open new centers and operate them on a profitable basis. We take into account numerous factors in identifying target markets where we can enter or expand.

The number and timing of new centers acquired and opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	the identification and availability of attractive sites for new centers and the ability to negotiate suitable lease terms;

•	our ability to successfully identify and address pertinent risks and benefits during acquisition due diligence;

•	the preparation of target centers’ financial statements using methods of accounting other than generally accepted accounting principles;

•	the proximity of potential sites to one of our or our competitors’ existing centers;

•	our ability to obtain required governmental licenses, permits and authorizations on a timely basis; and

•	our ability to recruit qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other personnel to staff our centers.

If we are unable to find and secure attractive target centers to expand in existing markets or enter new markets, our revenues and profitability may be harmed, we may not be able to implement our growth strategy and our financial results may be negatively affected.

Our acquisition, integration and opening of centers in new markets exposes us to various risks and may require us to develop new business models.

Our growth and profitability depend on our ability to successfully implement our growth strategy by expanding the number of centers we operate in both new and existing markets. We cannot assure you that our efforts to expand into new markets, particularly where we do not currently operate, will succeed. To operate in new markets, we may be required to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks.

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

The process of integration of an acquired center may subject us to a number of risks, including:

•	failure to successfully manage relationships with physicians and other staff of the acquired center;

•	demands on management related to the increase in size of our Company after the acquisition;

•	diversion of management attention from the operation of our business;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	regulatory and compliance risks;

•	difficulties in the assimilation and retention of employees;

•	inability to retain the physicians and other staff of the acquired center;

•	inability to establish uniform standards, controls, systems, procedures and policies;

•	inability to retain the patients of the acquired center;

•	inability to improve our operational systems sufficiently to support the expansion of our operations to achieve economies of scale in order to improve operating margins;

•	exposure to legal claims for activities of the acquired center prior to acquisition; and

•	incurrence of additional expenses in connection with the integration process.

If we are unable to successfully integrate acquired centers or if there are delays in integration, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Additionally, centers we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis. The cost of opening and operating new centers may exceed our budget, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences, and healthcare spending patterns that are more difficult to predict, identify or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets and after closing acquisitions to build brand awareness. We may find it more difficult in new markets to hire, and we may not be able to retain and motivate, qualified physicians, nurse practitioners, physician assistants, medical technologists and other personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may increase or be higher than anticipated.

As a result of any of the foregoing, any new or acquired centers may be less successful than expected, may not achieve target profit margins or our growth objectives and our reputation, business, financial condition and results of operations could be adversely affected.

If we open new centers in existing markets, revenue at our existing centers may be affected negatively.

The number and type of patients using our centers varies by location and depends on a number of factors, including population density, availability of other sources for convenient medical services, area demographics and geography. The opening of a new center in or near our existing centers could adversely affect the revenues of those existing centers. Existing centers could also make it more difficult to build our patient base for a new center in the same market. We may selectively open new centers in and around areas of existing centers that are operating at or near capacity to serve effectively our patients, but revenue cannibalization between our centers may become significant in the future as competition increases and as we continue to expand our operations. This could adversely affect our revenue growth, which could, in turn, adversely affect our business, financial condition, and results of operations.

We may be required to make capital expenditures in connection with our acquisitions to implement our growth strategy.

In order to effectively integrate our acquired centers, we may need to make significant capital expenditures to the interior and exterior of those centers. This may include making real property improvements and upgrading our medical equipment to serve our patients and remain competitive. Changing competitive conditions or the emergence of significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. Along these lines, if the systems and technology of our target centers differ from those we have chosen to utilize, we may be required to invest significant capital to either convert, terminate, or integrate the varying technology platforms. If we are unable to fund any such investment or otherwise fail to make necessary capital expenditures, our business, financial condition, and results of operations could be materially and adversely affected.

Damage to our reputation or our brand could negatively impact our business, financial condition and results of operations.

We must grow the value of our brand to be successful. We intend to develop a reputation based on the high quality of our medical services and clinic personnel, as well as on our unique culture and the experience of our patients in our centers. If we do not make investments in areas such as marketing and advertising, as well as the day-to-day investments required for center operations, equipment upgrades, and personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, patient disability or death due to medical malpractice or allegations of medical malpractice, failure to comply with federal, state, or local regulations, including allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation.

Our marketing activities may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness in the communities in which we provide services. As we open and acquire new centers, we expect to undertake aggressive marketing campaigns to increase community awareness about our presence and our service capabilities. We conduct our targeted marketing efforts in neighborhoods through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and various social media. If we are not successful in these efforts, we will have incurred expenses without materially increasing revenue.

The urgent and primary care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts.

The market for providing urgent care and primary care services is highly competitive. Our centers face competition from existing walk-in clinics, hospital emergency rooms, private doctors’ offices, freestanding emergency centers, independent laboratories, occupational medicine clinics, in-store clinics, and hospital- and payor-supported urgent care facilities, depending on the type of patient and geographic market. Our centers compete on the basis of quality, price, accessibility, and overall experience. We compete with national, regional, and local enterprises, many of which have greater financial and other resources available to them, greater access to physicians or greater access to potential patients. We also compete on the basis of our multistate, regional footprint, which we believe will be of value to both employers and third-party payors. As a result of the differing competitive factors within the markets in which we operate and will operate, the individual results of our centers may be adversely affected. If we are unable to compete effectively with any of these entities or groups, or we are unable to implement our business strategies, there could be a material adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to recruit and retain qualified physicians and other healthcare professionals for our urgent and primary care centers.

Our success depends upon our ability to recruit and retain qualified physicians, nurse practitioners, physician assistants, nurses, medical technologists and other staff. There is currently a national shortage of certain of these healthcare professionals. To the extent a significant number of physicians within an individual community or market decides to partner with our competitors and not with us, we may not be able to operate our centers in such community. We face competition for such personnel from existing urgent and primary care operators, hospital systems, entrepreneurial start-ups, and other organizations. This competition may require us to enhance wages and benefits to recruit and retain qualified personnel. Our inability to recruit and retain these professionals could have a material adverse effect on our ability to grow or be profitable.

We may not be able to prohibit or limit our physicians and other healthcare professionals from competing with us in our local markets.

In certain states in which we operate or intend to operate, non-compete, non-solicitation, and other negative covenants applicable to employment or ownership are judicially or statutorily limited in their effectiveness or are entirely unenforceable against physicians and other healthcare professionals. As a result, we may not be able to retain our patient relationships or protect our market share, operational processes or procedures, or limit insiders from using competitive information against us or competing with us, which could have a material adverse effect on our business, financial condition and ability to remain competitive.

We may be unable to enter into or maintain contracts for our urgent and primary care centers on favorable terms with commercial payors.

A significant portion of our net patient service revenue is derived from nongovernmental, third-party payors, or commercial payors, such as managed care organizations, commercial insurance providers and employer-sponsored healthcare plans. These commercial payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements include fee-for-service, PPOs and health maintenance organizations, as well as prepaid and discounted medical service packages and capitated, or fixed fee, contracts.

Frequently, commercial payors classify or may reclassify us as either a primary care or urgent care provider. Such distinctions may result in different payment and reimbursement structures. Such differences may result in increased costs to the patient through higher co-payments, deductibles and other cost-sharing mechanisms. If, due to our classification with commercial payors or to the structure of our contracts with such payors, patients are required to pay higher amounts out of pocket than they are at our competitors, we could experience a decrease in our patient volume which could have a material adverse effect on our business and our financial condition.

There is often pressure to renegotiate reimbursement levels, including, in particular, in connection with changes to Medicare. Frequently, commercial payors reimburse us based upon contracted discounts to our established base rates. If managed care organizations and other commercial payors reduce their rates or we experience a significant shift in our revenue mix toward Medicare or Medicaid reimbursements, then our revenue and profitability would be adversely affected and our operating margins would be reduced. Commercial payors often demand discounted fee structures, and the trend toward consolidation among commercial payors tends to increase their bargaining power over fee structures. Because some commercial payors rely on all or portions of Medicare fee schedules to determine payment rates, changes to government healthcare programs that reduce payments under these schedules may negatively impact payments from commercial payors. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial payors. For example, some of our competitors may negotiate exclusivity provisions with commercial payors or otherwise restrict the ability of commercial payors to contract with us. We may be excluded from participating in commercial payor networks, making it more expensive for certain patients to receive treatment at our centers. Our results of operations will depend, in part, on our ability to retain and renew managed care contracts as well as enter into new managed care contracts on terms favorable to us. Our inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

As various provisions of the ACA are implemented, commercial payors may increasingly demand fee reductions. In addition, there is a growing trend for commercial payors to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our centers. Patient volumes could be negatively impacted if we are unable to enter into or maintain acceptable contracts with such commercial payors, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Government healthcare programs may reduce reimbursement rates.

In recent years, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the healthcare system. Any change in the laws, regulations, or policies governing the healthcare system could adversely affect reimbursement rates and our operations and financial condition. Enacted in 2010, the ACA seeks to expand healthcare coverage, while increasing quality and limiting costs. The ACA substantially changes the way healthcare is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state healthcare reforms measures there could be limits to the amounts that federal and state governments will pay for healthcare services, which could result in reduced demand for, or profitability of, our services.

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

If payments from commercial or governmental payors are significantly delayed, reduced or eliminated, our business, prospects, results of operations and financial condition could be adversely affected.

We depend upon compensation from third-party payors for the services provided to patients in our centers. The amount that our centers receive in payment for services may be adversely affected by factors we do not control, including federal or state regulatory or legislative changes, cost-containment decisions and changes in reimbursement schedules of third-party payors. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

Additionally, the reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may reject, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that additional supporting documentation is necessary, or for other reasons. Retroactive adjustments by third-party payors may be difficult or cost prohibitive to appeal, and such changes could materially reduce the actual amount we receive from those payors. Delays and uncertainties in the reimbursement process may be out of our control and may adversely affect our business, prospects, results of operations and financial condition.

Significant changes in our payor mix resulting from fluctuations in the types of patients seen at our centers could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our results may change from period to period due to fluctuations in our payor mix. Payor mix refers to the relative amounts we receive from the mix of persons or entities that pay or reimburse us for healthcare services. Because we generally receive relatively higher payment rates from commercial payors than from governmental payors or self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or patients whose treatment is paid in whole or part by a governmental payor, which could occur for reasons beyond our control, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to bill timely or accurately for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for our services is often complex and time consuming. The practice of providing medical services in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients and various forms of commercial insurance providers. Billing requirements that must be met prior to receiving payment for services rendered often vary by payor. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement is typically dependent on our providing the proper procedure and diagnosis codes.

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

The complexity associated with billing for our services may lead to delays in our cash collections, resulting in increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debt expense.

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

Because we accept electronic payment cards for payments at our facilities, we may incur costs resulting from related security risks in connection with the electronic processing of confidential information by our partner banks. Recently, several large national banks have experienced potential or actual breaches in which similar data has been or may have been stolen. Such occurrences could cause patient dissatisfaction resulting in decreased visits or could also distract our management team from the management of the day-to-day operations.

A successful challenge by tax authorities to our treatment of certain healthcare providers as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these healthcare providers.

Certain of our physicians and other licensed healthcare providers are engaged as independent contractors by our operating subsidiaries. Because these personnel are treated as independent contractors rather than as employees, our operating subsidiaries do not (i) withhold federal or state income taxes or other employment related taxes from their compensation, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. Although we have contracts with these physicians and other licensed healthcare providers obligating them to pay these taxes and other costs, if a challenge to our treatment of these physicians and other licensed healthcare providers as independent contractors by federal or state authorities were successful and they were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these physicians and other personnel and have a material adverse effect on our business, financial condition and results of operations.

Currently, our centers are located in Georgia, Florida, Alabama, North Carolina and Virginia, making us particularly sensitive to regulatory, economic, and other conditions in those states.

Our current centers are located in Georgia, Florida, Alabama, North Carolina and Virginia. If there were an adverse regulatory, economic or other development in any of those states, our patient volume could decline, our ability to operate our centers under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business may be adversely affected by CMS’ adoption of a new coding set for diagnoses.

CMS required all healthcare providers covered by HIPAA, including our centers, to transition to the new ICD-10 coding system beginning October 1, 2015. The ICD-10 coding system greatly expands the number and detail of billing codes used for claims compared to the existing International Classification of Diseases, Ninth Revision, or ICD-9, coding system. Transition to the ICD-10 system may require significant and continued investment to train staff and physicians on the updated coding practices. In addition, it is possible that our centers could experience disruption or delays in reimbursement due to technical or coding errors or other implementation issues involving our systems, the systems or processes of our revenue cycle vendors, or those of our payors. Further, the ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in our patients being assigned lower levels of reimbursement than were assigned under the ICD-9 coding system. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business is seasonal, which impacts our results of operations.

Our centers’ patient volumes are sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

Risks Related to Our Legacy Business

We may not be able to successfully complete the disposition of our ancillary network business to HealthSmart, or at all.

To focus our attention and resources on our urgent and primary care business, on October 1, 2014, we entered into a management services agreement with our largest ancillary network client, HealthSmart. Under the management services agreement, HealthSmart manages and operates our ancillary network business. The agreement also provides that at any time between October 1, 2016 and the expiration date of the management services agreement, HealthSmart may purchase, or we may require that HealthSmart purchase, our ancillary network business. Although HealthSmart’s option to purchase and our option to sell the ancillary network business do not become exercisable until October 1, 2016, we are currently in negotiations with HealthSmart to facilitate a disposition of our ancillary network business. See “Business—Ancillary Network—Management Services Agreement.”

Consummation of a disposition to HealthSmart, whether pursuant to the management services agreement or the current negotiations, would be subject to a number of conditions, including entering into a binding agreement with HealthSmart to acquire our ancillary network business. There can be no assurance that we will be successful in negotiating such an agreement on terms that will be favorable to us and our stockholders, if at all, or that the other conditions to closing will be satisfied. Accordingly, there is no assurance that HealthSmart will purchase our ancillary network business. If we do not consummate the disposition, we expect to market the business for sale to parties other than HealthSmart or expeditiously wind down the business.

If a disposition of our ancillary network business to HealthSmart is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	having to pay costs relating to the operation and eventual disposition or wind down of the ancillary network business, including approximately $2.8 million to providers as well as legal, accounting, financial advisor and other expenses attributable to such operations;

•	focusing our management on the operation of the ancillary network business and eventual disposition or wind down, which could lead to the disruption of our ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with patients, regulators, vendors and employees, or could otherwise adversely affect our operations and financial results, without realizing any of the benefits of having the disposition of the ancillary network business completed; and

•	the possible incurrence of penalties, charges or other expenses to us in connection with our management services agreement or client contract with HealthSmart that would otherwise be settled by a disposition to HealthSmart.

Any of the foregoing could materially and adversely affect our business, results of operations and financial condition, as well as the price of our stock.

One client accounts for a substantial portion of our ancillary network business.

HealthSmart is our largest client and the manager of our ancillary network business. The loss of this client or significant declines in the level of use of our services by this client, would have a material adverse effect on our business and results of operations. Although we have entered into a management services agreement with HealthSmart to manage our ancillary network business, there is no assurance that it will continue to use our ancillary network services as a customer at the same or greater level as it did in 2014. The initial term of our current payor contract with HealthSmart, which is unrelated to our management services agreement, terminates on October 1, 2017, and there is no assurance that it will be extended beyond that date.

Large competitors in the healthcare industry may choose to compete with us, reducing our margins. Some of these potential competitors may be our current clients.

Traditional health insurance companies, specialty provider networks, and specialty healthcare services companies are potential competitors of our ancillary network business. These entities include well-established companies that may have greater financial, marketing and technological resources than we have. Pricing pressure caused by competition has caused many of these companies to reduce the prices charged to clients for core services and to pass on to clients a larger portion of the formulary fees and related revenues received from service providers. Increased price competition from such companies’ entry into the market could reduce our margins and have a material adverse effect on our financial condition and results of operations. In fact, our clients could choose to establish their own network of ancillary care providers. As a result, we would not only lose the benefit of revenue from such clients, but we could face additional competition in our market.

Fluctuations in the number and types of claims we process in our ancillary network business could make it more difficult to predict our net revenues in our ancillary network business from quarter to quarter.

Monthly fluctuations in the number and types of claims we process will impact our quarterly and annual results. Our margins vary depending on the type of ancillary healthcare service provided, the rates associated with those services and the overall mix of these claims, each of which will impact our profitability. Consequently, it may be difficult to predict the net revenue from our ancillary network business from one quarter to another quarter.

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

Our ancillary network business is dependent upon payments from third-party payors which may reduce rates of reimbursement.

Our ability to achieve profitability in our ancillary network business depends, in part, on payments made by third-party payors. Competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement in recent years. If continuing, these trends could adversely affect our results of operations and decrease profitability unless we can implement measures to offset the loss of revenues. In addition, changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to our clients for the services provided through us, and consequently, the amount these clients would be willing to pay for our services. Also, under the medical loss ratio, or MLR, regulations included in the ACA, it is possible that a portion of the fees our existing and prospective payors are contractually required to pay us and that do not qualify as “incurred claims” may not be included as expenditures for activities that improve health care quality. Such a determination may make it more difficult for us to retain existing clients or add new clients, because our clients’ or prospective clients’ MLR may otherwise not meet the specified targets. This may reduce our net revenues and profit margins.

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

The length of the current sales cycle may impede efforts to add new client accounts.

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

We are dependent on HealthSmart to operate our ancillary network business. We have no employees in our ancillary network business and the individuals who perform services for us are employees of our manager. Our manager may terminate our management agreement at any time after October 1, 2017, or before that date with 90 days’ advanced written notice, and we may not be able to find a suitable replacement in a timely manner, at a reasonable cost, or at all. We are also subject to the risk that our manager will not manage our ancillary network business in a manner that is in our best interests, particularly because HealthSmart operates its own preferred provider network that competes for clients with our ancillary network.

Additionally, we pay our manager cash fees for the services it provides in managing our ancillary network business. The payment of these fees may impact the amount of cash available for investment in our urgent and primary care business. We cannot assure you that, after payment of these fees, our ancillary network business will be profitable.

If our ancillary network business is sold to HealthSmart under the terms provided for in our management services agreement, the business may not generate net profits sufficient for us to be paid the full purchase price.

Under the terms of the asset purchase agreement that was negotiated with HealthSmart in conjunction with our entry into the management services agreement, if HealthSmart buys the ancillary network business it will be obligated to pay the purchase price to us only from the net profits generated by the ancillary network business after closing. Accordingly, we will be dependent on the ancillary network business, and HealthSmart’s operation thereof, to generate net profits sufficient to pay the full purchase price to us. Consequently, there is no assurance that we will receive the full purchase price for the ancillary network business if it is sold to HealthSmart. See “Business — Ancillary Network Business — Management Services Agreement.”

Our manager may be subject to conflicts of interest.

Our manager has potential conflicts of interest in its management of our ancillary network business. Circumstances under which a conflict could arise between us and our manager include:

•	the receipt of compensation by our manager for services for us and costs incurred, which may cause our manager to engage in transactions or incur costs that generate higher fees, rather than transactions that are more appropriate or beneficial to our business;

•	taking actions that are beneficial to our manager’s preferred provider network that are detrimental to our ancillary network business;

•	taking actions that benefit our manager in its capacity as our client which are not beneficial to our ancillary network business; and

•	some of our clients are competitors of our manager, and our manager may take actions that are not in the best interests of those clients.

We are also subject to the risk that our manager will not manage our ancillary network business in a manner that is in our best interests, particularly because HealthSmart operates its own preferred provider network that competes for clients with our ancillary network.

Risks Related to Our Regulatory Environment

The healthcare industry is heavily regulated, and if we fail to comply with these laws and government regulations we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors, patients and clients, our marketing activities and other aspects of our operations. If we fail to comply with these laws and regulations, we could be exposed to civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from government healthcare programs. Any action against us for violation of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Our physicians and other licensed healthcare providers are also subject to ethical guidelines and operating standards of professional and private accreditation agencies.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future, and these changes may materially and adversely affect our business. Furthermore, a review of our business by regulatory or accreditation authorities could result in determinations that could adversely affect our operations.

Our urgent and primary care centers are and will be subject to numerous statutes and regulations in the states in which we operate now or in the future and the failure to comply with these laws and regulations could result in civil or criminal sanctions.

The operation of urgent and primary care centers subjects us, and will subject us, to many state laws and regulations. In general, states, whether directly or through boards, agencies or other delegated authorities, regulate the ownership and dispensing of controlled substances, the retention and storage of medical records, the ownership and management of entities engaged in healthcare services, patient privacy and protection of health information, the licensure of healthcare providers, and the clinical supervision by physicians of nurse practitioners and physicians assistants, training, client monitoring and supervision of staff, among other aspects of our operations. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

Additional regulation of centers such as ours has been proposed in several states. The adoption of any such regulations in the states in which we operate now or in the future could force us to change our operational or transactional approach or lead to a finding by regulators that we do not meet legal requirements. We may be subject to criminal prosecution, regulatory fines, penalties or other sanctions if our operations or centers are found to not comply with applicable laws and regulations. In addition, we may be required to refund all funds received from patients and third-party payors during the period of noncompliance.

Although we monitor compliance concerns on a corporate level and at each center, and seek to institute best practices on compliance matters, we do not have a dedicated chief compliance officer whose sole job is to monitor and manage compliance matters. Consequently, we may not immediately identify practices that need to be changed or remediated. Further, as we integrate acquired centers, we seek to ensure they comply with the relevant regulations, but we cannot assure you that compliance or regulatory issues will not arise.

Failure to comply with laws and regulations governing us and the centers we manage could result in civil or criminal sanctions, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

State regulation of the expansion of urgent and primary care centers could prevent us from reaching our expansion objectives.

Many states have certificate of need programs that require some level of prior approval for the development, acquisition or expansion of certain healthcare facilities. Although the states where our current centers operate do not require that we obtain a certificate of need to acquire or operate our centers, in the event we choose to acquire or open centers in a state that does require such approval, we may be required to obtain a certificate of need before the acquisition or opening occurs. If we are unable to obtain such approvals, we may not be able to move forward with the planned activity.

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

Numerous state and federal laws also apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients be handled in a manner that complies with applicable security and privacy standards.

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

The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the ACA into law, which made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits for the uninsured and underinsured population of the United States.

Because of the continued uncertainty about the implementation of various provisions of the ACA, we cannot predict with any certainty the impact of the ACA on our business models, prospects, financial condition and results of operations. Also, Congress and state legislatures may continue reviewing and assessing alternative healthcare delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the healthcare system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition and results of operations. Continued efforts to shift healthcare costs to the patient (through co-payments, deductibles, and other mechanisms) could adversely affect our business, financial condition and results of operations.

If we are required to restructure our arrangements with physicians because of current or future laws, we may incur additional costs, lose contracts or suffer a reduction in net revenue.

Various laws bear on our relationships with the physicians staffing our urgent and primary care centers. Authorities in some states could find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment, but they may also prevent the sharing of professional services income with non-professional or business interests. Approximately 30 states have some form of corporate practice of medicine restrictions, and, as we continue to expand into new markets, our current business model may implicate these restrictions. Two of the states in which we currently operate, Georgia, and North Carolina, have adopted certain corporate practice of medicine restrictions against non-professional entities. Although we believe we are currently in material compliance with applicable law, including with respect to the corporate practice of medicine and fee-splitting, regulatory authorities or other parties, including our employed and contracted physicians, or our physicians, may assert that, among other things, our state-level operating subsidiaries are impermissibly engaged in the practice of medicine. In that event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to modify our organizational structure, any of which could have a material adverse effect on our business and our ability to execute our growth strategy. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of our debt or require the refinancing of such debt.

We are subject to the data privacy, security and breach notification requirements of HIPAA, HITECH and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions.

Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, HHS has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to the use and disclosure of such information by “covered entities.” The Company and each of our centers are considered covered entities under HIPAA. We have taken actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we are in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA-covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information, or PHI, or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

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

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1.5 million in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS, in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA-covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

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

Since 1992, Medicare has paid for the “medically necessary” services of physicians, non-physician practitioners, and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B coverage. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. The RVUs are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

Historically, CMS was required to limit the growth in spending under the physician fee schedule by a predetermined sustained growth rate, or SGR. Congress typically responded to these automatic physician payment cuts with a series of temporary fixes. On April 16, 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was enacted which includes permanent repeal of the SGR formula. With MACRA, the long sought after goal of permanently repealing the SGR was achieved and overrides a 21.2% across-the-board cut in Medicare physician payments that briefly took effect on April 1, 2015. Under MACRA, physician payment updates are to be linked to quality and value measurement and participation in alternative payment models. Enactment of MACRA and repeal of the SGR could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

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

Because we currently accept funds from governmental healthcare programs, we are subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into several types of financial relationships with physicians who staff our urgent and primary care centers, including compensation arrangements. We believe that the compensation arrangements under our employment agreements and independent contractor agreements satisfy one or more exceptions to the Stark Law. Although we believe that the compensation provisions included in our written physician agreements, which are the result of arm’s length negotiations, result in fair market value payments for medical services rendered or to be rendered, an enforcement agency could nevertheless challenge the level of compensation that we pay our physicians.

The ownership of our stock by any of our physicians will constitute a “financial relationship” for purposes of the Stark Law. As a result, in order to bill Medicare for the designated health services referred by such physician stockholder, we must qualify for one or more exceptions to the Stark Law. Although an exception exists for publicly traded securities, we will not qualify until our stockholders’ equity exceeds $75.0 million at the end of our most recent fiscal year or on average during the previous three years. If we are unable to qualify for another exception to the Stark Law, we will not be entitled to bill Medicare for services rendered by a physician stockholder. As a result, we may suffer losses to our net revenue. Further, it may become necessary for us to perform regular compliance tests to determine which, if any, of our physicians own our stock, and, if so, to determine whether or not we meet an applicable exception to the Stark Law. Such efforts could have a material adverse effect on our business and our ability to compensate physicians, and could result in damage to our reputation.

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

False Claims Act

The federal civil FCA prohibits providers from, among other things, (i) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (ii) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (iii) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim as well as possible expulsion from participation in the Medicare and Medicaid programs.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that results from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties statute prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program.

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the operation of our business.

The Office of Inspector General, or OIG, is authorized to seek different amounts of civil monetary penalties and assessments based on the type of violation at issue. For example, in a case of false or fraudulent claims, the OIG may seek a penalty of up to $10,000 for each item or service improperly claimed, and an assessment of up to three times the amount improperly claimed. In a kickback case, the OIG may seek a penalty of up to $50,000 for each improper act and damages of up to three times the amount of remuneration at issue (regardless of whether some of the remuneration was for a lawful purpose).

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use EHR technology. HHS uses PECOS to verify Medicare enrollment prior to making EHR incentive program payments. If our professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

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

Risks Related to Ownership of Our Securities

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

From time to time, we may issue shares of our common stock or other securities that are convertible into or exercisable for common stock in the future in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes, resulting in the dilution of the ownership interests of our stockholders at that time. At December 31, 2015, we had outstanding options to purchase an aggregate of 962,400 shares of our common stock at a weighted average exercise price of $2.92 per share, warrants to purchase an aggregate of 13,167,397 shares of our common stock at a weighted average exercise price of $0.85 per share (assumes adjustment of exercise price for warrants to purchase 249,990 shares is approved by stockholders) and 1,575,320 shares of our common stock reserved for issuance under our 2005 Stock Option Plan and our Amended and Restated 2009 Plan.

On August 12, 2015, we issued warrants to purchase 300,000 shares of our common stock in connection with the guarantee of our indebtedness at an initial exercise price of $1.70 per share. The exercise prices of the warrants to purchase 800,000 shares of our common stock that were issued on July 30, 2014 at an initial exercise price of $3.15 per share and to purchase 960,000 shares of our common stock that were issued on December 4, 2014 at an initial exercise price of $2.71 per share and the warrant to purchase 50,010 shares issued on August 12, 2015 to an individual who is not an officer or director of the Company have been adjusted downward to $1.46 per share to reflect the closing price of our common stock on August 28, 2015, the date restricted stock was awarded to our directors pursuant to our director compensation plan. The adjustment resulted from our issuing such restricted stock at a price per share less than the exercise price of such warrants. Holders of warrants representing substantially all of the shares issuable under the July 2014 warrants have waived any adjustment in the number of shares that could be purchased pursuant to their warrants as a result of the change in the exercise price. The adjusted exercise price of the December 4, 2014 warrants and the warrant for 50,010 shares issued on August 12, 2015 have been further adjusted to $0.70, the public offering price of the Class A Units in our December 2015 offering. If our stockholders approve certain anti-dilution provisions of the August 12, 2015 warrants to purchase 249,990 shares issued to Mr. Pappajohn and Mr. Oman, the exercise price of those warrants will also be adjusted to $0.70 per share, the public offering price of the Class A Units in our December 2015 offering. We intend to seek such stockholder approval at our 2016 annual meeting of stockholders. The exercise of such outstanding awards and warrants, the issuance of future awards under our 2005 Stock Option Plan and Amended and Restated 2009 Plan, the exercise of Warrants or conversion of Series A Preferred sold in our December 2015 offering, or the future issuance of any such additional shares of common stock, will result in further dilution of your investment and may create downward pressure on the trading price of the common stock. There can also be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on The NASDAQ Capital Market, and new investors could gain rights superior to those of our stockholders at that time.

Our executive officers, directors and principal stockholders have significant voting power.

As of December 31, 2015, our executive officers, directors and holders of more than 5% of our outstanding common stock together beneficially owned approximately 87% of our common stock (including shares underlying currently exercisable warrants and options). As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would be able to control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and Board of Directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

The price at which our common stock trades may be volatile. The stock market can experience significant price and volume fluctuations that have affect the market prices of securities, including securities of healthcare companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	factors affecting our industry and competitors;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in healthcare laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters;

•	general economic and stock market conditions; and

•	other risk factors described in this “Risk Factors” section.

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

We do not pay dividends on our shares of common stock and currently intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future and our credit agreements limit our ability to pay dividends. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

Our common stock may be delisted from The NASDAQ Capital Market, which may make it more difficult for you to sell your shares.

Our common stock is listed on The NASDAQ Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The NASDAQ Capital Market.

On May 21, 2015, we received a letter from NASDAQ indicating that as of March 31, 2015, our reported stockholders’ equity of $407,000 did not meet the $2.5 million minimum required to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1). The letter further stated that as of May 20, 2015 we did not meet either of the alternatives of market value of listed securities or net income from continuing operations.

Under NASDAQ rules, we submitted a plan to NASDAQ to regain compliance, which NASDAQ accepted, granting us until November 17, 2015 to evidence compliance. However, because we were unable to raise equity capital as we anticipated, we did not evidence compliance with NASDAQ Listing Rule 5550(b)(1) by November 17, 2015. On November 18, 2015, we received a letter from NASDAQ stating that we had not regained compliance with the continued listing requirements of The NASDAQ Capital Market. As a result, NASDAQ determined that our common stock would be delisted from The NASDAQ Capital Market effective November 30, 2015. We appealed that determination which stayed the delisting of our common stock until the appeal was heard on January 14, 2016 by the NASDAQ Hearings Panel. Following the hearing, the NASDAQ Hearings Panel continued our listing through May 16, 2016 in order to allow us to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.

On January 8, 2016, we received a deficiency letter from NASDAQ indicating that as of January 8, 2016, our common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive days in violation of NASDAQ Listing Rule 5550(a)(2). The notification had no immediate effect on the listing of our common stock on The NASDAQ Capital Market and our common stock is continuing to trade on The NASDAQ Capital Market. Under NASDAQ rules, we were granted a 180-day period within which to regain compliance. If at any time during this compliance period, the closing bid price of our listed securities is at least $1.00 per share for at least ten consecutive business days, NASDAQ will provide us with written confirmation of compliance and the matter will be closed. If we have not regained compliance within the 180-day period, we may be eligible for an additional 180 days to regain compliance if certain additional requirements are met, including our providing written notice to NASDAQ of our intention to cure the deficiency by effecting a reverse stock split.

We cannot assure you that NASDAQ will deem us to be in compliance with either of these listing standards and continue the listing of our common stock on The NASDAQ Capital Market. Moreover, our losses are continuing and, even if NASDAQ permits listing of our common stock to continue, we may not be able to continue to satisfy this listing standard in the future. Accordingly, we will likely need to raise additional equity financing to satisfy the NASDAQ minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market in the future.

Delisting from The NASDAQ Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investor interest business development opportunities.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

The market price of our common stock in the future may be affected by different factors than in the past.

With our entry into the urgent and primary care line of business and our plans to exit the ancillary network business, the market price of our common stock in the future may be impacted by different factors than those that have affected the market price of our common stock in the past.

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

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

We may not have an active market for our common stock and, as a result, it may be difficult for you to sell your shares of our common stock.

Despite our current listing on The NASDAQ Capital Market, there may not be a meaningful, consistent, trading market for our common stock. Generally, trading in our common stock has been limited. An inactive market may impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We cannot predict with any certainty the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may fall. If we do not have an active market for our common stock, it may be difficult for investors to sell their shares without depressing the market prices for the shares or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On October 29, 2014, ACSH Service Center, LLC, or ACSH, one of our wholly-owned subsidiaries, entered into a lease, commencing on November 1, 2014, with John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), a wholly-owned subsidiary of Manulife Financial Corporation, of a 9,748 square foot suite in The Proscenium building located at 1170 Peachtree Street in Atlanta, Georgia. Under the lease, the rent to be paid increases from $29.75 per square foot in year one to $33.65 per square foot in year six of the lease. The initial term of the lease is 66 months, unless terminated earlier or extended in accordance with the lease agreement. The lease may be terminated early by the landlord upon the occurrence of an event of default by us, including, but not limited to, the failure to pay rent when due and a breach under the lease agreement that is not cured by us within 30 days of notice from the landlord of such breach. Under the lease agreement, we have the right, upon written notice to the landlord at least nine months prior to the expiration of the initial term, to renew the term for an additional five years. The obligations under the lease agreement are guaranteed by the Company.

Effective March 17, 2016, ACSH entered into an agreement with LeClair Ryan, PC to sublease to LeClair Ryan approximately 9,748 square feet of office space at The Proscenium, 1170 Peachtree Street, Suite 2350, Atlanta, Georgia 30309. The term of the sublease is from March 16, 2016 through April 30, 2020. The rent for the period of the sublease from April 1, 2016 through September 30, 2016 is at a rate of $12,591 per month, rent from October 1, 2016 through March 31, 2017 is at a rate of $25,182, and rent for subsequent annual periods (beginning April 1) increases by approximately 2.9% annually. The terms of the sublease are subordinate to the terms of a master lease between ACSH and John Hancock, which consented to the sublease on March 17, 2016.

Effective March 17, 2016, ACSH entered into an agreement with Skanska USA Building, Inc. (“Skanska”) to sublease from Skanska approximately 4,942 square feet of office space at 55 Allen Plaza, 55 Ivan Allen Jr. Boulevard, Atlanta, Georgia 30308. The term of the sublease is from March 16, 2016 through June 15, 2019, and ACSH has an option to extend the term of the sublease to April 30, 2020 upon nine months’ written notice to Skanska. The rent for the period of the sublease through February 28, 2017 is at a rate of $8,236 per month, and rent for subsequent annual periods (beginning March 1) increases by approximately 2.4% annually. The terms of the sublease are subordinate to the terms of a master lease between Skanska and TR 55 Allen Plaza LLC. The sublease is guaranteed by the Company.

We currently operate 13 urgent and primary care centers in the following locations:

Location	Number of Facilities
Hueytown, Alabama	1
Rainbow City, Alabama	1
Springville, Alabama	1
Decatur, Georgia	1
Locust Grove, Georgia	1
Panama City, Florida	1
Panama City Beach, Florida	1
Wilmington, North Carolina	4
Gainesville, Virginia	1
Fairfax, Virginia	1

Our centers range in size from approximately 2,500 to 15,000 square feet and are generally equipped with x-ray and laboratory equipment. All of our centers are leased under operating or capital leases for terms ranging from 1 to approximately 25 years, with options to renew from 0 to 10 years. We consider all of our centers to be well suited for our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2015, we were not a party to any legal proceeding that, in our management’s opinion, could have a material effect on our financial position or results of operations. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “GNOW.”

The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on The NASDAQ Capital Market from January 1, 2014 through December 31, 2015.

	High	Low
2015
Fourth Quarter	$1.50	$0.41
Third Quarter	$1.80	$1.17
Second Quarter	$3.88	$1.29
First Quarter	$3.48	$2.27
2014
Fourth Quarter	$3.11	$2.06
Third Quarter	$3.99	$2.89
Second Quarter	$3.75	$1.61
First Quarter	$2.32	$1.54

On May 21, 2015, we received a letter from NASDAQ indicating that as of March 31, 2015, our reported stockholders’ equity of $407,000 did not meet the $2.5 million minimum required to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1). The letter further stated that as of May 20, 2015 we did not meet either of the alternatives of market value of listed securities or net income from continuing operations.

Under NASDAQ rules, we submitted a plan to NASDAQ to regain compliance, which NASDAQ accepted, granting us until November 17, 2015 to evidence compliance. However, because we were unable to raise equity capital as we anticipated, we did not evidence compliance with NASDAQ Listing Rule 5550(b)(1) by November 17, 2015. On November 18, 2015, we received a letter from NASDAQ stating that we had not regained compliance with the continued listing requirements of The NASDAQ Capital Market. As a result, NASDAQ determined that our common stock would be delisted from The NASDAQ Capital Market effective November 30, 2015. We appealed that determination which stayed the delisting of our common stock until the appeal was heard on January 14, 2016 by the NASDAQ Hearings Panel. Following the hearing, the NASDAQ Hearings Panel continued our listing through May 16, 2016 in order to allow us to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.

On January 8, 2016, we received a deficiency letter from NASDAQ indicating that as of January 8, 2016, our common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive days in violation of NASDAQ Listing Rule 5550(a)(2). The notification had no immediate effect on the listing of our common stock on The NASDAQ Capital Market and our common stock is continuing to trade on The NASDAQ Capital Market. Under NASDAQ rules, we were granted a 180-day period within which to regain compliance. If at any time during this compliance period, the closing bid price of our listed securities is at least $1.00 per share for at least ten consecutive business days, NASDAQ will provide us with written confirmation of compliance and the matter will be closed. If we have not regained compliance within the 180-day period, we may be eligible for an additional 180 days to regain compliance if certain additional requirements are met, including our providing written notice to NASDAQ of our intention to cure the deficiency by effecting a reverse stock split.

We cannot assure you that NASDAQ will deem us to be in compliance with either of these listing standards and continue the listing of our common stock on The NASDAQ Capital Market. Moreover, our losses are continuing and, even if NASDAQ permits listing of our common stock to continue, we may not be able to continue to satisfy this listing standard in the future. Accordingly, we will likely need to raise additional equity financing to satisfy the NASDAQ minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market in the future.

See “Risk Factors — Risks Related to Ownership of Our Securities — Our common stock may be delisted from The NASDAQ Capital Market, which may make it more difficult for you to sell your shares.”

Holders

As of December 31, 2015, according to the records of our transfer agent, we had 135 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock for the foreseeable future. We currently plan to retain any earnings to support the operation, and to finance the growth, of our urgent and primary care business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

This Item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We engage in two lines of business: our urgent and primary care business, which we operate under the tradenames GoNow Doctors and Medac, and our legacy ancillary network business. These lines of business are supported through a shared services function.

On November 2, 2015 we commenced efforts to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart, in order to continue our focus on our urgent and primary care business. Assuming we reach mutually agreeable terms with HealthSmart, we anticipate closing the transaction in 2016. Accordingly, we have concluded that the ancillary network business qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our consolidated balance sheets as held for sale as of December 31, 2015 and 2014. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

Our Urgent and Primary Care Business

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, three of which are in Georgia, two in Florida, three in Alabama and two in Virginia. In December 2015, we completed a key asset acquisition with a four-site urgent care operator in North Carolina.

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

Patients typically visit our centers on a walk-in basis when their condition is not severe enough to warrant an emergency visit, when they do not have a relationship with a primary care provider, or when treatment by their primary care provider is inconvenient. We also attempt to capture follow-up, preventative and general primary care business after walk-in visits. The services provided at our centers include, but are not limited to, the following:

•	routine treatment of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia, urinary tract infections, and other conditions typically treated by primary care providers,

•	treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

•	minor, non-emergent surgical procedures, including suturing of lacerations and removal of foreign bodies;

•	diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and

•	occupational and industrial medical services, including drug testing, workers’ compensation cases, and pre-employment physical examinations.

Our centers generally are equipped with digital x-ray machines, electrocardiograph machines and basic laboratory equipment, and are generally staffed with a combination of licensed physicians, nurse practitioners, physician assistants, medical support staff, and administrative support staff. Our medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

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

In keeping with our retail approach to the business, in the fourth quarter of 2015, we initiated a rebranding campaign with our new tradename, GoNow Doctors. We believe our new name and logo will enable us to effectively market our services in our existing and target communities.

We intend to use this name in all states except North Carolina. The trade name acquired in our December 2015 transaction, Medac, has been the trusted brand for urgent care services in the Wilmington, North Carolina market for over 30 years. As a result, we will retain the Medac name and will continue use of the name throughout our North Carolina expansion. We believe our new logo and tradenames will enable us to effectively market our services in our existing and target communities.

We intend to grow our urgent and primary care business by developing and acquiring new centers in strategic areas located in the eastern and southeastern United States, by expanding our service offerings in our existing centers, by increasing the volume of patients treated in our centers through advertising and other efforts, and by improving overall operating efficiency in our centers.

Our Legacy Business

We concluded that our legacy ancillary network business qualifies as discontinued operations. Accordingly, the financial results from the ancillary network business for the years ended December 31, 2015 and 2014 are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of December 31, 2015 and 2014. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations. Our ancillary network business offers cost containment strategies to our payor clients, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers. This service is marketed to a number of healthcare companies including TPAs, insurance companies, large self-funded organizations, various employer groups and PPOs. We are able to lower the payors’ ancillary care costs through our network of high quality, cost effective providers that we have under contract at more favorable terms than the payors can generally obtain on their own.

Payors route healthcare claims to us after service is performed by participant providers in our network. We process those claims and charge the payor according to an agreed upon, contractual rate. Upon processing the claim, we are paid directly by the payor or the insurer for the service. We then pay the medical service provider according to a separately negotiated contractual rate. We assume the risk of generating positive margin, which is calculated as the difference between the payment we receive for the service from the payor and the amount we are obligated to pay the service provider.

On October 1, 2014, we entered into a management services agreement with HealthSmart. Under the management services agreement, HealthSmart manages the operation of our ancillary network business, subject to the supervision of a five-person oversight committee comprised of three members selected by us and two members selected by HealthSmart. As a result of this arrangement, we no longer employ the workforce of our ancillary network business. Under the management services agreement, HealthSmart operates our ancillary network business for a management fee equal to the sum of (a) 35% of the net profit derived from operation of our ancillary network business, plus (b) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services. For purposes of the fee calculation, the term “net profit” means gross ancillary network business revenue, less the sum of (x) the provider payments and administrative fees and (y) 120% of all direct and documented operating expenses and liabilities actually paid during such calendar month by HealthSmart in connection with providing its management services. Any remaining net profit accrues to us on a monthly basis, which we recognize as service agreement revenue. During the term of the agreement, HealthSmart is responsible for the payment of all expenses incurred in providing the management services with respect to our ancillary network business, including personnel salaries and benefits, the cost of supplies and equipment, and rent. The initial term of the management services agreement was three years, and it will terminate upon the consummation of the disposition of the ancillary network business.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth a comparison of consolidated statements of operations by our business segments and shared services for the respective years ended December 31, 2015 and 2014 (certain prior year amounts have been reclassified for comparability purposes).

	2015				2014				Change
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	$	%
Net revenues	$10,024	$19,027	$-	$29,051	$3,906	$23,146	$-	$27,052	$1,999	7%
Operating expenses:
Ancillary network provider payments	-	14,150	-	14,150	-	16,241	-	16,241	(2,091)	-13%
Ancillary network administrative fees	-	1,052	-	1,052	-	1,127	-	1,127	(75)	-7%
Ancillary network other operating costs	-	4,214	-	4,214	-	903	-	903	3,311	367%
Salaries, wages, contract medical professional fees and related expenses	7,625	-	3,462	11,087	2,601	2,878	2,678	8,157	2,930	36%
Facility expenses	1,112	-	365	1,477	323	237	236	796	681	86%
Medical supplies	848	-	-	848	399	-	-	399	449	112%
Other operating expenses	2,614	-	4,181	6,795	663	766	3,286	4,715	2,080	44%
Goodwill impairment charges	1,766	-	-	1,766	-	-	-	-	1,766	N/A
Other impairment charges	674	-	-	674	-	-	-	-	674	N/A
Depreciation and amortization	561	404	99	1,064	222	628	16	866	198	23%
Total operating expenses	$15,200	$19,820	$8,107	$43,127	$4,208	$22,780	$6,216	$33,204	$9,923	30%

Operating income (loss), including discontinued operations	$(5,176)	$(793)	$(8,107)	$(14,076)	$(302)	$366	$(6,216)	$(6,152)	$(7,924)	129%

Other (income) expense:
(Gain) on cancellation of acquisition promissory note				(289)				-	(289)
(Gain)/loss on disposal of assets				-				(108)	108
Interest expense:
Interest expense				382				115	267
(Gain)/loss on warrant liability, net of deferred loan fee amortization				(876)				534	(1,410)
Total other (income) expense and interest expense				(783)				541	(1,324)	-245%
Loss before income taxes, including income (loss) on discontinued operations				$(13,293)				$(6,693)	$(6,600)	99%

_________________

* Presented as a discontinued operations in statement of operations.

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported operating losses of $5,176,000 and $302,000, respectively, for the years ended December 31, 2015 and 2014, an increase of $4,874,000. We entered the urgent and primary care business in May 2014 with our acquisition of two centers in Georgia and we currently own or operate 13 urgent and primary care centers in the east and southeastern United States. The following factors contributed to our segment operating loss in 2015:

•	we incurred impairment charges of approximately $2.4 million in 2015 for certain underperforming assets;

•	we incurred expenses related to the integration of our first 10 centers, which we acquired at various dates between May 2014 and December 2014;

•	we experienced a slower flu season than expected, resulting in fewer patients visits during the fourth quarter;

•	we were unable to profitably make use of a governmental contract we acquired to perform disability physicals to veterans;

•	we underestimated the disruptive nature of appointment-based services in a walk-in, urgent care facility;

•	we experienced customary start-up losses at our Springville, Alabama center, which opened for business in October 2014;

•	we initiated a rebranding campaign to incorporate our GoNow Doctors trade name and logo;

•	we have yet to see the benefits of our efforts to improve the operational efficiency and overall performance of several of our centers; and

•	we have yet to realize certain economies of scale we expect to realize.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. Our urgent and primary care business net revenues increased $6,118,000 or 156.6% over the prior year. Results for 2015 include an entire year of operations for the ten urgent and primary care centers we acquired at various dates during 2014. Our 2015 revenues also include Medac results from the acquisition date of December 15, 2015. For the year ended December 31, 2015, we experienced, in the aggregate, approximately 89,000 patient visits, which resulted in an average of 25 patient visits per day per center and the average reimbursement per patient visit was approximately $111. For the year ended December 31, 2014, we experienced, in the aggregate, approximately 33,000 patient visits, which resulted in an average of 31 patient visits per day per center and the average reimbursement per patient visit was approximately $120. We believe our patient volume figures, and therefore our revenue, will improve at our existing centers as we further implement our brand through our marketing and advertising efforts in our target markets. Contributing to this projected increase will be the expansion of our occupational medicine service line (on-the-job injuries, pre-employment drug screens, pre-employment physicals), which we intend to grow through our efforts to market directly to local employers. We also expect to see improvements in our total revenue as a result of certain efficiency measures we intend to take with respect to our billing and coding practices

Salaries, Wages, Contract Medical Professional Fees and Related Expenses

Salaries, wages, contract medical professional fees and related expenses are the most significant operating expense components of our urgent and primary care business and consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times. In our urgent and primary care business, salaries, wages, contract medical professional fees and related expenses in 2015 increased $5,024,000 or 193.2% over the prior year. Results for 2015 include a full year of operations for the ten urgent and primary care centers we acquired in 2014. For the years ended December 31, 2015 and 2014, salaries, wages, contract medical professional fees and related expenses were 76.1% and 66.6%, respectively, of our urgent and primary care business net revenues. Due to certain staffing shortages experienced throughout 2015 in various markets, we turned to short-term, temporary medical providers to fill holes in our clinical staffing schedules. These temporary medical providers are generally between 25% and 45% more expensive than our typical, full-time providers. We believe our focused approach to physician and mid-level recruiting will significantly reduce the applicable costs as a percent of net revenue.

Facility Expenses

Facility expenses consist of our urgent and primary care centers’ rent, property tax, insurance, utilities, telephone, and internet expenses. In our urgent and primary care business, facility expenses in 2015 increased $789,000 or 244.2% over the prior year. Results for 2015 include a full year of operations for the ten urgent and primary care centers we acquired in 2014. For the years ended December 31, 2015 and 2014, facility expenses were 11.1% and 8.3%, respectively, of our urgent and primary care business net revenues.

Medical Supplies

Medical supplies consist of medical, pharmaceutical, and laboratory supplies used at our centers. In our urgent and primary care business, medical supplies expenses in 2015 increased $449,000 or 112.5% over the prior year. Results for 2015 include a full year of operations for the ten urgent and primary care centers we acquired in 2014. For the years ended December 31, 2015 and 2014, medical supplies expenses were 8.5% and 10.2% of our urgent and primary care business net revenues. During 2015, we consolidated medical supplies vendors and also entered into a group purchasing relationship to gain access to certain preferential pricing terms for certain supply and service items. We believe we will continue to benefit from these actions as we expand our urgent and primary care business.

Other Operating Expenses

Other operating expenses (including electronic medical records, computer systems and maintenance and support) primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, merchant fees, equipment rental and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. In our urgent and primary care business, other operating expenses increased $1,951,000 or 294.3% over the prior year results for 2015 that include a full year of operations for the ten urgent and primary care centers we acquired in 2014. For the years ended December 31, 2015 and 2014, other operating expenses were 26.1% and 17.0% of our urgent and primary care business net revenues.

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets were acquired in the urgent and primary care transactions we consummated in 2014 and 2015. Intangible assets are comprised of relationships with patients and certain contracts that drive patient volume to our centers. Goodwill is tested for impairment annually. Goodwill and intangible assets are also tested for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through future cash flows. During 2015, we recorded goodwill and intangible asset impairment charges totaling $2,334,000 resulting from several underperforming urgent and primary care assets. We did not incur goodwill and intangible asset impairment expense in 2014.

Depreciation and Amortization

Depreciation and amortization primarily consists of depreciation and amortization related to our medical property and equipment. In our urgent and primary care business, depreciation and amortization in 2015 increased $339,000 or 152.7% over the prior year. Results for 2015 include a full year of operations for the ten urgent and primary care centers we acquired in 2014. For the years ended December 31, 2015 and 2014, depreciation and amortization expenses were 5.6% and 5.7%, respectively, of our urgent and primary care business net revenue.

Ancillary Network Business

Since October 1, 2014, HealthSmart has managed our ancillary network business under a management agreement discussed above. We experienced deterioration in our ancillary network business segment in 2015, compared to 2014, due to continuing changes in the healthcare marketplace. We reported an operating loss of $793,000 for the year ended December 31, 2015 compared to operating income of $366,000 for the year ended December 31, 2014. As discussed above, we concluded that this line of business qualifies as discontinued operations as of December 31, 2015. Accordingly, financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of December 31, 2015 and 2014. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

Shared Services

Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business such as the salaries of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer and the remainder of the executive management team whose time is allocable across both business segments. The following functions are also included in shared services: finance and accounting; human resources; legal; marketing; information technology; and general administration. As of December 31, 2015, shared services employed 20 full-time employees compared to 17 at December 31, 2014. Certain expenses for the year ended December 31, 2014 were reclassified to conform to the shared services presentation for the year ended December 31, 2015. Shared services expenses totaled $8,107,000 and $6,216,000, respectively, for the years ended December 31, 2015 and December 31, 2014, an increase of 30.4%. The increase was primarily due to the expansion of our infrastructure, costs incurred to support the growth of our urgent and primary care business, interim staffing and accounting costs related to personnel changes, severance payments to prior management employees, costs and expenses related to the death of our former Chief Executive Officer, the relocation of our corporate office to Atlanta, Georgia, as well as transaction expenses related to our 2015 Offering.

Liquidity and Capital Resources

We had negative working capital of $13,233,000 at December 31, 2015 compared to positive working capital of $226,000 at December 31, 2014. The increase in negative working capital in 2015 was due to our outstanding borrowings of $11,100,000 under our lines of credit, which were classified as a long-term liability in the year ended December 31, 2014 but, for the year ended December 31, 2015 were classified as a current liability due to its scheduled maturity during the year ended December 31, 2016. We expect to incur additional operating losses until we acquire or develop sufficient centers to generate positive operating income.

Our financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and satisfaction of liabilities in the normal course of business. Based on the information therein, there is a substantial doubt as to the Company’s ability to continue as a going concern. We expect to raise additional capital in 2016 to fund anticipated future operating losses, to satisfy our debt obligations as they become due, to facilitate the expansion of our urgent and primary care business, and to address the NASDAQ deficiency; however, there are no assurances we will be able to secure this capital at terms acceptable to us or at all. We may raise such capital through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities will likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to, among other things, curb our expansion plans, which would have a material adverse impact on our business prospects and results of operations. In addition, we may be required to reduce our operations, including further reductions in headcount, and sell assets. However, we may be unable to sell assets or undertake other actions to meet our operational needs. As a result, we may be unable to pay our ordinary expenses, including our debt service, on a timely basis. The table below reconciles the loss before income taxes to the net increase in cash for the year ended December 31, 2015 and the year ended December 31, 2014.

Loss before income tax	$(13,293)
Borrowings under lines of credit	6,384
Proceeds from follow-on public offering, net of offering costs	6,221
Cash paid for acquisition	(4,279)
Impairment charges	2,440
Depreciation and amortization	1,064
Change in assets and liabilities held for sale	3,349
Other	(277)
Increase in cash	$1,609

Our cash and cash equivalents balance increased to approximately $2,629,000, as of December 31, 2015, compared to $1,020,000 at December 31, 2014. We had borrowing capacity under existing lines of credit of $700,000 and $6,284,000 at December 31, 2015 and 2014, respectively. We expect to extend the maturity of our lines of credit; however, there are no assurances that we will be successful in doing this. At March 28, 2016 we had cash available to us of $764,000 but no capacity to borrow under our lines of credit. We raised equity capital, net of offering costs, of $6,221,000 and $2,000,000 during the years ended December 31, 2015 and 2014, respectively.

On December 9, 2015, we consummated a registered firm commitment underwritten public offering and sale (the “2015 Offering”) of (i) 9,642,857 Class A Units, with each Class A Unit consisting of one share of our common stock, par value $0.01 per share (the “Common Stock”) and one immediately exercisable five-year warrant to purchase one share of Common Stock with a warrant exercise price of $0.875 (collectively, the “Class A Units”), (ii) 750 Class B Units, with each Class B Unit consisting of one share of the our Series A Convertible Preferred Stock with a stated value of $1,000 and convertible into 1,429 shares of the Company’s Common Stock and five-year warrants to purchase 1,429 shares of Common Stock, with a warrant exercise price of $0.875 per share (collectively, the “Class B Units” and, together with the Class A Units, the “Securities”) and (iii) immediately exercisable five-year warrants to purchase 370,567 shares of Common Stock with a warrant exercise price of $0.875 per share, sold pursuant to an option we granted to the underwriter, Aegis Capital Corp. (“Aegis”), to purchase additional Securities to cover overallotments. The Securities issued in the 2015 Offering were sold pursuant to an underwriting agreement with Aegis We received proceeds of $6,221,364, net of all underwriting discounts, commissions and certain reimbursements, pursuant to the underwriting agreement, after legal, accounting and other costs of $1,278,636.

On May 5, 2014, we closed a private placement of 1,000,000 shares of our common stock, par value $0.01 per share, at a purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 for the shares.

We have two credit agreements with Wells Fargo. On July 30, 2014, we entered into a $5,000,000 revolving line of credit and on December 4, 2014, we entered into a second credit agreement for a $6,000,000 revolving line of credit, which was increased to $7,000,000 on August 12, 2015. Our obligations to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. The July 30, 2014 credit agreement matures on June 1, 2016, and the December 4, 2014 agreement matures on October 1, 2016. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries. The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending. As of December 31, 2015, the weighted-average interest rate on these borrowings was 2.18%.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others. On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The warrants, referred to as the August 12, 2015 warrants, vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

The exercise prices of the warrants to purchase 800,000 shares of our common stock that were issued on July 30, 2014 at an initial exercise price of $3.15 per share and to purchase 960,000 shares of our common stock that were issued on December 4, 2014 at an initial exercise price of $2.71 per share and the warrant to purchase 50,010 shares issued on August 12, 2015 to an individual who is not an officer or director of the Company were adjusted downward to $1.46 per share to reflect the closing price of our common stock on August 28, 2015, the date restricted stock was awarded to our directors pursuant to our director compensation plan. The adjustment resulted from our issuing such restricted stock at a price per share less than the exercise price of such warrants. Holders of warrants representing substantially all of the shares issuable under the July 2014 warrants have waived any adjustment in the number of shares that could be purchased pursuant to their warrants as a result of the change in the exercise price. The adjusted exercise price of the December 4, 2014 warrants and the warrant for 50,010 shares issued on August 12, 2015 have been further adjusted to $0.70, the public offering price of the Class A Units in our 2015 Offering. If our stockholders approve certain anti-dilution provisions of the August 12, 2015 warrants to purchase 249,990 shares issued to Mr. Pappajohn and Mr. Oman, the exercise price of those warrants will also be adjusted to $0.70 per share, the public offering price of the Class A Units in our 2015 Offering. We intend to seek such stockholder approval at our 2016 annual meeting of stockholders.

In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement in August 2015, we, Messrs. Pappajohn and Oman and one other guarantor entered into a security and inter-creditor clarification agreement in order to clarify and reaffirm the parties’ respective rights and obligations under the inter-creditor agreement, including the indebtedness contemplated by the December 2014 credit agreement and the $1,000,000 extension in credit thereunder.

In April 2015, we received notice from Wells Fargo that an event of default occurred under our July 2014 credit agreement as a result of the unexpected death of our then-President, Chairman and Chief Executive Officer, Dr. Richard W. Turner, who had guaranteed part of our indebtedness under the July 2014 credit agreement. That event of default was cured to the satisfaction of Wells Fargo, and Wells Fargo notified us that it will not enforce its rights and remedies related to Dr. Turner’s death.

On December 15, 2015, our wholly-owned subsidiary, ACSH Management, purchased from Medac and its shareholders, substantially all the assets used in the operations of its four urgent care centers for $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable that accrues interest at five percent (5%) that matures on June 15, 2017. Medac remains an urgent care operating entity, owned by a single physician, with which ACSH Management has entered into various agreements. ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. We have determined, therefore, that Medac is a variable interest entity and that ACSH Management is the primary beneficiary. The acquired business and related variable interest entities (“VIEs”) have been included in our operations since the date we closed the Medac Asset Acquisition. ACSH Management has entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina.

At December 31, 2015, $210,000 was due under promissory notes issued to the sellers in the transactions entered into during the year ended December 31, 2014 to acquire primary and urgent are centers. The notes accrue interest at an annual rate of five percent (5%).

In connection with the acquisition of our urgent and primary care centers during the year ended December 31, 2014, our wholly owned subsidiaries issued promissory notes to the sellers in the transactions in the aggregate original principal amount of $1,500,000 as follows.

•	ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, issued a promissory note in the principal amount of $500,000 to CorrectMed, LLC and other sellers. The note provided for simple interest at a fixed rate of 5% per annum, matured on May 8, 2015 and the full amount due thereunder has been paid.

•	ACSH Urgent Care of Florida, LLC issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016. The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. We received notification on August 17, 2015 that the third promissory note in the principal amount of $300,000 was cancelled due to the death of the note’s holder. The cancelled note was noninterest bearing and was due and payable in 30 equal monthly installments of $10,000 each, beginning on September 30, 2014. As a result of the cancellation, we recorded a one-time gain of $289,000.

•	ACSH Urgent Care Holdings, LLC issued a promissory note in the principal amount of $150,000 to Jason Junkins, M.D. The note is guaranteed by American CareSource Holdings, Inc. and is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date, September 12, 2014. The first principle installment was timely paid in 2015.

•	ACSH Georgia issued a promissory note in the amount of $100,000 to Han C. Phan, M.D. and Thinh D. Nguyen, M.D. The note matured on the one-year anniversary of the closing date, October 31, 2014 and was satisfied in full in 2015..

•	ACSH Urgent Care of Virginia, LLC issued a promissory note in the principal amount of $50,000 to Stat Medical Care, P.C. (d/b/a Fair Lakes Urgent Care Center) and William and Teresa Medical Care, Inc. (d/b/a Virginia Gateway Urgent Care Center). The note bears simple interest at a fixed rate of 5% per annum, matures on December 31, 2015, and is subject to a working capital adjustment as set forth in the applicable purchase agreement. The note remained outstanding December 31, 2015.

Inflation

Inflation did not have a significant impact on our costs during the year ended December 31, 2015. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of or for the years ended December 31, 2015 and 2014.

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

Revenue Recognition

For our urgent and primary care business we have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual amounts from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered, and adjusted in future periods as final settlements are determined. We grant credit without collateral to our patients, who consist primarily of local residents insured by third-party payors. A summary of the basis of reimbursement with major third-party payors is as follows:

•	Commercial and HMO – We have entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

•	Medicare – Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

In establishing allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns. We adjust this allowance prospectively.

Collection of payment for services provided to patients without insurance coverage is done at time of service.

Variable Interest Entities

VIEs are consolidated when we are the primary beneficiary, the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through the primary beneficiary’s interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. We perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset or asset group exceeds its fair value. We recorded an impairment charge on fixed assets of $106,000 during the year ended December 31, 2015 to reduce the value of certain leasehold improvements at our MedHelp facility.

Goodwill

Goodwill resulted from our acquisition of urgent and primary care businesses during the years ended December 31, 2015 and 2014. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually or when indications of impairment occur. We perform our annual goodwill impairment test for our reporting units as of October 1, using a discounted cash flow method. We recorded goodwill impairment charges of $1,766,000 during the year ended December 31, 2015.

Intangible Assets

Intangible assets are recorded at estimated fair values at the date of acquisition. Our intangible assets have finite useful lives and are amortized over their estimated useful lives. We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. We recorded intangible impairment charges of $568,000 during the year ended December 31, 2015. The majority of this charge related to our decision not to continue efforts to expand our use of a governmental contract we acquired in our MedHelp transaction.

Warrant Derivative Liability

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant that was triggered upon our issuance of Warrants in the 2015 Offering. The warrants are described herein as derivative warrants. We initially accounted for these derivative warrants as liabilities. Holders of our derivative warrants waived their rights to the exercise price adjustment as part of our follow-on public offering. Accordingly, the warrant derivative liability of $812,000 on the closing date of the 2015 Offering was reclassified to equity.

We computed the fair value of the warrant derivative liability at each reporting period date and reflected the change in the statements of operations. The key component in the value of the warrant derivative liability is our stock price, which is subject to significant fluctuation and is not under our control. The resulting effect on our net loss was, therefore, subject to significant fluctuation and continued to be so until the price adjustment features under the warrants were waived. Assuming all other fair value inputs remain constant, we recorded non-cash income/expense with changes in our stock price or when the underlying assumptions in calculating warrant value changed.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this update should be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-9 will replace most existing revenue recognition guidance in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The objective of the guidance is to require management to explicitly assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is evaluating this pronouncement.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15 – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the Securities and Exchange Commission staff would not object to an entity deferring and continuing to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to adopt ASU 2015-03 during the second quarter 2016, the Company’s still evaluating the effect the new pronouncement will have on its financial condition and financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included as a separate section of this Annual Report on Form 10-K, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control over Financial Reporting.

The information contained in this section covers management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2015.

Evaluation of Disclosure Controls and Procedures.

Management, with the participation of our Chief Executive Officer (“CEO”) and interim Chief Financial Officer, who was previously our Corporate Controller (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of management's assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	962,400	$2.92	1,575,320
Equity compensation plans not approved by security holders	-	-	-
Total	962,400	$2.92	1,575,320

The additional information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the applicable information contained in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after our fiscal year ended December 31, 2015.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of American CareSource Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).
3.2	By-Laws (incorporated by reference to Exhibit 3 of Amendment No. 1 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on May 13, 2005).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 8, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 11, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 5 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on August 12, 2005).
4.2†	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2009).
4.3†	2009 Equity Incentive Plan, as amended and restated, effective March 31, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-33094) filed with the Securities and Exchange Commission on August 14, 2015).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
4.5	Stock Purchase Warrant for John Pappajohn, dated December 4, 2014 (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.6	Stock Purchase Warrant for Mark Oman, dated December 4, 2014 (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.7	Stock Purchase Warrant for Bruce Rastetter, dated December 4, 2014 (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.8	Warrant Agreement for John Pappajohn, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.8 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.9	Warrant Agreement for Mark Oman, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.9 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.10	Warrant Agreement for Bruce Rastetter, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.10 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.11	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on November 12, 2015).
4.12	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.12 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on November 12, 2015).
4.13	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 10, 2015).
10.1*†	Employment Agreement dated January 18, 2016 between American CareSource Holdings, Inc. and Adam S. Winger.
10.2	Provider Services Agreement, dated as of August 1, 2002, by and among the American CareSource Holdings, Inc., HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively (incorporated by reference to Exhibit 10.19 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011).

10.3**	Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc. (incorporated by reference to Exhibit 10.19A to the Form 10-K filed with the Securities and Exchange Commission on March 4, 2013).
10.4	Asset Purchase Agreement dated April 30, 2014 by and among ACSH Urgent Care of Georgia, LLC, CorrectMed, LLC, CorrectMed Locust Grove, LLC, CorrectMed Scott, LLC, Triage Holding, Inc. and Carlo A. Musso, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 6, 2014).
10.5	Form of Subscription Agreement used in May 2014 private placement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 9, 2014).
10.6	Asset Purchase Agreement dated June 12, 2014 by and among ACSH Urgent Care of Florida, LLC, Bay Walk-In, Inc., and Sharon E. Stone (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 18, 2014).
10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 30, 2014).
10.8	Credit Agreement dated July 30, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.9	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.10	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.11	Form of Inter-Creditor Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.12	Form of Stock Purchase Agreement dated of September 12, 2014 between ACSH Urgent Care Holdings, LLC and Jason C. Junkins, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on September 18, 2014).
10.13	Management Services Agreement dated October 1, 2014 between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on October 7, 2014).
10.14	Lease, dated October 29, 2014, between John Hancock Life Insurance Company (U.S.A.) and ACSH Service Center, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).
10.15	Membership Interest Purchase Agreement, dated October 29, 2014, by and among Thinh D. Nguyen, M.D., Han C. Phan, and ACSH Urgent Care of Georgia, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).
10.16	Credit Agreement dated December 4, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.17	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.18	Form of Security and Inter-Creditor Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.19	Asset Purchase Agreement, dated as of December 29, 2014, between ACSH Urgent Care of Virginia, LLC and Stat Medical Care, P.C., William and Teresa Medical Care, Inc., and Charles I. Okorie, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on January 5, 2015).
10.20	Asset Purchase Agreement, dated as of July 31, 2015, among Medac Health Services, P.A., the shareholders of Medac Health Services, P.A., Kevin E. Potts, MD, and ACSH Medical Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 6, 2015).
10.21	Amendment to Loan Documents, dated as of January 8, 2015, to Credit Agreements dated July 30, 2014 and December 4. 2014, between American CareSource Holding, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).

10.22	First Modification to Promissory Note, dated as of January 8, 2015 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.31 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.23	Second Amendment to Credit Agreement, dated as of July 6, 2015, to Credit Agreement dated July 30, 2014, between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.24	Second Amendment to Credit Agreement, dated as of August 12, 2015, to Credit Agreement dated December 4, 2014, between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.25	Security and Inter-Creditor Clarification Agreement, dated as of August 12, 2015, by and among American CareSource Holdings, Inc., the subsidiaries party thereto, John Pappajohn, Mark Oman, Bruce Rastetter, and Equity Dynamics, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.26†	Employment Agreement, dated as of February 20, 2015, by and between Robert Frye and American CareSource Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on February 25, 2015).
10.27†	Amended and Restated American CareSource Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-33094) filed with the Securities and Exchange Commission on August 14, 2015).
10.28	Promissory Note, dated as of December 15, 2015, between ACSH Medical Management, LLC and Medac Health Services, P.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 15, 2015).
10.29*	Management Services Agreement, dated as of December 15, 2015, by and between ACSH Medical Management, LLC and Medac Health Services, P.A.
10.30*†	Employment Agreement, dated as of January 18, 2016, by and between American CareSource Holdings, Inc. and James A. Honn.
10.31*	Proscenium Sublease, dated as of March 17, 2016, by and between ACSH Service Center, LLC and LeClair Ryan, PC.
10.32*	55 Allen Plaza Sublease, dated as of March 17, 2016, by and between ACSH Service Center, LLC and Skanska USA Building, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of RSM US LLP.
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2015 and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

** Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 30, 2016.

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ Adam S. Winger
Adam S. Winger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Adam S. Winger	(Principal Executive Officer)	March 30, 2016
	Adam S. Winger		Date
President and Chief Executive Officer

By:	/s/ Robert Frye	(Principal Financial Officer and	March 30, 2016
	Robert Frye	Principal Accounting Officer)	Date
Interim Chief Financial Officer and Controller

By:	/s/ Edward B. Berger		March 30, 2016
	Edward B. Berger		Date
Director

By:	/s/ Geoffrey E. Harris		March 30, 2016
	Geoffrey E. Harris		Date
Director

By:	/s/ Matthew P. Kinley		March 30, 2016
	Matthew P. Kinley		Date
Director

By:	/s/ John Pappajohn		March 30, 2016
	John Pappajohn		Date
Director

By:	/s/ Mark C. Oman		March 30, 2016
	Mark C. Oman		Date
Director

AMERICAN CARESOURCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American CareSource Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American CareSource Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American CareSource Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that American CareSource Holdings, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net equity deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ RSM US LLP

Des Moines, Iowa
March 30, 2016

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(amounts in thousands, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,629	$1,020
Accounts receivable, net	1,498	1,587
Prepaid expenses and other current assets	391	81
Assets held for sale	2,644	4,492
Total current assets	7,162	7,180

Property and equipment, net	4,859	3,439

Other assets:
Deferred loan fees, net	1,154	2,666
Deferred offering costs	-	225
Other non-current assets	104	488
Intangible assets, net	1,885	925
Goodwill	5,921	6,182
Total other assets	9,064	10,486
Total assets	$21,085	$21,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Lines of credit	$11,100	$-
Accounts payable	1,609	762
Accrued liabilities	1,907	1,553
Current portion of promissory notes and notes payable	210	989
Capital lease obligations, current portion	134	117
Liabilities held for sale	5,435	3,533
Total current liabilities	20,395	6,954

Long-term liabilities:
Lines of credit	-	4,716
Promissory notes and notes payable	522	312
Capital lease obligations	1,630	1,764
Warrant derivative liability	-	3,200
Other long-term liabilities	344	222
Total long-term liabilities	2,496	10,214
Total liabilities	22,891	17,168

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 9,999 shares authorized	-	-
Series A convertible preferred stock; .87 shares authorized; .75 and 0 shares issued and outstanding in 2015 and 2014, respectively	664	-
Common stock, $0.01 par value; 40,000 shares authorized; 16,597 and 6,713 shares issued and outstanding in 2015 and 2014, respectively	165	67
Additional paid-in capital	32,535	25,731
Accumulated deficit	(35,170)	(21,861)
Total stockholders' equity (deficit)	(1,806)	3,937
Total liabilities and stockholders' equity (deficit)	$21,085	$21,105

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

(amounts in thousands, except per share data)

	2015	2014
Net revenues:
Urgent and primary care	$9,919	$3,906
Service agreement	105	-
Total net revenues	10,024	3,906
Operating expenses:
Salaries, wages, contract medical professional fees and related expenses	11,087	5,279
Facility expenses	1,477	559
Medical supplies	848	399
Other operating expenses	6,795	3,949
Goodwill impairment charges	1,766	-
Other impairment charges	674	-
Depreciation and amortization	660	238
Total operating expenses	23,307	10,424
Operating (loss)	(13,283)	(6,518)

Other income:
Gain on cancellation of acquisition promissory note	289	-

Interest expense:
Interest expense	(382)	(115)
Gain/(loss) on warrant liability, net of deferred loan fees amortization	876	(534)
Total other (income) expense and interest expense	783	649
(Loss) from continuing operations before taxes	(12,500)	(7,167)
Income tax expense	16	70
Net (loss) from continuing operations	(12,516)	(7,237)

Income (loss) from discontinued operations	(793)	474

Net (loss)	$(13,309)	$(6,763)
Basic net loss per common share continuing operations	$(1.69)	$(1.13)
Diluted net loss per common share continuing operations	$(2.04)	$(1.13)
Basic net income (loss) per common discontinued operations	$(0.11)	$0.07
Diluted net income (loss) per common share discontinued operations	$(0.11)	$0.07
Basic weighted-average common shares outstanding	7,476	6,407
Diluted weighted-average common shares outstanding	7,525	6,407

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

 (amounts in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	-	$-	5,713	$57	$23,149	$(15,098)	$8,108
Net loss	-	-	-	-	-	(6,763)	(6,763)
Stock-based compensation expense	-	-	-	-	592	-	592
Issuance of common stock in private placement	-	-	1,000	10	1,990	-	2,000
Balance at December 31, 2014	-	-	6,713	67	25,731	(21,861)	3,937
Net loss	-	-	-	-	-	(13,309)	(13,309)
Stock-based compensation expense	-	-	-	-	500	-	500
Issuance of common stock upon exercise of equity incentive awards	-	-	34	-	33	-	33
Issuance of common stock upon conversion of restricted stock and restricted stock units	-	-	207	2	(2)	-	-
Issuance of common and preferred stock in follow-on public offering, net of offering costs of $1,278,636	750	456	9,643	96	5,669	-	6,221
Reclassification of warrant liability due to waiver of exercise price adjustment provisions	-	-	-	-	812	-	812
Accretion of convertible preferred stock from beneficial conversion	-	208	-	-	(208)	-	-
Balance at December 31, 2015	750	$664	16,597	$165	$32,535	$(35,170)	$(1,806)

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015 and 2014

 (amounts in thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(13,309)	$(6,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	500	592
Goodwill and intangible asset impairment	2,334	-
Fixed asset impairment	106	-
Depreciation and amortization	1,064	866
(Gain)/loss on warrant liability, net of deferred loan fees amortization	(876)	534
(Gain) on sale of property and equipment	-	(108)
(Gain) on cancellation of acquisition promissory note	(289)	-
Change in deferred rent	122	42
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	899	(957)
Prepaid expenses and other current assets	54	115
Accounts payable	16	932
Accrued liabilities	(39)	788
Assets held for sale	1,447	(93)
Liabilities held for sale	1,902	409
Net cash used in operating activities	(6,069)	(3,643)

Cash flows from investing activities:
Net change in other non-current assets	13	(488)
Cost of acquisitions, net of cash acquired	(4,279)	(6,921)
Additions to property and equipment	(456)	(776)
Proceeds from sale of property and equipment	-	131
Net cash used in investing activities	(4,722)	(8,054)

Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriter discounts	7,043	-
Proceeds from issuance of common stock and option exercises	31	2,000
Proceeds from borrowings under line of credit	6,384	4,716
Principal payments on capital lease obligations	(117)	(46)
Principal payments on long-term debt	(802)	(36)
Payment of deferred offering costs	(139)	(124)
Net cash provided by financing activities	12,400	6,510

Net increase (decrease) in cash and cash equivalents	1,609	(5,187)
Cash and cash equivalents at beginning of period	1,020	6,207
Cash and cash equivalents at end of period	$2,629	$1,020

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(6)	$38
Cash paid for interest	$416	$84

Supplemental non-cash operating and financing activity:
Warrants issued as deferred financing costs	$347	$3,080
Reclassification of warrant liability due to waiver of exercise price adjustment provisions	$812	$-
Accretion of convertible preferred stock from beneficial conversion	$208	$-
Fair value of debt issued as consideration in business combination	$522	$1,297
Write-off of prepaid expense and other non-current assets	$487	$-
Purchase price due to seller, Stat Medical	$-	$268
Additions to property and equipment, unpaid	$87	$-
Offering costs, deferred and unpaid	$-	$101
Offering costs, unpaid	$458	$-
Receivable for tenant improvement allowance	$-	$180
Debt issued for property and equipment	$-	$40
Reclassified property and equipment from prepaid expenses	$51	$-

See accompanying notes.

AMERICAN CARESOURCE HOLDINGS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (tables in thousands, except per share data)

1.  Description of Business

American CareSource Holdings, Inc. ("the Company", "ACSH", "we", "us", or "our") engages in two lines of business: our urgent and primary care business, which we operate under the tradenames GoNow Doctors and Medac, and our ancillary network business. These lines of business are supported through a shared services function.

On November 2, 2015, we commenced efforts to sell our ancillary network business to our largest client and manager of the business, HealthSmart Preferred Care II, L.P. (“HealthSmart”) in order to continue our focus on our urgent and primary care business. Assuming we reach mutually agreeable terms with HealthSmart, we anticipate closing the transaction in 2016. Accordingly, we have concluded that the ancillary network business line qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our consolidated balance sheets as held for sale as of December 31, 2015. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations. Refer to Note 5 – Discontinued Operations.

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, three of which are in Georgia, two in Florida, three in Alabama and two in Virginia. In December 2015, we completed a key acquisition of urgent care assets comprising four sites in North Carolina.

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

Our centers are typically equipped with digital x-ray machines, electrocardiograph machines and basic laboratory equipment, and are generally staffed with a combination of licensed physicians, nurse practitioners, physician assistants, medical support staff, and administrative support staff. Our medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

2.  Basis of Presentation, Liquidity and Management’s Plans and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a variable interest entity (“VIE”). All material intercompany accounts and transactions are eliminated in consolidation.

Certain amounts in the December 2014 financial statements were reclassified in connection with the discontinued operations presentation in order to conform to the December 2015 presentation.

Liquidity and Management’s Plans

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and satisfaction of liabilities in the normal course of business. Based on the information below there is a substantial doubt in the Company’s ability to continue as a going concern.

We incurred losses from operations in 2014 and 2015 as a result of our entry into the urgent and primary care market. Losses from continuing operations increased to $12.5 million during the year ended December 31, 2015 compared to $7.2 million during the year ended December 31, 2014. In addition, at December 31, 2015 we had a stockholders’ deficit of $1.8 million and a working capital deficit of $13.2 million, including $11.1 million in lines of credit which are scheduled to mature in 2016. The increase in our operating loss, and corresponding reduction in stockholders’ equity, resulted, among other things, from our continued efforts to integrate our urgent and primary care centers and from impairment charges amounting to $2.4 million for certain underperforming centers. We anticipate we will continue to generate operating losses and use cash in our operations as we integrate and expand our urgent and primary care business during the next 12 months.

We continue to focus efforts to increase patient visits at our urgent and primary care centers and to reduce operating costs at the corporate and center levels. We believe divesting our ancillary network business will enable us to focus our resources more effectively on our urgent and primary care business.  Also, we expect to realize the benefits of economies of scale as we expand our urgent and primary care business, which will help us cover our shared service and corporate overhead expenses.

We funded our operating losses and acquisition, and satisfied our other obligations, with the proceeds of our 2015 Offering and through borrowing under two lines of credit with a bank that are guaranteed by certain directors and investors. At March 28, 2016 we had cash of approximately $764,000 available to us. Our lines of credit mature in June 2016 and October 2016. Although, we plan to extend the maturity of both lines of credit, there can be no assurance that we will be successful in doing so. We also have obligations due in 2016 of approximately $210,000 for notes related to urgent and primary care acquisitions.

We expect to raise additional capital in 2016 to fund anticipated future operating losses, to satisfy our debt obligations as they become due, to facilitate the expansion of our urgent and primary care business, and to address our noncompliance with Nasdaq’s $2.5 million stockholders’ equity requirement; however, there are no assurances we will be able to secure this capital at terms acceptable to us or at all. We may raise such capital through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities will likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans, which would have a material adverse impact on our business prospects and results of operations. In addition, we may be required to reduce our operations, including further reductions in headcount, and sell assets. However, we may be unable to sell assets or undertake other actions to satisfy our capital needs. As a result, we may be unable to pay our ordinary expenses, including our debt service, on a timely basis.

The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Significant Accounting Policies

VIEs – VIEs are consolidated when we are the primary beneficiary, the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through our interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The following table provides the balance sheet of Medac Health Services, P.A. ("Medac"), our consolidated VIE (see Note 4 - Acquisitions and Variable Interest Entity), as of December 31, 2015 (in thousands):

Medac
Current assets	$779

Current liabilities	759

Stockholder's equity	20
Total Liabilties and stockholder's equity	$779

Segment and Related Information – We use the "management approach" for reporting information about segments. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. We analyzed our products and services, geography, legal structure, management structure and any other factors, and we determined that the business is comprised of two reporting segments: urgent and primary care business and ancillary network business.  Each of the six acquisitions we consummated in 2014 and 2015 were determined to be operating segments which have been aggregated into the urgent and primary care business.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We consider our most significant estimates to be the collectability of revenue, goodwill and intangible asset impairment calculations, and valuations related to acquisitions and warrants.  Actual amounts could differ from those estimates.

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

Revenue Recognition – We have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual amounts from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  We grant credit without collateral to our patients, who consist primarily of local residents insured by third-party payors.  A summary of the basis of reimbursement with major third-party payors is as follows:

•	Commercial and HMO – We have entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

•	Medicare – Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

In establishing an allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns. We adjust this allowance prospectively.

Collection of payment for services provided to patients without insurance coverage is done at time of service.

Following the consummation of our Medac Asset Acquisition, we now recognize service agreement revenue. Medac leases certain employees and provides certain administrative services to an emergency medical business under a services and staffing agreement in exchange for a fee. Employees are leased and the revenue related to the agreement is recorded during the period when the services are rendered.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2015 and 2014 was approximately $200,000 and $193,000, respectively.

Property and Equipment – Property and equipment are recorded at original cost and increased by the cost of any significant improvements subsequent to purchase.  Property and equipment acquired through acquisitions are recorded at their estimated fair market value on the date of acquisition. We expense repairs and maintenance as incurred.  Depreciation and amortization are calculated using the straight-line method over the shorter of the asset's estimated useful life or the term of the lease in the case of leasehold improvements.

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

Goodwill – Goodwill resulted from the acquisitions of urgent and primary care businesses during the years ended December 31, 2015 and 2014. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually or when indications of impairment occur. We perform our annual goodwill impairment test for our reporting units, annually, as of October 1, using a discounted cash flow (“DCF”) method. We recorded a goodwill impairment charge of $1,766,000 during the year ended December 31, 2015. See Note 10 - Intangible Assets and Impairment.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. We perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset or asset group exceeds its fair value. We recorded an impairment charge on fixed assets of $106,000 during the year ended December 31, 2015.

Intangible Assets – Intangible assets are recorded at estimated fair values at the date of acquisition. Our intangible assets have finite useful lives and are amortized over their estimated useful lives. We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends. We recorded an intangible impairment charge of $568,000 during the year ended December 31, 2015. See Note 10 - Intangible Assets and Impairment.

Warrant Derivative Liability – We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant.  The warrants are described herein as derivative warrants.  We accounted for these derivative warrants as liabilities. Holders of our derivative warrants waived their rights to the exercise price adjustment as part of our follow-on public offering. Accordingly, the warrant derivative liability of $812,000 on the closing date of the offering, December 9, 2015, was reclassified to equity. See Note 13- Warrants for methodology used to value warrants.

We computed the fair value of the warrant derivative liability at each reporting period and the change in the fair value is recorded in the statements of operations. The key component in the value of the warrant derivative liability is our stock price, which is subject to significant fluctuation and is not under our control. The resulting effect on our net loss was, therefore, subject to significant fluctuation and continued to be so until the price adjustment features under the warrants were waived.  Assuming all other fair value inputs remain constant, we recorded non-cash income/expense with changes in our stock price or when the underlying assumptions in calculating warrant value changed.

Research and Development – Research and development costs are expensed as incurred.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences".  We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in the future periods) and "deferred tax liabilities" (generally items that we received a tax deduction for, which have not yet been recorded in the statements of operations). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance was established to reduce deferred tax assets as it was considered more-likely-than-not that the deferred tax assets would not be realized.

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2015, and 2014, we had no uncertain tax positions. The open tax years for each jurisdiction in which the Company is required to file income tax returns are 2012 through 2015. Positions claimed in loss years are subject to exam when the net operating loss is utilized.

Stock-Based Compensation – We record all stock-based payments in the consolidated financial statements over the applicable vesting period based on our estimated fair values as of the measurement date of the respective awards.  Additional information about our stock-based payment plan is presented in Note 12 - Stock-Based Compensation.

Fair Value of Financial Instruments – The carrying amount of accounts receivable, lines of credit, accounts payable, accrued expense, current portion of debt and capital leases approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are valued using Level 3 measurements under the fair value hierarchy. The fair values of our long term debt and capital leases obligations approximate carrying value under Level 3 of the fair value hierarchy due to the credit risk, interest rate and time to maturity of these obligations. The approach used to estimate the fair value of goodwill and intangible assets is described in Note 10 - Goodwill, Intangible Assets and Impairment. The fair value of warrants recorded as derivative liabilities are described in Note 14 - Fair Value of Financial Instruments.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this update should be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in accordance with generally accepted accounting principals (“U.S. GAAP”) for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is evaluating this pronouncement.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15 – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the Securities and Exchange Commission staff would not object to an entity deferring and continuing to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to adopt ASU 2015-03 during the second quarter of 2016, the Company’s still evaluating the effect the new pronouncement will have on its financial condition and financial statement disclosures.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed using a two class participating securities method with losses allocated to the participating preferred stock as the preferred stock is economically the same as common stock with no preference to the common stock.  Diluted earnings (loss) per share is computed similar to basic earnings per share except for adjustments for dilutive potential common shares outstanding during the period using the treasury stock method. We computed earnings (loss) per share for both continuing and discontinued operations for the years ended December 31, 2015 and 2014.

Basic net (loss) and diluted net (loss) per share data were computed as follows (in thousands except per share amounts):

	Year Ended December 31,
	2015	2014
Numerator:
(Loss) from continuing operations	(12,516)	(7,237)
Plus loss allocated to preferred stock	108	-
Less deemed distribution to preferred stock	(208)	-
(Loss) from continuing operations, common stock	(12,616)	(7,237)
Less gain on change in fair value of warrant liability	2,734	-
(Loss) for diluted earnings per share	(15,350)	(7,237)

Income/(loss) from discontinued operations	(793)	474

Denominator:
Weighted-average basic common shares outstanding	7,476	6,407
Assumed conversion of dilutive securities:
Common stock purchase warrants	49	-
Denominator for dilutive earnings per share - adjusted weighted-average shares	7,525	6,407

Basic net (loss) per share, continuing operations	$(1.69)	$(1.13)
Diluted net (loss) per share, continuing operations	$(2.04)	$(1.13)

Basic net income (loss) per share, discontinued operations	$(0.11)	$0.07
Diluted net income (loss) per share, discontinued operations	$(0.11)	$0.07

The following table summarizes potentially dilutive shares outstanding as of December 31, 2015, which were excluded from the calculation due to being anti-dilutive (in thousands):

	2015	2014
Common stock purchase warrants	11,107	1,782
Stock options	962	1,245
Restricted stock units	-	100
Restricted stock	50	-

3. Capital Stock and Stock Offerings

2015 Offering

On December 9, 2015, we consummated a registered firm commitment underwritten public offering and sale (the “2015 Offering”) of (i) 9,642,857 Class A Units, with each Class A Unit consisting of one share of our common stock, par value $0.01 per share (the “Common Stock”) and one immediately exercisable five-year warrant to purchase one share of Common Stock with a warrant exercise price of $0.875 (collectively, the “Class A Units”) at a price of $0.70 per Class A Unit, (ii) 750 Class B Units, with each Class B Unit consisting of one share of the our Series A Convertible Preferred Stock with a stated value of $1,000 and convertible into 1,429 shares of the Company’s Common Stock and five-year warrants to purchase 1,429 shares of Common Stock, with a warrant exercise price of $0.875 per share (collectively, the “Class B Units” and, together with the Class A Units, the “Securities”) at price of $1,000 per Class B Unit, and (iii) immediately exercisable five-year warrants to purchase 370,567 shares of Common Stock with a warrant exercise price of $0.875 per share, sold pursuant to an option we granted to the underwriter, Aegis Capital Corp. (“Aegis”), to purchase additional Securities to cover over-allotments. The securities issued in the 2015 Offering were sold pursuant to an underwriting agreement with Aegis. We received proceeds of $6,221,364, net of all underwriting discounts, commissions and certain reimbursements, pursuant to the underwriting agreement, and legal, accounting and other costs amounting to $1,278,636.

Preferred Stock

As part of the 2015 Offering, our board of directors designated up to 863 shares of our preferred stock as Series A Convertible Preferred Stock. We have not applied, and do not plan to apply, to list the Series A Preferred on The NASDAQ Capital Market, any other national securities exchange or other nationally recognized trading system.

The Series A Convertible Preferred Stock ranks on parity to our Common Stock with respect to liquidation preferences and dividend rights; however, shares of Series A Convertible Preferred Stock have no voting rights, except as described below. Other features of the Series A Convertible Preferred Stock are listed below.

•	Conversion. Each share of the Series A Convertible Preferred Stock is convertible into 1,429 shares of our Common Stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations). Holders of Series A Convertible Preferred Stock are prohibited from converting into shares of our Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our Common Stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us.

•	Redemption. We are not obligated to redeem or repurchase any shares of Series A Convertible Preferred Stock. Shares of Series A convertible Preferred Stock are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

•	Voting Rights. Shares of Series A Convertible Preferred Stock have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series A Convertible Preferred is required to (a) alter or change adversely the powers, preferences or rights of the holders, (b) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, or (c) increase the number of authorized shares of Series A Convertible Preferred Stock.

Holders of Series A Convertible Preferred Stock were deemed to have a beneficial conversion feature. Under ASC 470-20-55, when an equity instrument has a beneficial conversion feature, the Company is deemed to have declared a dividend equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The fair value of the securities, or other consideration, is measured at the date the Series A Convertible Stock and related warrants are issued. Since we have an accumulated deficit, the dividend is recorded against additional paid in capital and since there is no term to the conversion privilege, the entire dividend of $208,000 is recognized at the time of issuance.

2014 Private Placement/Equity

On May 5, 2014, we closed a private placement of 1,000,000 shares of our common stock at a purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 for the shares. The investors in the offering included, among others, John Pappajohn, Mark C. Oman and Matt Kinley, who are each directors of the Company. Of the total offering proceeds, these three directors invested $1,500,000.

4.  Acquisitions and Variable Interest Entity

On December 15, 2015, ACSH Management, a wholly-owned subsidiary of the Company, purchased from Medac and its shareholders, substantially all the assets used in the operation of its four urgent care centers in the greater Wilmington, North Carolina area for approximately $5,700,000, which included, $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable.  Medac remains an urgent care operating entity, owned by a single physician under which ACSH Management has entered into certain agreements summarized below.

Due to North Carolina law, after we acquired substantially all Medac’s assets and assumed certain liabilities, the remaining ownership of Medac consisted of a physician with patient related decision making ability. ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. Accordingly, ACSH Management is considered to control Medac and have obligations to absorb residual risks and receive residual benefits. Therefore, we are realizing the benefit of the Medac Asset Acquisition though subleases, a management services agreement and other contractual arrangements. We have determined, therefore, that Medac is a variable interest entity and that ACSH Management is the primary beneficiary. The acquired business, and related VIE, have been included in our results since the date of closing, which includes revenues of $442,000.

In connection with the Medac Assets Acquisition, ACSH and Medac entered into a management services agreement. Under the terms of the management services agreement, ACSH Management agreed to manage the non-clinical operations of the Medac centers and to assist in Medac’s provision of administrative and staffing services to an emergency medicine physician group, each in exchange for a fixed management fee, which fee may be adjusted by ACSH Management no more frequently than annually. The initial term of the agreement is ten years from the closing date, with an automatic renewal of five additional years unless either party provides written notice to the other at least 180 days before the expiration of the initial term. The agreement also contains customary confidentiality, termination and indemnification provisions.

ACSH Management entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina. We are committed to fund Medac’s operating losses and costs necessary to expand its operations. Outstanding balances under the line of credit accrue interest at an annual rate of five percent (5%), payable monthly, are secured by certain assets owned by Medac, and are due on demand. No amounts were advanced under this agreement at December 31, 2015.

The following table provides a detailed breakdown of the purchase price that was paid in 2015 for the Medac assets (in thousands):

Medac
Cash consideration in purchase agreement	$4,370

Deferred consideration in purchase agreement	560
Valuation adjustment to promissory note	(38)
Deferred consideration, as adjusted	522
Total purchase price*	$4,892

*Presented net of all adjustments and assumed liabilities.

The assets and liabilities of the acquired businesses were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill arising from the acquisition consists largely from a trained workforce in place and expected synergies that we expect to realize by combining the operations of multiple urgent and primary care businesses.

A summary of the 2015 assets acquired and liabilities assumed is as follows (in thousands):

Medac
Cash	$91
Accounts receivable	741
Other current assets	44
Property and equipment	1,540
Identifiable intangible assets	1,670
Goodwill	1,574
Total assets acquired	5,660
Liabilities assumed	(768)
Net assets acquired	$4,892

Approximately $222,000 of transaction costs were expensed related to this acquisition during the year ended December 31, 2015. The liabilities assumed are subject to final approval and any adjustment in 2016 will result in a revision to goodwill.

During the year ended December 31, 2014, we consummated five transactions supporting our entry into the urgent and primary care market.  A summary of the acquisitions is as follows (dollars in thousands):

Business Acquired	State	Sites	Date of Closing	Purchase Price
CorrectMed	Georgia	2	May 8, 2014	$2,649
Bay Walk-In Clinic	Florida	2	August 29, 2014	2,024
Mid-South Urgent Care	Alabama	3*	September 12, 2014	1,554
MedHelp	Georgia	1	October 31, 2014	880
Stat Medical Care	Virginia	2	December 31, 2014	1,379
				$8,486

 *At the time of closing of this transaction, the seller had two operating centers and the third center in Springville, Alabama, was under development.

On May 8, 2014, our wholly-owned subsidiary, ACSH Georgia, purchased from CorrectMed, LLC and other sellers substantially all of the assets and assumed certain liabilities used in the operation of two urgent care centers located in Locust Grove, Georgia and Decatur, Georgia.

On August 29, 2014, our wholly-owned subsidiary, ACSH Florida, purchased from Bay Walk-In Clinic, Inc. and other sellers substantially all the assets used in the operation of two urgent care centers located in Panama City and Panama City Beach, Florida.

On September 12, 2014, our wholly-owned subsidiary, ACSH Urgent Care, purchased from Jason C. Junkins, M.D. all of the issued and outstanding shares of common stock of Mid-South Urgent Care, Inc. On the acquisition date, this entity operated two urgent care centers in Rainbow City and Hueytown, Alabama. A third clinic in Springville, Alabama that was under development on the acquisition date was opened in the fourth quarter of 2014.

On October 31, 2014, ACSH Georgia purchased from Thinh D. Nguyen, M.D. and Han C. Phan all of the outstanding membership units of MedHelp, LLC, which operated an urgent-care center in Alpharetta, Georgia until January 15, 2016, when we decided to close down these operations. See Note 19 – Subsequent Events for additional details.

On December 31, 2014, our wholly-owned subsidiary, ACSH Virginia, purchased from Stat Medical Care, P.C. and other sellers substantially all of the assets and assumed certain liabilities used in the operation of two urgent care centers located in Fairfax and Gainesville, Virginia.

In each of these transactions, a portion of the purchase price was paid in cash on the closing date, and the remainder of the purchase prices was paid by issuing promissory notes to the sellers. See Note 8 – Lines of Credit, Promissory Notes, and Notes Payable. After closing certain transactions, various working capital and other adjustments were made to the purchase price in the manner and amount set forth in the purchase agreements.  We also recorded valuation adjustments to the promissory notes to reflect differences between the notes' stated interest rates and market interest rates on the acquisition dates.

The following table provides a detailed breakdown of the purchase price that was paid in each 2014 acquisition (in thousands):

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

*$268,000 was due to seller, Stat Medical Care, as of December 31, 2014.

The assets and liabilities of the acquired businesses were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill arising from the acquisition is largely attributable to the presence of a trained workforce in place and expected synergies that we expect to receive by combining the operations of multiple urgent and primary care businesses.

A summary of the 2014 assets acquired and liabilities assumed is as follows (in thousands):

Acquisition Activity
	CorrectMed	Bay Walk-In Clinic	Mid-South Urgent Care	MedHelp	Stat Medical Care	Total
Accounts receivable	$221	$153	$147	$28	$150	$699
Other current assets	48	-	32	37	-	117
Property and equipment	1,325	63	1,205	180	211	2,984
Identifiable intangible assets	110	97	105	600	60	972
Goodwill	1,871	1,788	1,437	44	973	6,113
Total assets acquired	3,575	2,101	2,926	889	1,394	10,885
Liabilities assumed	(926)	(77)	(1,227)	(9)	(15)	(2,254)
Deferred tax liability	-	-	(145)	-	-	(145)
Net assets acquired	$2,649	$2,024	$1,554	$880	$1,379	$8,486

The goodwill and other identifiable intangible assets generated from the CorrectMed, Bay Walk-In, MedHelp, Stat Medical Care, and Medac transactions are deductible for federal income tax purposes. The goodwill and other identifiable intangible assets generated from the Mid-South Urgent Care transaction are not deductible for federal income tax purposes.  We recorded a deferred tax liability of approximately $145,000 related to the non-deductibility and the basis differences on acquired assets.  As a result, our deferred tax asset valuation allowance was reduced by $145,000, which is reflected as a reduction in the income tax expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

During the year ended December 31, 2015, there was a measurement period adjustment to Stat Medical Care preliminary accounts receivable balance due to more accurate information regarding the accounts receivable balance as of the acquisition date. Accounts receivable was increased $69,000 and goodwill was decreased by the same amount.

Approximately $333,000 of transaction costs were expensed related to these acquisitions during the year ended December 31, 2014.

The following table provides certain pro forma financial information for the Company’s continuing operations as if the Medac Asset and the acquisition of CorrectMed had occurred on January 1, 2014.  Pro forma information for Bay Walk-In, Mid-South Urgent Care, MedHelp, and Stat Medical Care was not included since it was impracticable to obtain, due to the financial reporting approaches utilized by the prior owners of the businesses.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014
Net revenue
Urgent and primary care	17,376	11,606
Service agreement	1,803	1,759
Total net revenue	19,179	13,365

(Loss) from continuing operations	$(11,908)	$(7,020)

Basic net (loss) per common share	$(1.58)	$(1.10)
Diluted net (loss) per common share	$(1.93)	$(1.10)

5. Discontinued Operations

We are presenting our ancillary network business as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale in our consolidated balance sheets. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

The ancillary network business offers cost containment strategies, primarily through the utilization of a comprehensive national network of ancillary healthcare service providers.  Services are marketed to a number of healthcare companies including third-party administrators, insurance companies, large self-funded organizations, various employer groups, and preferred provider organizations. Since October 1, 2014, HealthSmart has managed our ancillary network business under a management services agreement.

Major classes of assets and liabilities of the ancillary network business held for sale are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Accounts receivable	$1,589	$2,548
Prepaid expenses and other current assets	43	531
Deferred income taxes	18	18
Total current assets held for sale	1,650	3,097

Property and equipment, net	588	883
Intangible assets, net	406	512
Total other assets held for sale	994	1,395
Total assets held for sale	$2,644	$4,492

Due to service providers	$3,225	$2,308
Due to HealthSmart	2,210	1,225
Total current liabilities held for sale	5,435	3,533
Total liabilities held for sale	$5,435	$3,533

Summary results of operations for the ancillary network business were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net revenues	$19,027	$23,146
Operating expenses:
Provider payments	14,150	16,241
Administrative fees	1,052	1,127
Other operating costs	4,214	4,784
Depreciation and amortization	404	628
Total operating expenses	19,820	22,780

Gain on disposal of assets	-	108

Income (loss) from discontinued operations	$(793)	$474

We recognize revenue on the services that we provide, which include (i) providing payor clients with a comprehensive network of ancillary healthcare providers; (ii) providing claims management, reporting, processing and payment services; (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks; and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the payor clients and collections are reasonably assured.  We estimate revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Periodically, revenues are adjusted to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

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

6.  Revenue Recognition and Accounts Receivable

In our urgent and primary care business, we have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual amounts from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  We grant credit without collateral to our patients, who consist primarily of local residents insured by third-party payors.   A summary of the basis of reimbursement with major third-party payors is as follows:

•	Commercial and HMO – We have entered into agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Billing methodologies under these agreements include discounts from established charges and prospectively determined rates.

•	Medicare – Services rendered to Medicare program beneficiaries are recorded at prospectively determined rates. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors.

In establishing allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns.  We adjust this allowance prospectively.

We collect payment from our uninsured patients at the time of service.

Below is a summary of accounts receivable as of December 31, 2015, and revenues for the period ending December 31, 2015, for our urgent and primary care business. We entered the urgent and primary care business in May 2014.

(in thousands)	2015	2014
Accounts receivable	$3,236	$2,434
Less:
Estimated allowance for contractual adjustments and uncollectible amounts	(1,738)	(847)
Accounts receivable, net	$1,498	$1,587

(in thousands)	2015	2014
Gross revenue	$19,578	$7,259
Less:
Provision for estimated contractual adjustments and uncollectible amounts	(9,554)	(3,353)
Net revenue	$10,024	$3,906

7.  Capital and Operating Lease Obligations

The following is a schedule of the future required payments under our lease agreements in effect at December 31, 2015 (in thousands):

	Capital Leases	Operating Leases	Total
2016	$298	$1,475	$1,773
2017	288	1,333	1,621
2018	276	1,201	1,477
2019	273	1,147	1,420
2020	286	896	1,182
Thereafter	2,612	4,117	6,729
Total minimum lease payments	4,033	$10,169	$14,202
Less amount representing interest	(2,269)
Present value of net minimum obligations	1,764
Less current obligation under capital lease	134
Long-term obligation under capital lease	$1,630

8.  Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

On July 30, 2014, we entered into a credit agreement with Wells Fargo providing for a $5,000,000 revolving line of credit.  On December 4, 2014, we entered into a second credit agreement with Wells Fargo, providing for a $6,000,000 revolving line of credit.  On August 12, 2015, we increased the line of credit under the December 4, 2014 credit agreement from $6,000,000 to $7,000,000. We refer to these two agreements as our credit agreements.  Our obligations to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR.  The July 30, 2014 credit agreement matures on June 1, 2016.  All borrowings under the December 2014 credit agreement are due and payable on October 1, 2016. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries.  The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  On July 30, 2014, we issued to the guarantors of the July 2014 obligations, warrants to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.  In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations, warrants to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. These warrants, referred to as the August 12, 2015 warrants, vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

As of December 31, 2015, we had outstanding borrowings of $5,000,000 under our July 2014 credit agreement and $6,100,000 under our December 2014 credit agreement. Amounts outstanding under these credit agreements were recorded as a current liability on our consolidated balance sheet as of December 31, 2015, since both credit agreements mature in 2016. Substantially all of the borrowings under the credit agreements were used to finance acquisition activity, fund losses, and $200,000, which is not currently available to be borrowed by us, was used to secure a bond required to obtain a state license for our ancillary network business.  The weighted-average interest rate on these borrowings was 2.18% as of December 31, 2015.

Promissory Notes and Notes Payable

In 2015, as part of the Medac Asset Acquisition, the Company issued a promissory note for $560,000, payable to the seller. This note was subsequently adjusted to $522,000 due to a valuation adjustment related to the purchase of Medac, see Note 4 - Acquisition and Variable Interest Entity for additional details. The promissory note accrues interest at 5% per annum and matures on June 15, 2017. Other acquisition notes of approximately $210,000 remain outstanding at December 31, 2015, mature in 2016 and bear interest at 5%.

In 2014, as part of the purchase consideration for one of our urgent and primary care acquisitions, the Company issued a promissory note for $289,000 that was payable to a seller in August 2015. During the year ended December 31, 2015, the promissory note was cancelled and therefore we have recorded a one-time gain of $289,000.

The following is a summary of all Company debt as of December 31, 2015 (in thousands):

Revolving line of credit	$11,100
Promissory notes, related to acquisitions	732
Total debt	11,832
Less current maturities	11,310
Long-term debt	$522

The long-term debt balance of $522,000 matures in 2017.

9.  Property and Equipment

Property and equipment, net, consists of the following (dollars in thousands):

	Useful Lives (years)			2015	2014
Computer equipment	3	-	5	$791	$419
Medical equipment		5		872	626
Furniture and fixtures		5		577	390
Vehicles		5		-	43
Leasehold improvements	7	-	13	3,197	2,151
Construction in progress				119	-
				5,556	3,629
Accumulated depreciation and amortization				(697)	(190)
Property and equipment, net				$4,859	$3,439

10. Goodwill, Intangible Assets and Impairment

Identifiable intangible assets acquired in the urgent and primary care transactions during 2014 and 2015 are comprised of relationships with patients and contracts that drive patient volume into the acquired centers, each of which results in a recurring revenue stream.  Identifiable intangible assets and related accumulated amortization consist of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2015	2014
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$2,642	$972
Accumulated amortization	(189)	(47)
Intangible asset impairment	(568)	-
Total intangibles, net	$1,885	$925

Changes in goodwill for the year ended December 31, 2015 consisted of the following (in thousands):

Balance at December 31, 2014	$6,182
Measurement period adjustment	(69)
Acquisition	1,574
Impairment	(1,766)
Goodwill at December 31, 2015	$5,921

Determining the fair value of a reporting unit for goodwill impairment testing requires the exercise of significant judgment, including judgments about the appropriate discount rates, growth rates, weighted average costs of capital, economies of scale and the amount and timing of expected future cash flows. The judgments used in determining the fair value of our reporting units was based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level 3 of the generally accepted accounting principle fair value hierarchy. The cash flows employed in the DCF analyses are based on the most recent budgets and business plans, as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2015 analyses ranged from 18% to 19%. The range of growth rates utilized in the DCF analyses varied significantly by reporting unit and year based on the current business plans. The weighted average costs of capital used in the 2015 analyses were approximately 14%. We note that we expect to achieve economies of scale while achieving our growth targets. If these economies of scale are not realized, impairment charges will likely be recognized in subsequent periods. Failure to execute our business plan for any of our reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of goodwill impairment in the future.

We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative or economic trends.

During the year ended December 31, 2015, the carrying amounts of goodwill and intangible customer relationships for several underperforming reporting units were deemed to be not fully recoverable. Fair value was determined using the income approach from the Company’s internal cash flow projections and a discount rate indicative of the return an investor would expect to receive for investing in the Company which are Level 3 measurements. As a result, impairment charges on goodwill of $1,766,000 were recognized in 2015. Impairment charges on customer relationship intangibles of $568,000 were also recognized in 2015. We had total impairment charges of $2,440,000 during the year ended December 31, 2015, which included a $106,000 impairment charge on fixed assets.

The details of goodwill and intangible impairment for urgent and primary care business reporting units are as follows for 2015 (in thousands):

	CorrectMed	MedHelp	Stat Medical Care	Total
Gross goodwill value	$1,871	$44	$973	$2,888
Impairment of goodwill	(749)	(44)	(973)	(1,766)
Remaining goodwill value	$1,122	$-	$-	$1,122

Gross intangible value	$110	$600	$60	$770
Amortization	(37)	(80)	(12)	(129)
Impairment of intangible	-	(520)	(48)	(568)
Intangible value, net	$73	$-	$-	$73

Total amortization expense related to intangibles was approximately $141,000 and $47,000 during the years ended December 31, 2015 and 2014, respectively. The patient relationships and contracts are being amortized using the straight-line method over their estimated useful lives of five to ten years.

Estimated annual amortization expense relating to intangibles is as follows (in thousands):

Years ending December 31,	Urgent and Primary Care
2016	$229
2017	229
2018	229
2019	202
2020	167
Thereafter	829
Total	$1,885

11.  Income Taxes

Income tax provisions for the years ended December 31, 2015 and 2014, differed from the U.S. federal income tax rate of approximately 34% in the amounts indicated as a result of the following (in thousands):

	2015	2014
Computed "expected" tax provision (benefit)	$(4,525)	$(2,276)
Increase in the valuation allowance for deferred tax assets	5,370	2,287
Shortfall on stock options, warrants, and RSUs	-	215
State taxes	15	12
Permanent items	(893)	45
Tax benefit related to stock acquisition	-	(145)
Other	49	(68)
Total income tax provision	$16	$70

Differences between financial accounting principles and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consist of the following (in thousands):

	2015	2014
Deferred tax assets:
Operating loss carryforward	$9,162	$4,951
Accounts receivable allowance	699	401
Texas tax credit carryforward	18	215
Stock option compensation	1,167	1,121
Goodwill and intangibles	1,233	403
Finance costs	-	209
Accrued expenses	359	209
Alternative minimum tax credit carryforwards	16	16
Total deferred tax assets	12,654	7,525
Deferred tax liabilities:
Property and equipment	(303)	(518)
Prepaid expense	(70)	(96)
Total deferred tax liabilities	(373)	(614)
Valuation allowance	(12,263)	(6,893)
Net deferred tax assets	$18	$18

During the years ended December 31, 2015 and 2014, we increased the valuation allowance by approximately $5,370,000 and $2,287,000, respectively, which was included in the income tax provision for the years ended December 31, 2015 and 2014.  Due to the nature and timing of the reversal of the deferred tax assets and liabilities, the valuation allowance was established against the net deferred tax assets with the exception of a portion of the Texas tax credit carryforward of approximately $18,000.

As of December 31, 2015 and 2014, the net operating loss carryforwards were approximately $31,600,000 and $19,600,000, respectively, which expire from 2025 through 2034.  Included in the net operating loss carryforward is approximately $5,400,000 which related to the excess tax benefits for stock options and warrants exercised which will result in a credit to additional paid-in capital of approximately $1,900,000 when the associated tax deduction results in a reduction in the income taxes payable.

The income tax provision shown on the statements of operations for the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Current	$16	$12
Deferred	-	58
	$16	$70

12.  Stock-Based Compensation

Stock Options

On May 16, 2005, stockholders approved the 2005 Stock Option Plan (the "2005 Plan") which then (i) authorized options to purchase 749,776 shares and (ii) established the class of eligible participants to include employees, nominees to the Board of Directors of the Company and consultants engaged by the Company. Stock options granted under the 2005 Plan may be of two types: (1) incentive stock options and (2) nonqualified stock options. The option price of such grants is determined by a Committee of the Board of Directors (the "Committee"), but not less than the estimated fair value of the common stock at the date the option is granted. The Committee fixes the terms of the grants with no option term lasting longer than ten years. The ability to exercise such options is determined by the Committee when the options are granted.

On May 19, 2009, stockholders of the Company approved the 2009 Equity Incentive Plan (the "2009 Plan"). The purpose of the 2009 Plan is (a) to allow selected employees and officers of the Company to acquire and increase equity ownership in the Company, which will strengthen their commitment to the success of the Company, and to attract new employees, officers and consultants; (b) to optimize the profitability and growth of the Company through incentives that are consistent with the Company's goals; (c) to provide grantees an incentive for individual excellence; (d) to promote teamwork; and (e) to attract and retain highly-qualified persons to serve as non-employee directors. The 2009 Plan allows for awards of non-qualified options, stock appreciation rights, restricted shares, performance units/shares, deferred stock, dividend equivalents and other stock-based awards up to 500,000 shares. The term of the 2009 Plan is ten years and all non-qualified options will be valued at not less than 100% of the market value of the Company's stock on the date of grant. On June 3, 2014, stockholders voted to increase the number of shares subject to the 2009 Plan from 500,000 shares to 2,000,000 shares, and on May 21, 2015, stockholders approved the Amended and Restated 2009 Equity Incentive Plan (the "Amended and Restated 2009 Plan") which, among other things, removed former Article 13 and related provisions of the 2009 Plan limiting the types of awards that may be made to non-employee directors and added restricted stock units and deferred stock units to the types of awards authorized under the 2009 Plan.

Shares of common stock reserved for future grants under the 2005 Plan and the Amended and Restated 2009 Plan (the "Plans") were 1,575,320 and 1,381,914 at December 31, 2015 and 2014, respectively.

Compensation expense related to all equity awards, including non-qualified stock options, incentive stock options, and restricted stock units, that has been charged against income for the years ended December 31, 2015 and 2014, was approximately $500,000 and $592,000, respectively.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	2015	2014
Weighted average grant date fair value	$0.74	$2.00
Weighted average assumptions used:
Expected volatility	83.9%	72.8%
Expected lives (years)	4.7	5.0
Risk free interest rate	1.5%	1.7%
Forfeiture rate	39.5%	29.5%
Dividend rate	0%	0%

A summary of stock option activity is as follows:

	Options (thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2013	750	$4.74
Granted	734	2.26
Forfeited	(214)	2.13
Cancelled	(25)	6.34
Outstanding at December 31, 2014	1,245	3.69
Granted	511	1.24
Forfeited	(488)	2.25
Cancelled	(243)	5.18
Expired	(24)	0.93
Exercised	(39)	1.12
Outstanding at December 31, 2015	962	$2.92
Exercisable at December 31, 2015	425	$4.91

As of December 31, 2015, the weighted-average remaining contractual life of the options outstanding was 4.4 years and the weighted-average remaining contractual life of the outstanding exercisable options was 1.6 years.

The total intrinsic value of options outstanding at December 31, 2015 and 2014 was approximately $0 and $774,000, respectively. The total intrinsic value of the options that are exercisable at December 31, 2015 and 2014 was approximately $0 and $274,000, respectively. There were 38,859 and 308 shares exercised during the years ended December 31, 2015 and 2014, respectively, with intrinsic values of approximately $47,000 and $390, respectively.

Compensation expense related to stock options charged to operations during 2015 and 2014 was approximately $244,000 and $384,000, respectively. As of December 31, 2015, there was approximately $268,000 of total unrecognized compensation cost related to non-vested non-qualified stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.95 years.

Restricted Stock Units

We issued restricted stock units ("RSUs") to certain employees and the Board of Directors during the twelve months ended December 31, 2009. As RSUs vest, they are convertible into shares of our common stock. The RSUs are valued at the market price of our stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period. Our future estimated forfeiture rate on RSUs is 5% as the RSUs have been awarded primarily to members of our Board of Directors and members of our senior management. At our 2013 Annual Meeting, the Board of Directors approved a compensation plan that provided for an annual grant of RSUs to non-employee directors on the date of our annual meeting of stockholders. During the year ended December 31, 2014, 50,000 RSUs were granted to our directors. An additional 55,000 RSUs were granted to members of senior management of the Company during the twelve months ended December 31, 2014.

A summary of RSU activity is as follows:

	RSUs (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	51	$2.40
Granted	105	3.49
Outstanding at December 31, 2014	156	3.08
Converted into common stock	(156)	3.08
Outstanding at December 31, 2015	-	$-
Vested and convertible to common stock at December 31, 2015	-	$-

Restricted Stock

The Board of Directors or designated committee may award restricted stock consisting of shares which remain subject to a risk of forfeiture and may not be disposed of by participants until certain restrictions established by the Board of Directors or the designated committee lapse. A participant receiving restricted stock will have all of the rights of a stockholder of our Company, including the right to vote the shares and the right to receive any dividends, except as otherwise provided in the award agreement. Upon the participant’s termination of affiliation with the Company and all of our subsidiaries during the restriction period, restricted stock will be forfeited, subject to such exceptions, if any, as are provided in the award agreement or any other agreement with the participant. In the year ended December 31, 2015, 50,000 shares of restricted stock were granted to our Board of Directors as director compensation. Restricted stock awards are valued at the market price of our stock on the measurement date, which is the date of grant. Compensation expense is recognized ratably over the vesting period.

Compensation expense related to RSUs and restricted stock charged to operations during 2015 and 2014 was approximately $256,000 and $208,000, respectively. As of December 31, 2015, there was approximately $24,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 0.4 years.

13.  Warrants

We had outstanding warrants to purchase 13,167,396 shares and 1,782,222 shares of our common stock as of December 31, 2015 and December 31, 2014, respectively. 6,142,560 and 1,486,222 warrants to purchase common stock held by related parties of our Company as of December 31, 2015 and December 31, 2014, respectively. Warrants to purchase 11,085,174 shares of common stock were issued in the 2015 Offering. Warrants to purchase 2,060,000 shares of common stock were issued in 2014 and 2015 to individuals who provided guarantees in connection with our lines of credit. The remaining warrants to purchase 22,222 shares of common stock were issued in 2012 and expire on February 1, 2017 and have an exercise price of $1.50 per share.

Warrants Issued in 2015 Offering

In the 2015 Offering, we issued warrants to purchase 9,642,857 shares of common stock to investors who purchased Class A Units. Warrants to purchase 1,071,750 shares of common stock were issued to investors who purchased Class B Units. In addition, warrants to purchase 370,567 shares of common stock were sold to the underwriter of the 2015 Offering. All of these warrants have a fixed exercise price of $0.875 per share and expire on December 9, 2020. As of December 31, 2015, none of these warrants had been exercised.

August 12, 2015 Warrants

On August 12, 2015, we issued warrants to individuals who provided guarantees in connection with a $1,000,000 increase to our December 2014 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 300,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on August 12, 2020. The warrants initially had anti-dilution provisions, under which the warrants' strike price could change if certain future events occurred. Some of the anti-dilution provisions of warrants issued to our officers and directors do not become effective unless and until they are approved by our stockholders.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $1.70 per share, which was equal to the closing market price of our common stock on August 12, 2015. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015. On December 8, 2015, the warrants’ strike price with respect to 50,010 shares of common stock was further reduced to $0.70 per share, which was equal to the price at which Class A units were sold in the 2015 Offering. Adjustments to the strike price of warrants to purchase 249,990 shares of our common stock issued to our officers and directors do not become effective unless and until they are approved by our stockholders. All warrant holders have waived their rights to any further adjustments to the warrants’ strike price after December 8, 2015.

Because the warrants’ strike price was subject to adjustment, the warrants were initially reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $347,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on October 1, 2016. During the year ended December 31, 2015, we recognized $124,000 of amortization expense on this asset.

Prior to December 8, 2015, the warrant liability was adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability were reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statements of operations. On December 8, 2015, the warrants were adjusted to their estimated fair value of $126,000. The Company's statements of operations for the year ended December 31, 2015 includes an unrealized (gain) of ($221,000). The unrealized gain corresponds with the decrease in the warrant liability between August 12, 2015 and December 8, 2015.

On December 8, 2015, the warrants’ strike price was fixed at $0.70 per share. At that time, the warrants were reclassified as equity and reported as additional paid-in capital. The warrants will not be adjusted to fair value in any reporting period after December 8, 2015.

Prior to December 8, 2015, the warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions were applicable if our common stock was issued in certain transactions at a price below the warrants’ exercise price. On August 12, 2015, we assumed that there was a 95% probability that the Company would issue common stock in at least one of those transactions in the remainder of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. On December 8, 2015, we assumed that the warrants’ strike price was fixed for the remainder of the warrants’ term.

Additional assumptions we used in our valuation calculations were as follows:

	December 8, 2015	August 12, 2015
Stock price	$0.63	$1.70
Volatility	90.0%	82.5%
Risk-free interest rate	1.68%	1.52%
Exercise price	$0.70	$1.70
Expected life (years)	4.68	5
Dividend yield	0%	0%

December 4, 2014 Warrants

On December 4, 2014, we issued warrants to individuals who provided guarantees in connection with a $6,000,000 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 960,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. The warrants initially had anti-dilution provisions, under which the warrants' strike price could change if certain future events occurred.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $2.71 per share, which was equal to the closing market price of our common stock on December 4, 2014. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015. On December 8, 2015, the warrants’ strike price was further reduced to $0.70 per share, which was equal to the price at which Class A units were sold in the 2015 Offering. All warrant holders have waived their rights to any further adjustments to the warrants’ strike price after December 8, 2015.

Because the warrants’ strike price was subject to adjustment, the warrants were initially reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,660,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on October 1, 2016. During the years ended December 31, 2015 and December 31, 2014, we recognized $960,000 and $92,000 of amortization expense, respectively, on this asset.

Prior to December 8, 2015, the warrant liability was adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability were reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statements of operations. On December 31, 2014 and December 8, 2015, the warrants were adjusted to their estimated fair value of $1,790,000 and $376,000, respectively. The Company's statements of operations for the years ended December 31, 2015 and December 31, 2014 include an unrealized gain of $1,414,000 and an unrealized loss of $130,000, respectively. The unrealized gain and unrealized loss correspond with the changes in the warrant liability over the respective periods.

On December 8, 2015, the warrants’ strike price was fixed at $0.70 per share. At that time, the warrants were reclassified as equity and reported as additional paid-in capital. The warrants will not be adjusted to fair value in any reporting period after December 8, 2015.

Prior to December 8, 2015, the warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions were applicable if our common stock was issued in certain transactions at a price below the warrants’ exercise price. On December 4, 2014 and December 31, 2014, we assumed that there was a 100% probability that the Company would issue common stock in at least one of those transactions in the second half of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. On December 8, 2015, we assumed that the warrants’ strike price was fixed for the remainder of the warrants’ term.

Additional assumptions we used in our valuation calculations were as follows:

	December 8, 2015	December 31, 2014	December 4, 2014
Stock price	$0.63	$2.90	$2.71
Volatility	90.0%	72.5%	72.5%
Risk-free interest rate	1.47%	1.65%	1.59%
Exercise price	$0.70	$2.71	$2.71
Expected life (years)	3.99	4.93	5
Dividend yield	0%	0%	0%

July 30, 2014 Warrants

On July 30, 2014, we issued warrants to individuals who provided guarantees in connection with a $5,000,000 line of credit that was obtained by us on that same date. The warrants allow the warrant holders to purchase a total of 800,000 shares of our common stock. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019. The warrants initially had anti-dilution provisions, under which the warrants' strike price could change if certain future events occurred.

When the warrants were issued, they allowed warrant holders to purchase shares of our common stock for $3.15 per share, which was $0.01 per share higher than the closing market price of our common stock on July 30, 2014. On August 28, 2015, restricted stock was awarded to our directors pursuant to our director compensation plan. In accordance with the anti-dilution provisions of the warrant contracts, the warrants’ strike price was reduced to $1.46 per share, which was equal to the closing market price of our common stock on August 28, 2015. On December 8, 2015, the warrants’ strike price was further reduced to $0.70 per share, which was equal to the price at which Class A units were sold in the 2015 Offering. All warrant holders have waived their rights to any further adjustments to the warrants’ strike price after December 8, 2015.

Because the warrants’ strike price was subject to adjustment, the warrants were initially reported as liabilities on our balance sheet. On the date the warrants were issued, we recognized a warrant liability that was equal to the warrants' fair value of $1,420,000. A corresponding entry was made to deferred loan fees. Deferred loan fees, an asset on our balance sheet, are being amortized over the life of the line of credit agreement, which expires on June 1, 2016. During the years ended December 31, 2015 and December 31, 2014, we recognized $775,000 and $322,000, of amortization expense, respectively, on this asset.

Prior to December 8, 2015, the warrant liability was adjusted to the warrants' fair value at the end of each reporting period. Increases (decreases) in the warrant liability are reported as unrealized losses (gains) and reported as a component of interest expense on the Company's statements of operations. On December 31, 2014 and December 8, 2015, the warrants were adjusted to their estimated fair value of $1,410,000 and $310,000, respectively. The Company's statement of operations for the years ended December 31, 2015 and December 31, 2014 include unrealized gains of $1,100,000 and $10,000, respectively. The unrealized gains correspond with the changes in the warrant liability over the respective periods.

On December 8, 2015, the warrants’ strike price was fixed at $0.70 per share. At that time, the warrants were reclassified as equity and reported as additional paid-in capital. The warrants will not be adjusted to fair value in any reporting period after December 8, 2015.

Prior to December 8, 2015, the warrants' fair value was calculated using the binomial options-pricing model. Pursuant to the terms of the relevant warrant agreements, the anti-dilution provisions were applicable if our common stock was issued in certain transactions at a price below the warrants’ exercise price before a public offering was closed for at least $10,000,000. On July 30, 2014 and December 31, 2014, we assumed that there was a 15% probability that the Company would issue common stock in at least one of those transactions in the second half of 2015. If the market price of the Company's stock was less than the warrants' exercise price on the date of such issuance, we assumed that the warrants' exercise price would be reduced, in accordance with the terms of the warrant agreements. On December 8, 2015, we assumed that the warrants’ strike price was fixed for the remainder of the warrants’ term.

Additional assumptions we used in our valuation calculations were as follows:

	December 8, 2015	December 31, 2014	July 30, 2014
Stock price	$0.63	$2.90	$3.14
Volatility	90.0%	72.5%	61.5%
Risk-free interest rate	1.47%	1.65%	1.83%
Exercise price	$0.70	$3.15	$3.15
Expected life (years)	3.89	4.83	5.25
Dividend yield	0%	0%	0%

The following information is provided as to our warrants outstanding at December 31, 2014 and 2015:

	Weighted- Average Exercise Price*	Warrants Outstanding December 31, 2014	Warrants Issued in 2015	Warrants Outstanding December 31, 2015
Warrants issued before 2014	$1.50	22	-	22
Warrants issued July 30, 2014	$0.70	800	-	800
Warrants issued December 4, 2014	$0.70	960	-	960
Warrants issued August 12, 2015	$0.70	-	300	300
Warrants issued December 9, 2015	$0.875	-	11,085	11,085
Total	$0.85	1,782	11,385	13,167

*Exercise price after anti-dilution adjustments

The following table summarizes the changes in the derivative warrants' fair values since December 31, 2014 (in thousands):

	Warrants Issued on July 30, 2014	Warrants Issued on December 4, 2014	Warrants Issued on August 12, 2015	Total
Warrant derivative liability as of December 31, 2014	$1,410	$1,790	$-	$3,200
Fair value of outstanding warrants issued on August 12, 2015	-	-	347	347
Change in fair value of warrants through December 8, 2015	(1,100)	(1,414)	(221)	(2,735)
Reclassification of warrant liability to equity on December 8, 2015	(310)	(376)	(126)	(812)
Warrant derivative liability as of December 31, 2015	$-	$-	$-	$-

14.  Fair Value of Financial Instruments

The Company adjusted its warrant derivative liability to fair value at the end of each reporting prior to December 8, 2015, the date the warrant liability was reclassified to equity when warrant holders waived exercise price adjustment provisions. Fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The Company classifies its fair value measurements for the warrant derivative liability under Level 3, because the valuation models require certain unobservable inputs that may have a material impact on fair value. A table summarizing the activity for the warrant derivative liability is presented in Note 13 - Warrants.

15.  Employee Benefit Plans

We provide a defined contribution plan for all full-time, permanent corporate employees. Eligible employees may contribute up to 100% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3.5% of an employee's compensation and plan participants are fully vested in our contributions immediately.  We made contributions to the plan and charged operations of approximately $17,000 and $109,000 during the years ended December 31, 2015 and 2014, respectively. When we entered into the management services agreement with HealthSmart, effective October 1, 2014, HealthSmart hired substantially all of our ancillary network employees, so we ceased contributing for those persons.

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

In addition, see discussion of other related party transactions in Note 3 – Capital Stock and Stock Offerings and Note 13 - Warrants.

In connection with the acquisitions of Mid-South, MedHelp, Stat Medical Care, and Medac we retained atleast one of the seller physicians as either employees or independent contractors at closing. Refer to Note 8- Lines of Credit, Promissory Notes, and Notes Payable for the terms of the promissory notes.

17.  Segment Reporting

As of December 31, 2015 we operated in two segments, urgent and primary care and ancillary network.  We evaluate performance based on several factors, of which the primary financial measure for each segment is operating income.  We define segment income for our business segments as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, intangible asset impairment, non-cash stock-based compensation expense, shared service expenses, severance charges and any non-recurring costs.  Shared services primarily consist of compensation costs for the executive management team, facilities' costs for our corporate headquarters, support services such as finance and accounting, human resources, legal, marketing and information technology and general administration.  Shared services also include transactional costs.

The following tables set forth a comparison of operations for the following periods presented for our two lines of business and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective years ended December 31 are as follows (in thousands):

	2015				2014
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total
Net revenues	$10,024	$19,027	$-	$29,051	$3,906	$23,146	$-	$27,052
Total segment income (loss)	(1,253)	98	(6,898)	(8,053)	86	994	(5,167)	(4,087)

Additional Segment Disclosures:
Interest expense	203	-	179	382	106	-	18	124
(Gain)/loss on warrant liability, net of deferred loan fee amortization	(657)	-	(219)	(876)	401	-	133	534
Depreciation and amortization expense	561	404	99	1,064	222	628	16	866
Income tax expense (benefit)	16	-	-	16	(145)	215	-	70
Total asset expenditures	205	-	251	456	347	429	40	816

* Presented as discontinued operations in statement of operations

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals (in thousands):

	2015	2014
Total segment operating loss	$(8,053)	$(4,087)
Less:
Severance charges	388	108
Non-recurring transaction costs	222	333
Ancillary network prepaid write-off	487	-
Depreciation and amortization expense	1,064	866
Non-cash stock-based compensation expense	500	592
Impairment charges	2,440	-
Non-recurring professional fees	922	166
Operating loss, including discontinued operations	(14,076)	(6,152)
Gain on cancellation of acquisition promissory note	(289)	-
(Gain) on disposal of assets	-	(108)
Interest expense	382	115
(Gain)/loss on warrant liability, net of deferred loan fees amortization	(876)	534
Loss before income taxes, including income (loss) on discontinued operations	$(13,293)	$(6,693)

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

	Urgent and Primary Care	Ancillary Network*	Shared Services	Consolidated
December 31, 2015	$14,920	$2,644	$3,521	$21,085
December 31, 2014	14,082	4,492	2,531	21,105

* Presented as discontinued operations in statement of operations

18.  Litigation Contingencies

As of December 31, 2015, we were not involved in, but may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible to occur, if any, are subject to disclosure. As of December 31, 2015 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss.

19. Subsequent Events

On January 15, 2016, we closed the urgent care clinic acquired in the MedHelp acquisition. For the years ended December 31, 2015 and 2014, MedHelp reported net revenues of approximately $555,000 and $168,000, respectively, and net income (loss) amounted to approximately $(941,000) and $43,000, respectively. Included in the 2015 net loss were impairment charges of approximately $671,000 related to goodwill and long-lived assets.

After the close of the Company’s fiscal year, GoNow’s Board of Directors made several changes in its executive management:

  on January 8, 2016, Adam S. Winger, the Company’s VP of Acquisitions, General Counsel and Secretary, was appointed to serve as President and Chief Executive Officer;

  also on January 8, 2016, James A. Honn, the Company’s Chief Information Officer, was appointed to the additional position of Chief Operating Officer; and

  on March 4, 2016, Robert Frye, the Company’s Controller and Principal Accounting Officer, was appointed to the additional position of Interim Chief Financial Officer.

In March 2016, the Company entered into a strategic development arrangement with Birmingham-based commercial real estate firm Harbert Realty Services (“Harbert”).  Under the arrangement, the Harbert agreed to build and develop up to 10 new GoNow Doctors facilities throughout Alabama, Georgia, North Carolina and Florida over the next 12 months. Harbert will pay all costs to acquire the land and construct the facilities according to the Company's plans and specifications in exchange for the Company's entry into a long-term lease.  The Company will be Harbert’s preferred urgent care and family medicine tenant, which will confer preferential rights in Harbert’s retail developments.

Since December 31, 2015, the Company also implemented several key efficiency measures:

  as discussed above, the Company closed the Alpharetta, Georgia center acquired in the MedHelp acquisition;

  in February 2016, the Company refined its billing and coding practices to improve the efficiency of several aspects of its revenue cycle;

  in March 2016, the Company eliminated a number of positions within the Company; and

  also in March 2016, the Company finalized the sublease of its existing office space and relocated the corporate headquarters, retaining significantly less space at a more favorable rate.