Form 10-K/A
period 2015-12-31
American CareSource Holdings, Inc.
filed 2016-04-29
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

American CareSource Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K due to the Company’s annual meeting occurring in the second half of 2016.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The table below sets forth the names, ages and positions, of the individuals who serve as our executive officers and directors as of the date of this report.

Name	Age	Position with the Company
Adam S. Winger	34	President and Chief Executive Officer
Robert Frye	63	Interim Chief Financial Officer and Controller
James A. Honn	50	Chief Operating Officer and Chief Information Officer
John Pappajohn	87	Chairman of the Board of Directors
Edward B. Berger(1)(2)	87	Director
Geoffrey E. Harris(3)	54	Director
Matthew P. Kinley(1)(2)(3)	48	Director
Mark C. Oman(1)(2)(3)	61	Director

_________

(1) Member of the compensation committee

(2) Member of the audit committee

(3) Member of the governance and nominations committee

The following is a biographical summary of the experience of each of our executive officers and directors as of the date of this report:

Adam S. Winger has served as our President and Chief Executive Officer since January 8, 2016. Until that date, he served as our Vice President of Acquisitions and General Counsel since joining the Company in July 2014 and our Secretary since May 2015; he also served as our Interim Chief Financial Officer from August 14, 2015 to January 8, 2016 and from December 31, 2014 until January 21, 2015. Prior to joining the Company, from July 2010 to July 2014, Mr. Winger was an attorney at Baker, Donelson, Bearman, Caldwell & Berkowitz, P.C., a full-service law firm, where his practice focused primarily on the representation of urgent care companies. From August 2005 to May 2009, Mr. Winger was an associate at KPMG Forensic LLP, the forensic accounting division of KPMG LLP, an audit, tax and advisory firm. Mr. Winger, a licensed attorney and Certified Public Account (license currently inactive), graduated from the University of Texas with his Bachelor of Business Administration and Masters of Professional Accounting, earned his law degree from Georgia State College of Law, and later earned a Masters of Law (taxation) from New York University.

Robert Frye has served as our Interim Chief Financial Officer since March 2016. Prior to that, he served as our controller since joining the Company in February 2015. Prior to joining the Company, Mr. Frye was the principal of Frye Consulting, LLC, a finance and accounting consultancy, from September 2010 to February 2015. Additionally, from February 2012 to February 2013, Mr. Frye also served as Corporate Controller for Rubicon Global Holdings, a waste brokerage company. From January 2010 to August 2010, Mr. Frye served as Chief Financial Officer for American Shingle, a re-roofing business. From June 2006 to February 2009, Mr. Frye served as Corporate Controller for MedAvant Healthcare Solutions, a healthcare insurance claims clearing house and cost containment business. Mr. Frye is a licensed Certified Public Accountant in the State of Washington and holds a Bachelor of Science degree in Accounting from Indiana University, Bloomington, Indiana.

James A. Honn has served as our Chief Information Officer since joining the Company in June 2013. On January 8, 2016, he was appointed to the additional position of Chief Operating officer. He is primarily responsible for development and execution of the Company’s information technology and operational strategy. Mr. Honn has over 25 years of information technology experience. Before joining the Company, Mr. Honn served as Senior Vice President and Chief Operating Officer for Logic Healthcare, a healthcare IT staffing and consulting firm, from December 2012 through April 2013. From February 2011 through December 2012, Mr. Honn was Vice President of Management Consulting for maxiT Healthcare. From September, 2008 to February 2011, he was with CTGHS, where he provided operational and business development oversight to CTGHS’s Emerging Healthcare Markets and Strategic Sourcing business units. Mr. Honn earned a Bachelor of Science Degree in Management from National-Louis University and a Master of Science in Management from Southern Methodist University.

John Pappajohn has served as a director of our Company since November 2004, and has served as Chairman of the Board since April 13, 2015. From April 13, 2015 until January 8, 2016, he served as acting Chief Executive Officer. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves or has served as a director on the boards of the following public companies: Cancer Genetics, Inc. a company that provides diagnostic products and services to the cancer market, since November 2009; CNS Response, Inc., a company who uses EEG-generated biomarkers for use in personalized medicine in psychiatry, since August 2009; Zeta Acquisition Corp. I, a company formed as a vehicle to acquire target companies or businesses, since November 2007; Zeta Acquisition Corp. II, a company formed as a vehicle to acquire target companies or businesses, since November 2007; Zeta Acquisition Corp. III, a company formed as a vehicle to acquire target companies or businesses, since November 2007 until merging with and into Kura Oncology, Inc. in March 2015; ConMed Healthcare Management, Inc., a company that provided services to county and municipal detention centers across the United States, from 1995 to 2012; and PharmAthene, Inc. (formerly Healthcare Acquisition Corp.), a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons, from 2005 to July 2011. Mr. Pappajohn was chosen to serve as a director of our Company because of his unparalleled experience serving as a director of more than 40 public companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industry for more than 40 years, and by founding and supporting several public healthcare companies.

Edward B. Berger has served as a director of the Company since March 2006 and as Non-Executive Chairman or Executive Chairman of the Board from March 2007 until December 2008. Mr. Berger, for the past 29 years, has been President of Berger Equities, Inc., a real estate investment firm owned by Mr. Berger and his spouse. From 2007 to 2012, Mr. Berger served as an independent director on the board of ConMed Healthcare Management, Inc., a public company providing correctional facility healthcare services, and was chairman of its audit committee. In addition, Mr. Berger, has served on a number of other public company boards including Patient InfoSystems, Inc. (now CareGuide, Inc.) from 2004 to 2006, Healthcare Acquisition Corp. (now PharmaAthene, Inc.) from 2005 to 2007, and Card Systems Solutions, Inc. Mr. Berger has extensive experience in the healthcare industry, having served as President and CEO of Palo Verde Hospital, President and member of the Board of Trustees of Kino Community Hospital, and member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, Arizona. Mr. Berger received a Juris Doctorate from New York Law School and a Master’s Degree in Education as well as a Bachelor of Arts Degree in History and English from the University of Arizona. Mr. Berger was an Adjunct Professor in Political Science at Pima Community College, recent Chairman of the Desert Angels Inc., an Angel investing group, and retired as Chairman of the MBA Advisory Council, Eller Graduate School of Management, at the University of Arizona. The Board of Directors selected Mr. Berger to serve as a director because of his extensive experience in the healthcare industry and his service as chief executive officer for several companies. Mr. Berger provides critical insight into the areas of corporate governance.

Geoffrey E. Harris has served as a director of the Company since July 2014. Mr. Harris is the Managing Partner at C7 Advisors LLC, a money management and healthcare advisory firm, and has served in that capacity since June 2014. Mr. Harris was co-head of the healthcare investment banking group at Cantor Fitzgerald from October 2011 until April 2014, where he executed financing and M&A transactions for biotechnology, life sciences, healthcare services, data analytics, and medical device companies. Mr. Harris served in a similar role at Gleacher and Company from 2009 to 2011. Mr. Harris was a buy-side hedge fund analyst and portfolio manager for Jefferies Asset Management from 2007 to 2008 and for Sirios Capital Management from 2002 to 2007. Mr. Harris served as a sell-side healthcare research analyst at UBS from 1999 to 2002 and at Smith Barney from 1991 to 1999. Mr. Harris served on the board of directors of Cancer Genetics, Inc. since December 2014 and is the chairman of its audit committee. In July 2015, Mr. Harris was appointed to the board of directors of CNS Response, Inc. A Chartered Financial Analyst for 26 years, Mr. Harris received his MBA from the MIT Sloan School of Management. The Board of Directors selected Mr. Harris to serve as a director because of his transactional experience in the healthcare industry and his leadership experience.

Matthew P. Kinley has served as a director of the Company since December 2011. Since 1995, Mr. Kinley has served as Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm, both owned by our director and principal stockholder Mr. Pappajohn. Mr. Kinley has been involved in the financing and development of more than 50 companies with Mr. Pappajohn in the past 20 years. Since November 2007, Mr. Kinley has served on the board of directors of Zeta Acquisition Corp. I and Zeta Acquisition Corp. II. From November 2007 until March 2015, Mr. Kinley served on the board of directors of Zeta Acquisition Corp. III, which merged with and into Kura Oncology, Inc. Mr. Kinley served as President and as a director of Healthcare Acquisition Corp. (AMEX: HAQ) from April 2005 through August 2007. From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG, LLP, working on tax, audit and merger and acquisition issues. Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990. The Board of Directors selected Mr. Kinley to serve as a director because of his experience in finance and accounting.

Mark C. Oman has served as a director of the Company since May 2013. Mr. Oman retired from Wells Fargo & Company in December 2011, after serving it or its predecessors since 1979. At Wells Fargo, he held numerous positions, including senior executive vice president (home and consumer finance) from 2005 until his retirement and group executive vice president (home and consumer finance) from 2002 to 2005, with responsibility for multiple business units. Mr. Oman was a director at Wells Fargo Bank, NA from 2003 to August 2011. Mr. Oman also served as a director and the chief executive officer of Wachovia Preferred Funding Corp. from 2009 to 2011. Prior to joining Wells Fargo, Mr. Oman worked for Deloitte, Haskins & Sells. Mr. Oman received his B.A. in accounting, with highest honors, from the University of Northern Iowa. He is currently involved with several private ventures and, since March 2013, is a director and member of the Audit Committee and the Compensation Committee of First American Financial Corporation (NYSE: FAF). The Board of Directors selected Mr. Oman to serve as a director because of his extensive experience as a senior executive, and his deep knowledge of financial and accounting matters.

Corporate Governance

Pursuant to the Delaware General Corporation Law and the Company’s Bylaws, our business, property and affairs are managed by or under the direction of our Board of Directors. Our Board of Directors currently consists of five members. Members of the Board of Directors are kept informed of the Company’s business through discussions with senior management and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

The Board of Directors of the Company has a standing Audit Committee, Compensation Committee and Governance and Nominations Committee.

During 2015, the Board of Directors held nine meetings, the Audit Committee held five meetings, the Compensation Committee held one meeting and the Governance and Nominations Committee held no meetings. During 2015, each of the directors each attended 75% or more of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of the committees of which he was a member held during such director’s period of service. The Company does not have a policy with regard to Board members’ attendance at annual meetings of stockholders. All of the Board members at the time attended the 2015 Annual Meeting.

We have a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all directors, officers and employees, which can be found at the Company’s web site, www.americancaresource.com. All of our directors, officers and employees are expected to be familiar with the Code of Conduct and to adhere to those principles and procedures set forth in the Code of Conduct that apply to them. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, Inc. (“NASDAQ”) on the Company’s web site.

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

The Company’s Board of Directors has adopted Charters for the Audit Committee, Compensation Committee, and Governance and Nominations Committee of the Board of Directors. These documents can be found at the Company’s web site, www.americancaresource.com. The information on our web site is not incorporated by reference into this report.

A stockholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address: American CareSource Holdings, Inc., 55 Ivan Allen Jr. Blvd., Suite 510, Atlanta, Georgia 30308 (Attn: Investor Relations).

Board Leadership Structure

Prior to his death on April 12, 2015, Richard W. Turner, Ph.D. served as both Chief Executive Officer and Chairman of our Board of Directors. On April 13, 2015, the Board of Directors appointed John Pappajohn, one of our directors, as Chairman of the Board of Directors and acting Chief Executive Officer. Mr. Pappajohn continued to serve in both of those capacities until January 19, 2016 when Adam S. Winger was appointed President and Chief Executive Officer, thus separating the positions of Chairman of the Board and Chief Executive Officer. The Company does not have a lead independent director. We believe that our current leadership structure permits the Board to fulfill its duties effectively and efficiently, is appropriate given the Company’s business strategy and size and provides the most efficient and effective leadership model for the Company at this time.

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

Director Independence

We use the definition of “independence” set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board of Directors are independent. In making this determination, our Board of Directors considers, among other things, relationships between each director and the Company, including those reported in this proxy statement under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As a result of this review, our Board has affirmatively determined, based on its understanding of such relationships, that the majority of the current members of our Board of Directors, namely Messrs. Berger, Harris, Kinley and Oman, are independent directors.

Committees of the Board of Directors

Audit Committee

The members of our Audit Committee are Mark Oman (Chair), Edward B. Berger and Matthew Kinley. The purpose of the Audit Committee is to assist the Board of Directors’ oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. Our Board has determined that each member of the Audit Committee is “independent” within the meaning of the NASDAQ Listing Rules and Rule 10A-3(b) under the Securities Exchange Act of 1934, has not participated in the preparation of our financial statements or those of any current subsidiary during the past three years and is able to read and understand fundamental financial statements. The Board of Directors has determined that Mr. Oman is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.

Under its Charter, the Audit Committee’s responsibilities include appointing, evaluating, retaining, setting the compensation of, and, when necessary, terminating the engagement of the independent registered public accounting firm; reviewing and discussing our audited consolidated financial statements with our management and our independent registered public accounting firm and considering whether the committee will recommend to the Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K; reviewing and approving all “related party transactions” on an ongoing basis; and preparing an annual committee report for inclusion where necessary in the proxy statement of the Company relating to its annual meeting of security holders.

Compensation Committee

The members of our Compensation Committee are Edward Berger (Chair), Mark Oman and Matthew Kinley. Under its Charter, our Compensation Committee’s responsibilities include evaluating the performance of our Chief Executive Officer and determining his compensation based upon his performance; reviewing and making recommendations to the Board of Directors or approving the compensation of our executive officers and employment contracts for executive officers; if requested by the Board of Directors, reviewing and approving all grants and awards under our equity-based compensation plans; and reviewing and approving changes to the Company’s health and welfare plans that involve a material change in costs or benefit levels.

The Compensation Committee consults with the Chief Executive Officer as it deems appropriate and may invite the Chief Executive Officer to attend meetings of the Compensation Committee, provided that he does not participate in any deliberations or decision making by the Compensation Committee establishing goals and objectives for the Chief Executive Officer, evaluating the performance of the Chief Executive Officer or fixing the compensation or recommendation of equity grants for the Chief Executive Officer.

Governance and Nominations Committee

The members of our Governance and Nominations Committee are Geoffrey E. Harris (Chair), Edward Berger and Mark Oman. Under its Charter, the Governance and Nominations Committee’s responsibilities include recommending to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board of Directors; reviewing with the Board of Directors, on a periodic basis, the requisite skills and criteria for Board candidates and the composition of the Board of Directors as a whole; recommending to the Board of Directors on an annual basis the directors to be appointed to each committee of the Board of Directors; and overseeing an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

Report Of The Audit Committee

The Audit Committee of the Board of Directors has  reviewed and discussed with management our audited financial statements as of and for the year ended December 31, 2015. The Audit Committee has discussed with RSM US LLP, our independent registered public accounting firm, the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Audit Committee has received the written disclosures and the letter from RSM US LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding RSM US LLP’s communications with the Audit Committee concerning independence and has discussed with RSM US LLP that firm’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Audit Committee

Mark Oman (Chairman)

Edward B. Berger

Matthew Kinley

Stockholder Communications with the Board of Directors

The Company encourages its stockholders to communicate with the Board of Directors. The Board of Directors does not believe a formal process for stockholders to send communications to the Board of Directors is necessary because all stockholder communications will be circulated to all members of the Board and the Board does not screen stockholder communications. All such communications should be directed to our Chairman of the Board, who, in turn, will circulate the communications to the remaining members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and the persons who beneficially own more than 10% of any class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and more than 10% beneficial owners for 2015, except that Robert Frye did not timely file a Form 3 upon his appointment as our principal accounting officer or two Forms 4 to report two separate stock option grants.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and footnotes set forth information, for the fiscal years ended December 31, 2015 and 2014, concerning the compensation awarded to, earned by or paid to: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2015, and (ii) the two most highly compensated executive officers, other than the principal executive officer, who received compensation in excess of $100,000 during the fiscal year ended December 31, 2015 and were serving as executive officers at December 31, 2015 (collectively referred to as the “Named Executive Officers” in this report).

Name and Principal Position	Year	Salary $	Bonus $	Option Award(1) $	Stock Award(1) $	All Other Compensation $		Total $
Richard W. Turner(2) Former Chief Executive Officer	2015 2014	82,827 158,500	- 50,000	- 864,526	- 95,000	199,233 61,042	(3)	282,060 1,229,068

John Pappajohn(4) Former Acting Chief Executive Officer	2015	-	-	-	14,600	-		14,600

Adam S. Winger(5)	2015	225,000	25,000	41,904	-	-		291,904
President, Chief Executive Officer and Secretary (Former Vice President of Acquisitions, Interim Chief Financial Officer and General Counsel)	2014	131,460	-	156,960	-	-		288,420

James A. Honn(6)	2015	207,020	-	19,954	-	-		226,974
Chief Operating Officer and Chief Information Officer	2014	183,333	-	29,419	-	2,445		215,197

___________

(1) The amount reflected in the table represents grant date fair value of equity incentive awards granted and calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC 718. For additional information on the valuation assumptions refer to Note 12, “Stock Based Compensation,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. Stock option grants and restricted stock awards are designed to provide short and long-term incentives and rewards linked directly to the price of our common stock. The options granted to the executive officers in 2015 vest over a five year period, have an exercise price of $0.70 per share, are subject to customary anti-dilution adjustments and expire in 2025.

(2) Dr. Turner served as our Chief Executive Officer in 2015 until his death on April 12, 2015.

(3) Represents a termination payment made to Dr. Turner’s estate.

(4) Mr. Pappajohn served as our acting Chief Executive Officer from April 13, 2015 until January 7, 2016 but received no compensation for serving in that position. The compensation included in this Summary Compensation Table solely reflects Mr. Pappajohn’s fees for his service as a director in 2015.

(5) Mr. Winger was appointed President and Chief Executive Officer on January 8, 2016. He continues to serve as our Secretary.

(6) Mr. Honn was appointed Chief Operating Officer on January 8, 2016. He continues to serve as our Chief Information Officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to equity awards for each Named Executive Officer outstanding on December 31, 2015. The table does not give effect to grants of options that occurred after December 31, 2015.

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)
Richard W. Turner Former Chief Executive Officer	3,333 100,000 70,000	- - -	1.83 1.99 1.90	4/12/2016 4/12/2016 4/12/2016	- - -	- - -

John Pappajohn Former Acting Chief Executive Officer	5,000 3,333 -	- - -	5.46 4.17 -	5/24/2017 7/20/2020 -	- - 10,000(1)	- - 4,100

Adam S. Winger President and Chief Executive Officer (Former Vice President of Acquisitions, Interim Chief Financial Officer, Secretary and General Counsel)	19,550 2,167 -	49,450(2) 7,833(3) 105,000(4)	3.40 2.88 0.70	7/1/2024 11/5/2024 12/9/2025	- - -	- - -

James A. Honn Chief Operating Officer and Chief Information Officer	6,800 2,000 2,167 -	10,200(5) 8,000(6) 7,833(7) 50,000(8)	1.94 1.80 2.88 0.70	6/3/2023 1/14/2024 11/5/2024 12/9/2025	- - - -	- - - -

__________

(1) These shares vest on May 19, 2016.

(2) These options vest in 42 equal monthly installments beginning January 1, 2016.

(3) These options vest in 47 equal monthly installments beginning January 5, 2016.

(4) One fifth of these options vest on December 9, 2016 and the remaining options vest in 48 equal monthly installments beginning January 9, 2017.

(5) These options vest in three equal annual installments beginning June 3, 2016.

(6) These options vest in four equal annual installments beginning January 14, 2016.

(7) These options vest in 47 equal monthly installments beginning January 5, 2016.

(8) One fifth of these options vest on December 9, 2016 and the remaining options vest in 48 equal monthly installments beginning January 9, 2017.

Employment Arrangements

Adam S. Winger

On January 18, 2016, the Company and Mr. Winger entered into an employment letter agreement pursuant to which Mr. Winger serves as our President and Chief Executive Officer on an at-will basis, receives an annual base salary of $250,000, and is eligible for a discretionary performance bonus, which in no event will be less than $50,000. Mr. Winger is also eligible to participate in all employee benefit plans from time to time in effect for either the Company’s other senior executive officers or the Company’s personnel generally and will be entitled to certain payments and benefits upon a change in control of the Company. Mr. Winger’s employment letter agreement amended and restated his previous employment agreement dated June 19, 2014.

Robert Frye

On February 20, 2015, the Company and Mr. Frye entered into an employment letter agreement pursuant to which Mr. Frye serves as our Controller on an at-will basis, receives an annual base salary of $150,000, and is eligible for a discretionary performance bonus. Mr. Frye is also eligible to participate in all employee benefit plans from time to time in effect for the Company’s personnel generally.

James A. Honn

On January 18, 2016, the Company and Mr. Honn entered into an employment letter agreement pursuant to which Mr. Honn serves on an at-will basis, receives an annual base salary of $225,000, and is eligible for a discretionary performance bonus, which in no event will be less than $25,000. Mr. Honn is also eligible to participate in all employee benefit plans from time to time in effect for either the Company’s other senior executive officers or the Company’s personnel generally and will be entitled to certain payments and benefits upon a change in control of the Company. Mr. Honn’s employment letter agreement amended and restated his existing employment agreement dated April 23, 2013.

Director Compensation

The following table sets forth the cash and non-cash compensation of our non-employee directors for year ended December 31, 2015. In the paragraph following the table and footnotes, we describe our standard compensation arrangement for service on the Board of Directors and committees of our Board of Directors.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Edward B. Berger(3)	$ —	$ 14,600	$ 14,600
Geoffrey E. Harris	$ —	$ 14,600	$ 14,600
Matthew P. Kinley(4)	$ —	$ 14,600	$ 14,600
Mark C. Oman(5)	$ 5,000(5)	$ 14,600	$ 19,600

__________

(1) Dr. Turner, the former Chairman of our Board of Directors and our former President and Chief Executive Officer, received no compensation for his service as a director for the year ended December 31, 2015. Compensation for Mr. Pappajohn, the Chairman of our Board of Directors and acting Chief Executive Officer from April 13, 2015 until January 19, 2016, for his service as a director for the year ended December 31, 2015, is included in the Summary Compensation Table.

(2) Represents the aggregate grant date fair value of the awards on the date they were awarded in 2015, calculated in accordance with ASC 718.

(3) The aggregate number of options outstanding at December 31, 2015 for Mr. Berger was 86,666.

(4) The aggregate number of options outstanding at December 31, 2015 for Mr. Kinley was 3,333.

(5) Mr. Oman earned $5,000 for his service as Chairman of the Audit Committee.

Our director compensation program provides that each of our non-employee directors is to be awarded 10,000 shares of restricted stock upon initial election to our Board of Directors and on the date of each annual meeting of the stockholders, and the Chairman of our audit committee is to receive an annual cash retainer in the amount of $5,000. Restricted stock vests one year after the date on which the award is made.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of our common stock as of March 31, 2016 by (i) the only persons known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and Named Executive Officers; and (iii) all of our executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated in the applicable footnotes, subject to community property laws where applicable. Unless otherwise noted, the business address of all the individuals and entities named in this table is c/o American CareSource Holdings, Inc., 55 Ivan Allen Jr. Blvd., Suite 510, Atlanta, Georgia 30308.

	Common Stock		Series A Convertible Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
5% Stockholders
Principal Life Insurance Company (1)	3,420,830	18.98%	—	—
Montserrat Healthcare (2)	2,857,142	15.85%	—	—
Peter Unanue(3)	—	—	250	33.33%
Ann Vassiliou Children’s Trust(4)	—	—	500	66.67%

Named Executive Officers and Directors
John Pappajohn (5)	9,617,526	46.84%	—	—
Mark C. Oman(6)	3,637,132	19.55%	—	—
Matthew P. Kinley(7)	500,068	*	—	—
Edward B. Berger (8)	163,181	*	—	—
Geoffrey E. Harris(9)	20,000	*	—	—
Adam S. Winger(10)	49,034	*	—	—
James A. Honn(11)	17,367	*	—	—
Estate of Richard W. Turner(12)	84,000	*	—	—
All Executive Officers and Directors as a Group (8 persons)(13)	14,004,308	61.21%	—	—

_________________________________

*	Represents less than 1% of the class.

(1)	Information regarding Principal Life Insurance Company, or PLIC, is based solely on information disclosed in a Statement on Schedule 13G filed with the SEC on January 30, 2013. PLIC’s Schedule 13G states that, by virtue of its ultimate ownership and control of PLIC, Principal Financial Group, Inc., or PFG, may be deemed to be the indirect beneficial owner of such shares within the meaning of Rule 13d-3(a) under the Exchange Act. As such, voting and investment power over the shares listed above is shared between PLIC and PFG. Additionally, the Company is informed that Principal Global Investors LLC, an affiliate of PLIC and PFG, purchased 1,428,571 shares of the Company's common stock in the Company's December 2015 Offering (as defined below). The address for PLIC, PFG and Principal Global Investors LLC is 711 High Street, Des Moines, IA 50392-0088. Includes 1,428,571 shares of our common stock issuable upon the exercise of currently exercisable warrants.

(2)	The address for Monsterrat Healthcare Fund LP is 535 Fifth Avenue, 25th Floor, New York, NY 10017. Includes 1,428,571 shares of our common stock issuable upon the exercise of currently exercisable warrants.

(3)	The address for Mr. Unanue is 350 Country Road, Jersey City, NJ 07307.

(4)	The address for the Ann Vassiliou Children’s Trust is 94 Nathan Hale Drive, Stamford, CT 06902.

(5)	Includes 5,660,260 shares of our outstanding common stock owned directly by Mr. Pappajohn, 10,000 shares of which are restricted shares, the restrictions as to which lapse on May 19, 2016. Also includes 8,333 shares of common stock issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter, 3,927,142 shares of our common stock issuable upon the exercise of currently exercisable warrants, and 21,791 shares owned by entities wholly-owned by Mr. Pappajohn. The number of shares included in the table above does not include 5,000 shares of common stock owned by Mr. Pappajohn’s wife or 5,000 shares of common stock owned by Thebes, Ltd (an entity solely owned by Mr. Pappajohn’s wife), with respect to which Mr. Pappajohn does not have voting or investment power.

(6)	Includes 70,000 shares of common stock owned by Mr. Oman jointly with his wife as to which Mr. Oman has shared voting and investment power, 2,008,561 shares of our common stock issuable upon the exercise of currently exercisable warrants and 10,000 shares of restricted common stock, the restrictions as to which lapse on May 19, 2016.

(7)	Includes 2,970 shares of our common stock issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter. Also includes 82,857 shares of our common stock issuable upon the exercise of currently exercisable warrants and 10,000 shares of restricted common stock, the restrictions as to which lapse on May 19, 2016.

(8)	Includes 10,754 shares of our common stock owned by Wilbur Investments, an entity in which Mr. Berger has a 50% ownership interest), as to which Mr. Berger has shared voting and investment power. Mr. Berger disclaims beneficial ownership of the securities held by Wilber Investments, LLC except to the extent of his pecuniary interest therein. Also includes 86,666 shares of our common stock issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter and 10,000 shares of restricted common stock, the restrictions as to which lapse on May 19, 2016.

(9)	Includes 10,000 shares of restricted common stock , the restrictions as to which lapse on May 19, 2016.

(10)	Includes 29,617 shares of our common stock issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter and 16,666 shares of our common stock issuable upon the conversion of restricted stock units that are convertible on March 31, 2016 or within 60 days thereafter.

(11)	These shares of our common stock are issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter.

(12)	Dr. Turner passed away on April 12, 2015. Includes 24,000 shares of our common stock issuable upon the exercise of currently exercisable warrants.

(13)	See notes (5) through (11) above.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	962,400	$2.92	1,575,320
Equity compensation plans not approved by security holders	-	-	-
Total	962,400	$2.92	1,575,320

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following is a description of transactions since January 1, 2014, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our executive officers, directors, and principal stockholders, including their immediate family members, had or will have a direct or indirect material interest.

Debt Guarantees

On July 30, 2014, we entered into a credit agreement with Wells Fargo, providing for a $5.0 million working capital revolving line of credit, which we refer to as our July 2014 credit agreement. All borrowings under the July 2014 credit agreement are due and payable on June 1, 2016. The obligations under the July 2014 credit agreement and the related credit note are secured by all of our assets and all of the assets of our subsidiaries. Borrowings under the July 2014 credit agreement are also secured by guarantees provided by the following officers and directors of the Company: Messrs. Pappajohn, Oman, Kinley, Turner (who served as our President, Chairman and Chief Executive Officer until his death on April 12, 2015) and Thompson (who served as our Chief Financial Officer until December 31, 2014). We and those officers and directors have entered into an inter-creditor agreement in order to set forth the parties’ respective rights and obligations in the event of a default under the July 2014 credit agreement. In addition, Messrs. Turner and Thompson were required to provide additional collateral securing their obligations under the July 2014 credit agreement.

On July 30, 2014, we issued to the officers and directors who guaranteed the indebtedness pursuant to the July 2014 credit agreement warrants to purchase an aggregate of 680,000 shares of our common stock at $3.15 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019.

The table below sets forth the amount guaranteed by each guarantor and the number of warrants each received in connection with the guarantees entered into in connection with the July 2014 credit agreement.

Guarantor(1)	Guaranty Amount ($)		Warrants (#)
John Pappajohn	$ 3,000,000	(2)	440,000
Mark C. Oman	$1,000,000		160,000
Matthew P. Kinley	$250,000		40,000
Richard W. Turner	$150,000		24,000
Matthew D. Thompson	$100,000		16,000

_____________

(1) Two stockholders of the Company who are not officers or directors guaranteed an aggregate of $750,000 of indebtedness under the July 2014 credit agreement and received warrants to purchase an aggregate of 120,000 shares of our common stock.

(2) Includes guarantee of certain indebtedness of other guarantors.

On December 4, 2014, we entered into a credit agreement with Wells Fargo providing for a $6.0 million working capital revolving line of credit, which we refer to as our December 2014 credit agreement, and together with the July 2014 credit agreement, our credit agreements. On August 12, 2015, we increased the line of credit under the December 2014 credit agreement to $7.0 million and extended the maturity date to October 1, 2016, and all borrowings are due and payable on that date. The obligations under the December 2014 credit agreement and the related credit note are secured by all of our assets and all of the assets of our subsidiaries. Borrowings under the December 2014 credit agreement are also secured by guarantees provided by the following directors of the Company: Messrs. Pappajohn and Oman. We and those directors have entered into an inter-creditor agreement in order to set forth the parties’ respective rights and obligations in the event of a default under the December 2014 credit agreement.

On December 4, 2014, we issued to the directors who guaranteed the indebtedness pursuant to the December 2014 credit agreement warrants to purchase an aggregate of 800,000 shares of our common stock at $2.71 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019. In connection with the $1.0 million increase in the line of credit under the December 2014 credit agreement, we issued warrants as of August 12, 2015 to the guarantors to purchase an additional 300,000 shares of our common stock at $1.70 per share, subject to certain adjustments under certain circumstances, in consideration of their guaranteeing such indebtedness. The warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020.

The exercise prices of the warrants to purchase 800,000 shares of our common stock that were issued on July 30, 2014 at an initial exercise price of $3.15 per share and to purchase 960,000 shares of our common stock that were issued on December 4, 2014 at an initial exercise price of $2.71 per share and the warrant to purchase 50,010 shares issued on August 12, 2015 to an individual who is not an officer or director of the Company were adjusted downward to $1.46 per share to reflect the closing price of our common stock on August 28, 2015, the date restricted stock was awarded to our directors pursuant to our director compensation plan. The adjustment resulted from our issuing such restricted stock at a price per share less than the exercise price of such warrants. Holders of warrants representing substantially all of the shares issuable under the July 2014 warrants have waived any adjustment in the number of shares that could be purchased pursuant to their warrants as a result of the change in the exercise price. The adjusted exercise price of the December 4, 2014 warrants and the warrant for 50,010 shares issued on August 12, 2015 have been further adjusted to $0.70, the public offering price of the Class A Units in the offering of our securities which occurred in December 2015, or the December 2015 Offering. If our stockholders approve certain anti-dilution provisions of the August 12, 2015 warrants to purchase 249,990 shares issued to Mr. Pappajohn and Mr. Oman, the exercise price of those warrants will also be adjusted to $0.70 per share, the public offering price of the Class A Units in our December 2015 Offering. We intend to seek such stockholder approval at our 2016 annual meeting of stockholders.

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

The table below sets forth the amount guaranteed by each director guarantor and the number of warrants each received in connection with the guarantees entered into in connection with the December 2014 credit agreement, as increased on August 12, 2015.

Guarantor(1)	Guaranty Amount ($)	Warrants (#)
John Pappajohn	$3,500,000	630,000
Mark C. Oman	$2,333,333	419,990

_____________

(1) One individual, who is not an officer or director guaranteed an aggregate of $1,166,667 of indebtedness under the December 2014 credit agreement, as increased on August 12, 2015, and received warrants to purchase an aggregate of 210,010 shares of our common stock, all of which are exercisable as a result of the December 2015 Offering at a purchase price of $0.70 per share.

May 2014 Private Placement

On May 5, 2014, we closed a private placement offering of 1,000,000 shares of our common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $2.0 million. The investors in the offering included Messrs. Pappajohn, Oman and Kinley, each of whom is a director, as well as certain other non-affiliated investors. Mr. Pappajohn purchased 575,000 shares of our common stock for an aggregate purchase price of $1.15 million, Mr. Oman purchased 100,000 shares of our common stock for an aggregate purchase price of $0.2 million, and Mr. Kinley purchased 75,000 shares of our common stock for an aggregate purchase price of $0.15 million, all at the same price and on the same terms as other investors in the offering.

Equity Dynamics

On January 10, 2014, we entered into an arrangement with Equity Dynamics, Inc. for monthly strategic consulting services, including acquisition activities and the securing of debt financing. As part of the arrangement, we pay Equity Dynamics, Inc. a monthly fee of $10,000 for performance of such consulting services. Equity Dynamics, Inc. is a company owned by Mr. Pappajohn and served by Mr. Kinley, both of whom are directors.

Participation in the December 2015 Offering

An entity wholly-owned by Mr. Pappajohn, our Acting Chief Executive Officer and Chairman, agreed to purchase 2,857,142 Class A Units in the December 2015 Offering at the public offering price. Mr. Oman, one of our directors, agreed to purchase 1,428,571 Class A Units in the December 2015 Offering at the public offering price of $0.70 per share, and a retirement plan for the benefit of Mr. Kinley, one of our directors, agreed to purchase 142,857 Class A Units in the December 2015 Offering at the public offering price. An affiliate of Principal Life Insurance Company, a more than 5% stockholder of the Company, agreed to purchase 1,428,571 Class A Units in the December 2015 Offering at the public offering price.

Indemnification Agreements

On June 24, 2014, we entered into indemnification agreements with each of our directors. The indemnification agreements provide, among other things, that the Company will indemnify, to the fullest extent permitted by applicable law, each director in the event that such director becomes subject to, a party to or a witness or other participant in, an action, suit or proceeding on account of his or her service as a director, officer, employee, agent or fiduciary of the Company. Under the indemnification agreements, the Company has agreed to pay, in advance of the final disposition of any such relevant claim, expenses (including attorneys’ fees) incurred by each director in defending or otherwise responding to such action or proceeding. Each director’s right to such an advance is not subject to any prior determination that the director has satisfied any applicable standard of conduct for indemnification. The indemnification agreements provide for procedures to determine whether the directors have satisfied the applicable standards of conduct that would entitle them to indemnification, which procedures include a presumption that the directors have met such standard of conduct. The contractual rights to indemnification provided by the indemnification agreements are subject to the limitations and conditions specified in those agreements, and are in addition to any other rights the directors may have under the Company’s Certificate of Incorporation (as amended from time to time) and applicable law.

At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, executive officers, employees, or agents in which indemnification would be required or permitted. We believe these indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Registered Public Accounting Firm

Audit services performed by RSM US LLP (formerly McGladrey LLP) for the years 2015 and 2014, respectively, consisted of the audit of our financial statements as of and for the years ended December 31, 2015 and 2014, services related to filings with the SEC, audits, quarterly reviews and tax services.

Audit Fees

For 2015, the Company incurred $528,555 in aggregate audit fees from RSM US LLP for professional services rendered in connection with: (i) the audit of our annual financial statements for the year ended December 31, 2015; (ii) the review of our quarterly financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015; and (iii) the review of reports filed with the SEC by us during the period reported and registration statements filed with the SEC by us during the period reported in connection with the December 2015 Offering. For 2014, the Company incurred $354,800 in aggregate audit fees from RSM US LLP for professional services rendered in connection with: (i) the audit of our annual financial statements for the year ended December 31, 2014; (ii) the review of our quarterly financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014; and (iii) the review of reports filed with the SEC by us during the period reported.

Audit-Related Fees

For 2015, the Company incurred $4,921 of audit-related fees from RSM US LLP related to the Company’s acquisitions of urgent and primary care centers. For 2014, the Company incurred $110,186 of audit-related fees from RSM US LLP related to the Company’s acquisitions of urgent and primary care centers.

Tax Fees

For 2015, the Company incurred $21,629 in aggregate fees from RSM US LLP for professional services rendered related to the Company’s 2014 taxes and IRS examination assistance, as compared to $20,050 for 2014. Tax fees consist of tax compliance, tax consultations and tax return preparation.

All Other Fees

For 2015 and 2014, the Company incurred no other fees from RSM US LLP.

The Audit Committee considers at least annually whether the provision of non-audit services by RSM US LLP is compatible with maintaining auditor independence.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval must be detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. All audit and permissible non-audit services provided by RSM US LLP to American CareSource Holdings for the years ended 2015 and 2014 were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Financial Statements appearing on page F-1 of the Original Form 10-K

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted in the Exhibit Index, have been filed with previous reports by the registrant and are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 29, 2016.

AMERICAN CARESOURCE HOLDINGS, INC.

By:	/s/ Adam S. Winger
Adam S. Winger
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of American CareSource Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).
3.2	By-Laws (incorporated by reference to Exhibit 3 of Amendment No. 1 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on May 13, 2005).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 8, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 11, 2015).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 5 to the Form SB-2 (File No. 333-122820) filed with the Securities and Exchange Commission on August 12, 2005).
4.2†	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2009).
4.3†	2009 Equity Incentive Plan, as amended and restated, effective March 31, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-33094) filed with the Securities and Exchange Commission on August 14, 2015).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
4.5	Stock Purchase Warrant for John Pappajohn, dated December 4, 2014 (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.6	Stock Purchase Warrant for Mark Oman, dated December 4, 2014 (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.7	Stock Purchase Warrant for Bruce Rastetter, dated December 4, 2014 (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
4.8	Warrant Agreement for John Pappajohn, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.8 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.9	Warrant Agreement for Mark Oman, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.9 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.10	Warrant Agreement for Bruce Rastetter, dated as of August 12, 2015 (incorporated by reference to Exhibit 4.10 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
4.11	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on November 12, 2015).
4.12	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.12 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on November 12, 2015).
4.13	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 10, 2015).

10.1***†	Employment Agreement dated January 18, 2016 between American CareSource Holdings, Inc. and Adam S. Winger.
10.2	Provider Services Agreement, dated as of August 1, 2002, by and among the American CareSource Holdings, Inc., HealthSmart Holdings, Inc. and HealthSmart Preferred Care II, L.P, and Amendment No. 1, 2, 3 and 4 thereto, dated September 1, 2005, January 1, 2007, July 31, 2007 and December 20, 2008, respectively (incorporated by reference to Exhibit 10.19 to the Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011).
10.3**	Health Care Services Access Agreement, dated as of December 31, 2012, by and between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, LP, HealthSmart Preferred Network II, Inc., and SelectNet Plus, Inc. (incorporated by reference to Exhibit 10.19A to the Form 10-K filed with the Securities and Exchange Commission on March 4, 2013).
10.4	Asset Purchase Agreement dated April 30, 2014 by and among ACSH Urgent Care of Georgia, LLC, CorrectMed, LLC, CorrectMed Locust Grove, LLC, CorrectMed Scott, LLC, Triage Holding, Inc. and Carlo A. Musso, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 6, 2014).
10.5	Form of Subscription Agreement used in May 2014 private placement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on May 9, 2014).
10.6	Asset Purchase Agreement dated June 12, 2014 by and among ACSH Urgent Care of Florida, LLC, Bay Walk-In, Inc., and Sharon E. Stone (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 18, 2014).
10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on June 30, 2014).
10.8	Credit Agreement dated July 30, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.9	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.10	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.11	Form of Inter-Creditor Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 5, 2014).
10.12	Form of Stock Purchase Agreement dated of September 12, 2014 between ACSH Urgent Care Holdings, LLC and Jason C. Junkins, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on September 18, 2014).
10.13	Management Services Agreement dated October 1, 2014 between American CareSource Holdings, Inc. and HealthSmart Preferred Care II, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on October 7, 2014).
10.14	Lease, dated October 29, 2014, between John Hancock Life Insurance Company (U.S.A.) and ACSH Service Center, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).
10.15	Membership Interest Purchase Agreement, dated October 29, 2014, by and among Thinh D. Nguyen, M.D., Han C. Phan, and ACSH Urgent Care of Georgia, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on November 4, 2014).
10.16	Credit Agreement dated December 4, 2014 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).

10.17	Form of Note (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.18	Form of Security and Inter-Creditor Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 9, 2014).
10.19	Asset Purchase Agreement, dated as of December 29, 2014, between ACSH Urgent Care of Virginia, LLC and Stat Medical Care, P.C., William and Teresa Medical Care, Inc., and Charles I. Okorie, M.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on January 5, 2015).
10.20	Asset Purchase Agreement, dated as of July 31, 2015, among Medac Health Services, P.A., the shareholders of Medac Health Services, P.A., Kevin E. Potts, MD, and ACSH Medical Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on August 6, 2015).
10.21	Amendment to Loan Documents, dated as of January 8, 2015, to Credit Agreements dated July 30, 2014 and December 4. 2014, between American CareSource Holding, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.22	First Modification to Promissory Note, dated as of January 8, 2015 between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.31 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.23	Second Amendment to Credit Agreement, dated as of July 6, 2015, to Credit Agreement dated July 30, 2014, between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.24	Second Amendment to Credit Agreement, dated as of August 12, 2015, to Credit Agreement dated December 4, 2014, between American CareSource Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.25	Security and Inter-Creditor Clarification Agreement, dated as of August 12, 2015, by and among American CareSource Holdings, Inc., the subsidiaries party thereto, John Pappajohn, Mark Oman, Bruce Rastetter, and Equity Dynamics, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1 (File No. 333-201947) filed with the Securities and Exchange Commission on October 22, 2015).
10.26†	Employment Agreement, dated as of February 20, 2015, by and between Robert Frye and American CareSource Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on February 25, 2015).
10.27†	Amended and Restated American CareSource Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-33094) filed with the Securities and Exchange Commission on August 14, 2015).
10.28	Promissory Note, dated as of December 15, 2015, between ACSH Medical Management, LLC and Medac Health Services, P.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33094) filed with the Securities and Exchange Commission on December 15, 2015).
10.29***	Management Services Agreement, dated as of December 15, 2015, by and between ACSH Medical Management, LLC and Medac Health Services, P.A.
10.30***†	Employment Agreement, dated as of January 18, 2016, by and between American CareSource Holdings, Inc. and James A. Honn.
10.31***	Proscenium Sublease, dated as of March 17, 2016, by and between ACSH Service Center, LLC and LeClair Ryan, PC.

10.32***	55 Allen Plaza Sublease, dated as of March 17, 2016, by and between ACSH Service Center, LLC and Skanska USA Building, Inc.
21.1***	List of Subsidiaries.
23.1***	Consent of RSM US LLP.
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following materials formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2015 and (v) Notes to Consolidated Financial Statements.

 ________________________

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

