Form 10-Q
period 2016-03-31
American CareSource Holdings, Inc.
filed 2016-05-16
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-33094

________________

American CareSource Holdings, Inc.

(Exact name of Registrant as specified in its charter)

________________

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

________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of May 13, 2016, there were 16,597,150 outstanding shares of common stock of the registrant.

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

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance. Substantial risks and uncertainties could cause actual results or future events to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	our ability to continue as a going concern if we do not obtain additional financing;

•	our ability to attract and maintain patients, clients and providers and achieve our financial results;

•	our ability to raise additional capital to meet our liquidity needs;

•	changes in national healthcare policy, federal and state regulation, including without limitation the impact of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act and Medical Loss Ratio regulations;

•	our ability to complete the disposition of our ancillary network business to HealthSmart;

•	our ability to regain and maintain compliance with NASDAQ Continued Listing Rules;

•	general economic conditions, including economic downturns and increases in unemployment;

•	our ability to successfully implement our growth strategy for the urgent and primary care business;

•	our ability to develop, identify, acquire and integrate target urgent and primary care centers;

•	increased competition in the urgent and primary care market;

•	our ability to recruit and retain qualified physicians and other healthcare professionals;

•	reduction in reimbursement rates from governmental and commercial payors;

•	lower than anticipated demand for services;

•	HealthSmart’s ability to manage our ancillary network business;

•	changes in the business decisions by significant ancillary network clients;

•	increased competition in our ancillary network business from major carriers;

•	increased competition from cost containment vendors and solutions;

•	implementation and performance difficulties; and

•	other risk factors described in our “Risk Factors” section included in this report or in our Annual Report on Form 10-K for the year ended December 31, 2015.

The preceding list is not intended to be an exhaustive list of all of the risks and uncertainties that could cause our actual results or future events to differ materially from those expressed or implied by our forward-looking statements. Our actual results or future events could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Risk Factors” section included in this report or in our Annual Report on Form 10-K for the year ended December 31, 2015. Given these uncertainties, you should not place undue reliance on our forward-looking statements, and we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report, to conform these statements to actual results, or to changes in our expectations.

2

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$2,629
Accounts receivable, net	1,775	1,498
Prepaid expenses and other current assets	428	391
Assets held for sale	2,166	2,644
Total current assets	5,419	7,162

Property and equipment, net	4,928	4,859

Other assets:
Deferred loan fees, net	684	1,154
Other non-current assets	118	104
Intangible assets, net	1,828	1,885
Goodwill	5,921	5,921
Total other assets	8,551	9,064
Total assets	$18,898	$21,085

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Lines of credit	$11,800	$11,100
Accounts payable	1,477	1,609
Accrued liabilities	1,330	1,907
Current portion of promissory notes and notes payable	184	210
Capital lease obligations, current portion	138	134
Liabilities held for sale	5,127	5,435
Total current liabilities	20,056	20,395

Long-term liabilities:
Promissory notes and notes payable	522	522
Capital lease obligations	1,595	1,630
Other long-term liabilities	345	344
Total long term liabilities	2,462	2,496
Total liabilities	22,518	22,891

Stockholders' (deficit):
Preferred stock, $0.01 par value; 9,999 shares authorized	-	-
Series A convertible preferred stock; .87 shares authorized; .75 shares issued and outstanding in March 31, 2016 and December 31, 2015	664	664
Common stock, $0.01 par value; 40,000 shares authorized; 16,608 and 16,597 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	166	165
Additional paid-in capital	32,565	32,535
Accumulated (deficit)	(36,879)	(35,170)
Stockholders' (deficit) of American CareSource Holdings, Inc.	(3,484)	(1,806)
Equity of non-controlling interest	(135)	-
Total stockholders' (deficit)	(3,620)	(1,806)

Total liabilities and stockholders' (deficit)	$18,898	$21,085

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Urgent and primary care	$4,412	$2,672
Service agreement	594	-
Total net revenues	5,006	2,672
Operating expenses:
Salaries, wages, contract medical professional fees and related expenses	4,006	3,072
Facility expenses	525	362
Medical supplies	210	224
Other operating expenses	1,603	2,052
Depreciation and amortization	222	166
Total operating expenses	6,566	5,876
Operating (loss)	(1,560)	(3,204)

Interest expense:
Interest expense	107	83
Deferred loan fees amortization, net of loss on warrant liability	470	369
Total other expense and interest expense	577	452
(Loss) from continuing operations before taxes	(2,137)	(3,656)
Income tax expense	6	6
Net (loss) from continuing operations	(2,143)	(3,662)

Income/(loss) from discontinued operations	299	(15)
Net (loss)	(1,844)	(3,677)
Net (loss) attributable to non-controlling interests	(135)	-
Net (loss) attributable to American CareSource Holdings, Inc.	$(1,709)	$(3,677)
Basic net (loss) per common share, continuing operations	$(0.11)	$(0.54)
Diluted net (loss) per common share, continuing operations	$(0.11)	$(0.55)
Basic net income per common share, discontinued operations	$0.02	$0.00
Diluted net income per common share, discontinued operations	$0.02	$0.00
Basic weighted-average common shares outstanding	16,603	6,772
Diluted weighted-average common shares outstanding	16,603	6,852

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

(Unaudited)

(amounts in thousands, except shares of Series A Convertible Preferred Stock)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	ACSH Accumulated	Non-controlling Interest Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)	(Deficit)
Balance at December 31, 2015	750	$664	16,597	$165	$32,535	$(35,170)	0	$(1,806)
Net (loss)	-	-	-	-	-	(1,709)	(135)	(1,844)
Stock-based compensation expense	-	-	-	-	30	-		30
Issuance of common stock upon conversion of restricted stock	-	-	11	1	-	-		-
Balance at March 31, 2016	750	$664	16,608	$166	$32,565	$(36,879)	$(135)	$(3,620)

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(1,844)	$(3,677)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Non-cash stock-based compensation expense	30	147
Depreciation and amortization	222	291
Deferred loan fees amortization, net of loss on warrant liability	470	369
Change in deferred rent	1	69
Changes in operating assets and liabilities:
Accounts receivable	(277)	(51)
Prepaid expenses and other current assets	(37)	(110)
Accounts payable	226	(207)
Accrued liabilities	(577)	163
Assets held for sale	478	(204)
Liabilities held for sale	(308)	422
Net cash (used in) operating activities	(1,616)	(2,788)

Cash flows from investing activities:
Net change in other non-current assets	(14)	8
Additions to property and equipment	(234)	(90)
Net cash (used in) investing activities	(248)	(82)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	700	2,284
Principal payments on capital lease obligations	(31)	(27)
Principal payments on long-term debt	(26)	(63)
Payment of deferred offering costs	(358)	(22)
Net cash provided by financing activities	285	2,172

Net (decrease) in cash and cash equivalents	(1,579)	(698)
Cash and cash equivalents at beginning of period	2,629	1,020
Cash and cash equivalents at end of period	$1,050	$322

Supplemental cash flow information:
Cash paid for interest	$106	$74

Supplemental non-cash operating and financing activity:
Offering costs, deferred and unpaid	$-	$7
Offering costs, unpaid	$100	$-
Reclassified property and equipment from prepaid expenses	$-	$51

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

1. General

Basis of Presentation

The accompanying unaudited consolidated financial statements of American CareSource Holdings, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  References herein to "the Company," "we," "us," or "our" refer to American CareSource Holdings, Inc. and its subsidiaries.

Significant Accounting Policies

Goodwill resulted from our acquisition of urgent and primary care businesses during the years ended December 31, 2015 and 2014. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually or when indications of impairment occur. We perform our annual goodwill impairment test for our reporting units as of October 1, using a discounted cash flow method. In the interim, we review goodwill for impairment whenever events or circumstances indicate that the carrying amount might not be recoverable. We do not believe any event or circumstance in the first quarter of 2016 warranted an impairment review of goodwill.

Variable Interest Entities ("VIEs") – We consolidate VIEs when we are the “primary beneficiary” of the VIE. The primary beneficiary is the party that has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE.

We have determined that Medac Health Services, P.A. (“Medac”) is a VIE and that we are the primary beneficiary. The financial results of Medac, our consolidated VIE, have been included in our operations since December 15, 2015, the date we closed the acquisition of certain assets from Medac (“the Medac Asset Acquisition”). Refer to Note 4 – Acquisitions and Variable Interest Entity.

For additional Significant Accounting Policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and the timing of adoption.

2.  Description of Business

The Company engages in two lines of business: our urgent and primary care business, which we operate under the tradenames GoNow Doctors and Medac, and our ancillary network business. These lines of business are supported by a shared services function.

On November 2, 2015, we commenced efforts to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart Preferred Care II, L.P. (“HealthSmart”) in order to continue our focus on our urgent and primary care business. Assuming we reach mutually agreeable terms with HealthSmart, we anticipate closing the transaction in 2016. Accordingly, we have concluded that the ancillary network business qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our unaudited consolidated balance sheets as held for sale as of March 31, 2016. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations. Refer to Note 5 – Discontinued Operations.

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, located in Georgia (3), Florida (2), Alabama (3), and Virginia (2). In December 2015, we completed a key acquisition of urgent care assets comprising four sites in North Carolina. In January 2016, we closed one of our Georgia sites and on April 1, 2016, we sold the two Virginia centers.

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

3. Liquidity and Earnings (Loss) Per Share

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $1.1 million and a working capital deficit of $14.6 million. As of December 31, 2015, we had cash and cash equivalents of $2.6 million and a working capital deficit of $13.2 million.

Our cash needs have been funded historically from loan proceeds and equity offerings. We entered into two lines of credit in 2014. Maximum borrowings under these lines of credit is $12,000,000. As of March 31, 2016, we had no additional credit available to us under our lines of credit. Furthermore, both lines of credit are scheduled to mature in 2016 at which time the full outstanding principal balance of $11,800,000 will become due and payable. Substantially all of the borrowings under the lines of credit were used to finance acquisition activity, to fund losses, and $200,000, which is not currently available to us, was used to secure a bond required to obtain a state license for our ancillary network business. Although we intend to extend the maturity dates of the two lines of credit and raise additional capital through the incurrence of additional debt or sale of equity or assets during 2016, there is no assurance that we will be successful in completing such actions.

If we are unable to obtain extensions on our lines of credit or if we are unable to raise additional funds, we will not have sufficient cash on hand to meet our cash requirements over the next 12 months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using a two-class participating securities method. Losses have been allocated to the preferred stock, on an as-converted basis, without preference to the common stock because the dividend and liquidation rights of the preferred and common stock are equivalent on an as-converted basis.  Diluted earnings (loss) per share is computed similar to basic earnings per share except for adjustments for dilutive potential common shares outstanding during the period using the treasury stock method. We computed earnings (loss) per share for both continuing and discontinued operations for the periods ended March 31, 2016, and March 31, 2015.

Basic net (loss) and diluted net (loss) per share data were computed as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
(Loss) from continuing operations	(2,143)	(3,662)
Plus loss from non-controlling interests	135	-
Plus loss allocated to preferred stock	122	-
(Loss) from continuing operations, common stock for basic earnings per share	(1,886)	(3,662)
Less gain on change in fair value of warrant liability	-	140
(Loss) from continuing operations, common stock for diluted earnings per share	(1,886)	(3,802)

Income/(loss) from discontinued operations	299	(15)

Denominator:
Weighted-average basic common shares outstanding	16,603	6,772
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	80
Denominator for dilutive earnings per share - adjusted weighted-average shares	16,603	6,852

Basic net (loss) per share, continuing operations	$(0.11)	$(0.54)
Diluted net (loss) per share, continuing operations	$(0.11)	$(0.55)

Basic net income per share, discontinued operations	$0.02	$0.00
Diluted net income per share, discontinued operations	$0.02	$0.00

The following table summarizes potentially dilutive shares outstanding as of March 31, 2016 and March 31, 2015, which were excluded from the calculation due to being anti-dilutive (in thousands):

	2016	2015
Common stock purchase warrants	11,107	822
Stock options	1,644	1,334
Restricted stock units	-	89
Restricted stock	50	-

4.  Acquisitions and Variable Interest Entity

On December 15, 2015, ACSH Medical Management, LLC (“ACSH Management”), a wholly-owned subsidiary of the Company, purchased from Medac and its shareholders, substantially all the assets used in the operation of its four urgent care centers in the greater Wilmington, North Carolina area for $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable.  Medac remains an urgent care operating entity, owned by a single physician, with which ACSH Management has entered into various agreements. ACSH Management has entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina.

ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. We have determined, therefore, that Medac is a VIE and that ACSH Management is the primary beneficiary. Consequently, we have consolidated Medac and its financial results since the date we closed the Medac Asset Acquisition.

The following table provides the balance sheets of Medac (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Current assets	$1,066	$779

Current liabilities	1,201	759

Stockholder's equity	(135)	20
Total liabilities & stockholder's equity	$1,066	$779

The following table provides certain pro forma financial information for the Company as if the acquisition of Medac had occurred on January 1, 2015.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net revenue
Urgent and primary care	$4,412	$4,672
Service agreement	594	429
Total net revenue	5,006	5,101

(Loss) from continuing operations before taxes	$(2,137)	$(3,325)

Basic net (loss) per common share	$(0.11)	$(0.49)
Diluted net (loss) per common share	$(0.11)	$(0.51)

In January 2016, we closed one of our Georgia clinics. This clinic produced net revenue of approximately $5,000 and $236,000 for the three-month periods ending March 31, 2016 and 2015, respectively.

5. Discontinued Operations

We are presenting our ancillary network business as discontinued operations in our consolidated statement of operations and the related asset and liability accounts are presented as held for sale. To allow for meaningful comparison of continuing operations, amounts previously reported have been reclassified, as necessary, to conform to this presentation.

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

Major classes of assets and liabilities of the ancillary network business held for sale are as follows (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Accounts receivable	$1,111	$1,589
Prepaid expenses and other current assets	43	43
Deferred income taxes	18	18
Total current assets held for sale	1,172	1,650

Property and equipment, net	588	588
Intangible assets, net	406	406
Total other assets held for sale	994	994
Total assets held for sale	$2,166	$2,644

Due to service providers	$1,388	$3,225
Due to HealthSmart	3,739	2,210
Total current liabilities held for sale	5,127	5,435
Total liabilities held for sale	$5,127	$5,435

Summary results of operations for the ancillary network business were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues	$4,695	$5,743
Operating expenses:
Provider payments	3,256	4,331
Administrative fees	324	330
Other operating costs	816	972
Depreciation and amortization	-	125
Total operating expenses	4,396	5,758
Income/(loss) from discontinued operations	$299	$(15)

We recognize revenue on the services we provide, which include (i) providing payor clients with a comprehensive network of ancillary healthcare providers; (ii) providing claims management, reporting, processing and payment services; (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks; and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the payor clients and collections are reasonably assured.  We estimate revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Revenues are adjusted periodically to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

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

6.  Revenue Recognition and Accounts Receivable

In our urgent and primary care business, we have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Net revenue is reported at the time service is rendered at the estimated net realizable amounts, after giving effect to estimated contractual adjustments, payments from patients, third-party payors and others, and an estimate for bad debts.

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

In establishing our allowance for bad debts, we consider historical collection experience, the aging of the account, payor classification and patient payment patterns.  We adjust this allowance prospectively.

We collect payment from our uninsured patients at the time of service.

With our recent acquisition of certain assets of Medac, we are recognizing service agreement revenue. Medac leases certain employees and provides administrative services to a local emergency medical business under a management services agreement in exchange for a fee. Revenue related to the agreement is recorded during the period when the services are completed.

Below is a summary of accounts receivable as of March 31, 2016 and December 31, 2015, and revenues for the three month periods ended March 31, 2016 and 2015, respectively, for our urgent and primary care business.

	March 31, 2016	December 31, 2015
(in thousands)	(Unaudited)	(Audited)
Accounts receivable, trade	$3,394	$3,236
Accounts receivable, other	100	-
Less:
Estimated allowance for contractual adjustments and uncollectible amounts	(1,719)	(1,738)
Accounts receivable, net	$1,775	$1,498

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross revenue	$8,419	$5,786
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(3,413)	(3,114)
Net revenue	$5,006	$2,672

7.  Capital and Operating Lease Obligations

The following reflects the scheduled, minimum required payments under our lease agreements in effect at March 31, 2016 (in thousands):

	Capital Leases	Operating Leases	Total
2016 (remaining 9 months)	$224	$915	$1,139
2017	288	1,001	1,289
2018	276	926	1,202
2019	273	812	1,085
2020	286	727	1,013
Thereafter	2,612	4,074	6,686
Total minimum lease payments	3,959	$8,455	$12,414
Less amount representing interest	(2,226)
Present value of net minimum obligations	1,733
Less current obligation under capital lease	138
Long-term obligation under capital lease	$1,595

8.  Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

As of March 31, 2016, we had outstanding borrowings of $11,800,000 under our two credit agreements, with a weighted-average interest rate of 2.18%. Amounts outstanding under these credit agreements were recorded as a current liability on our consolidated balance sheet as of March 31, 2016, since both credit agreements mature in 2016. Substantially all of the borrowings under the credit agreements were used to finance acquisition activity, fund losses, and $200,000, which is not currently available to be borrowed by us, was used to secure a bond required to obtain a state license for our ancillary network business. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries, and include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  We issued the guarantors warrants to purchase an aggregate of 2,060,000 shares of our common stock in consideration of their guaranteeing such indebtedness.

Promissory Notes and Notes Payable

In 2015, as part of the Medac Asset Acquisition, the Company issued a promissory note to the seller for $560,000. The fair value of the note was subsequently adjusted for reporting purposes to $522,000. The promissory note accrues interest at 5% per annum and matures on June 15, 2017. Other acquisition notes of approximately $184,000 remain outstanding at March 31, 2016, mature in 2016 and bear interest at 5%.

The following is a summary of all Company debt as of March 31, 2016 (in thousands):

Revolving line of credit	$11,800
Promissory notes, related to acquisitions	706
Total debt	12,506
Less current maturities	11,984
Long-term debt	$522

9. Intangible Assets

Identifiable intangible assets acquired in the urgent and primary care transactions are comprised of relationships with patients and contracts that drive patient volume (and therefore revenue) to our centers.  Identifiable intangible assets and related accumulated amortization consist of the following as of the dates presented (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$2,074	$2,074
Accumulated amortization	(246)	(189)
Total intangibles, net	$1,828	$1,885

Total amortization expense related to intangibles was approximately $57,000 and $81,000 during the three months ended March 31, 2016 and 2015, respectively. We amortize patient relationships and contracts using the straight-line method over their estimated useful lives between five and ten years.

Estimated future amortization expense relating to intangibles is as follows (in thousands):

Years ending December 31,	Urgent and Primary Care
2016 (9 months remaining)	$172
2017	229
2018	229
2019	202
2020	167
Thereafter	829
Total	$1,828

10.  Warrants

Warrants to purchase 13,167,396 shares and 1,782,222 shares of our common stock were outstanding as of March 31, 2016 and March 31, 2015, respectively. Warrants to purchase 11,085,174 shares of common stock were issued in the 2015 Offering. Warrants to purchase 2,060,000 shares of common stock were issued in 2014 and 2015 to the guarantors of our lines of credit. The remaining warrants to purchase 22,222 shares of common stock expire on February 1, 2017 and have an exercise price of $1.50 per share. The weighted average price of the outstanding warrants to purchase an aggregate of 13,167,397 of our common stock at March 31, 2016 was $0.85.

11.  Segment Reporting

As of March 31, 2016, we operated two segments, urgent and primary care and ancillary network.  We evaluate segment performance based on several factors, the primary financial measure of which is operating income.  We define segment income as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, intangible asset impairment, non-cash stock-based compensation expense, shared service expenses, severance charges and any other non-recurring costs.  Shared services primarily consists of compensation costs for our executive management team, corporate headquarters costs, certain transactional costs, support services such as finance and accounting, human resources, legal, marketing and information technology and general administration.

The following tables set forth a comparison of operations for the following periods presented for our segments and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective three month periods ended March 31 are as follows (in thousands):

	March 31, 2016				March 31, 2015
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total
Net revenues	$5,006	$4,695	$-	$9,701	$2,672	$5,743	$-	$8,415
Total segment operating income (loss)	62	299	(1,285)	(924)	(450)	93	(2,011)	(2,368)

Additional Segment Disclosures:
Interest expense	46	-	61	107	55	-	28	83
Deferred loan fees amortization, net of loss on warrant liability	353	-	117	470	277	-	92	369
Depreciation and amortization expense	194	-	28	222	149	125	17	291
Income tax expense	-	6	-	6	-	6	-	6
Total asset expenditures	54	-	180	234	-	-	90	90

* Presented as discontinued operations in statement of operations.

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals (in thousands):

	Three Months Ended March 31,
	2016	2015
Total segment operating (loss)	$(924)	$(2,368)
Less:
Severance charges	11	-
Depreciation and amortization expense	222	291
Non-cash stock-based compensation expense	30	147
Non-recurring professional fees	74	413
Operating loss, including discontinued operations	(1,261)	(3,219)
Interest expense	107	83
Deferred loan fees amortization, net of loss on warrant liability	470	369
Loss before income taxes	$(1,838)	$(3,671)

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

	Urgent and Primary Care	Ancillary Network*	Shared Services	Consolidated
March 31, 2016	$14,799	$2,166	$1,933	$18,898
December 31, 2015	14,920	2,644	3,521	21,085

* Presented as discontinued operations in balance sheets.

12. Subsequent Events

On April 1, 2016, we exited the Virginia urgent and primary care market by consummating the sale of our two Virginia subsidiaries to UrgeMedical Group, Inc. For the period ended March 31, 2016 and March 31 2015, our Virginia subsidiaries reported net revenues of approximately $254,000 and $275,000, respectively, and net operating loss of approximately $(151,000) and $(132,000), respectively.

The sales price for the Virginia subsidiaries was $610,000, $50,000 of which was paid in cash at closing and the balance by delivery of two promissory notes. The first promissory note has an initial principal balance of $160,000 and interest accrues on the outstanding balance at 1.5% per annum. The note is payable in two installments, the first installment of $50,000 is due within 90 days after closing and the second installment of $110,000 is due within 150 days after closing. If, however, UrgeMedical pays $150,000 plus all accrued interest within 90 days, the entire note will be deemed satisfied in full.

The second promissory note has an initial principal balance of $400,000 and interest accrues on the outstanding balance at 5.0% per annum. Interest-only payments are due each month beginning July 1, 2016. Principal is due in three equal installments of $133,333 on the first, second and third anniversaries of the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We engage in two lines of business: our urgent and primary care business, which we operate under the tradenames GoNow Doctors and Medac, and our legacy ancillary network business. These lines of business are supported through a shared services function.

On November 2, 2015 we commenced efforts to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart, in order to continue our focus on our urgent and primary care business. Assuming we reach mutually agreeable terms with HealthSmart, we anticipate closing the transaction in 2016. Accordingly, we have concluded that the ancillary network business qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our consolidated balance sheets as held for sale as of March 31, 2016 and December 31, 2015. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

Our Urgent and Primary Care Business

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, located in Georgia (3), Florida (2), Alabama (3), and Virginia (2). In December 2015, we completed a key asset acquisition with a four-site urgent care operator in North Carolina. In January 2016, we closed one of our Georgia centers and in April 2016, we sold the two Virginia centers.

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

Disposition of our Virginia Centers

On April 1, 2016, we exited the Virginia urgent and primary care market by consummating the sale of our two Virginia subsidiaries to UrgeMedical Group, Inc. For the period ended March 31, 2016 and March 31 2015, our Virginia subsidiaries reported net revenues of approximately $254,000 and $275,000, respectively, and net operating loss of approximately $(151,000) and $(132,000), respectively.

The sales price for the Virginia subsidiaries was $610,000, $50,000 of which was paid in cash at closing and the balance by delivery of two promissory notes. The first promissory note has an initial principal balance of $160,000 and interest accrues on the outstanding balance at 1.5% per annum. The note is payable in two installments, the first installment of $50,000 is due within 90 days after closing and the second installment of $110,000 is due within 150 days after closing. If, however, UrgeMedical pays $150,000 plus all accrued interest within 90 days, the entire note will be deemed satisfied in full.

The second promissory note has an initial principal balance of $400,000 and interest accrues on the outstanding balance at 5.0% per annum. Interest-only payments are due each month beginning July 1, 2016. Principal is due in three equal installments of $133,333 on the first, second and third anniversaries of the effective date of the closing date.

Our Legacy Business

We concluded that our legacy ancillary network business qualifies as discontinued operations. Accordingly, the financial results from the ancillary network business for the three months ended March 31, 2016 and 2015 are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of March 31, 2016 and 2015. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth a comparison of consolidated statements of operations by our business segments and shared services for the respective three months ended March 31, 2016 and 2015.

	March 31, 2016				March 31, 2015				Change
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	$	%
Urgent and primary care net revenues	$4,412	$4,695	$-	$9,107	$2,672	$5,743	$-	$8,415	$692	8%
Service revenue	594			594	-			-	594
Total revenue	5,006			9,701	2,672			8,415	1,286	15%
Operating expenses:
Ancillary network provider payments	-	3,256	-	3,256	-	4,331	-	4,331	(1,075)	-25%
Ancillary network administrative fees	-	324	-	324	-	330	-	330	(6)	-2%
Ancillary network other operating costs	-	816	-	816	-	972	-	972	(156)	-16%
Salaries, wages, contract medical professional fees and related expenses	3,537	-	469	4,006	2,170	-	902	3,072	934	30%
Facility expenses	441	-	84	525	252	-	110	362	163	45%
Medical supplies	210	-	-	210	224	-	-	224	(14)	-6%
Other operating expenses	756	-	847	1,603	476	-	1,576	2,052	(449)	-22%
Depreciation and amortization	194	-	28	222	149	125	17	291	(69)	-24%
Total operating expenses	$5,138	$4,396	$1,428	$10,962	$3,271	$5,758	$2,605	$11,634	$(672)	-6%

Operating income (loss), including discontinued operations	$(132)	$299	$(1,428)	$(1,261)	$(599)	$(15)	$(2,605)	$(3,219)	$1,958	-61%

Interest expense:
Interest expense				107				83	24	29%
Loss on warrant liability, net of deferred loan fee amortization				470				369	101	27%
Total other expense and interest expense				577				452	125	1
Loss before income taxes, including income (loss) on discontinued operations				$(1,838)				$(3,671)	$1,833	-50%

* Presented as a discontinued operations in statement of operations.

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported operating income before depreciation of $62,000 and an operating loss before depreciation of $(450,000), respectively, for the three months ended March 31, 2016 and 2015, an increase of $512,000 over the prior year period. We entered the urgent and primary care business in May 2014 and we currently own or operate 11 urgent and primary care centers in the east and southeastern United States. The following factors, among several others, contributed to our segment operating income in the three months ended March 31, 2016:

•	the execution of our strategic plan by our new executive management team;
•	full-quarter inclusion of Medac results;
•	improvements to revenue cycle;
•	implementation of several cost reduction measures; and
•	closure of one of our underperforming centers

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. Our urgent and primary care business net revenues increased $2.3 million, or 87% over the prior year period. For the three months ended March 31, 2016, we experienced, in the aggregate, approximately 40,600 patient visits, which resulted in an average of 33 patient visits per day per center and the average reimbursement per patient visit excluding service revenue was approximately $109. For the three months ended March 31, 2015, we experienced, in the aggregate, approximately 23,000 patient visits, which resulted in an average of 29 patient visits per day per center and the average reimbursement per patient visit was approximately $116. We believe our patient volume figures, and therefore our revenue, will improve at our centers as we continue our marketing and advertising efforts in our target markets. Contributing to this projected increase will be the expansion of our occupational medicine service line (on-the-job injuries, pre-employment drug screens, pre-employment physicals), which we intend to grow through our direct marketing efforts. We also expect to see improvements in our total revenue as a result of certain efficiency measures we intend to take with respect to our billing and coding practices

We also anticipate further increases to net revenue as we continue to improve our billing, collection, and all other aspects of our revenue cycle process.

Salaries, Wages, Contract Medical Professional Fees and Related Expenses

Salaries, wages, contract medical professional fees and related expenses are the most significant operating expense components of our urgent and primary care business and consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times. Salaries, wages, contract medical professional fees and related expenses for the three months ended March 31, 2016 increased $1.4 million, or 63.0%, over the prior year period. The increase is largely attributable to the addition of the four Medac centers.

For the three months ended March 31, 2016 and 2015, salaries, wages, contract medical professional fees and related expenses were 70.7% and 81.2%, respectively, of our urgent and primary care business net revenues. The reduction was the result of, among other things, a decreased usage of temporary and other higher-cost medical providers. Temporary medical providers are generally between 25% and 40% more expensive than our typical, full-time providers. We intend to continue to focus on recruiting and retaining talented physicians and mid-level providers, which we believe will further reduce our clinic staffing costs.

Facility Expenses

Facility expenses consist of our urgent and primary care centers’ rent, property tax, insurance, utilities, telephone, and internet expenses. Facility expenses for the three months ended March 31, 2016 increased $189,000, or 75.0%, over the prior year period. For the three months ended March 31, 2016 and 2015, facility expenses were 8.8% and 9.4%, respectively, of our urgent and primary care business net revenues. The increase in expenses was due to our operation of the four additional Medac facilities during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Medical Supplies

Medical supplies consist of medical, pharmaceutical, and laboratory supplies used at our centers. Medical supplies expense in the first quarter of 2016 decreased $14,000, or 6.2%, from the prior period. For the three months ended March 31, 2016 and 2015, medical supplies expenses were 4.2% and 8.4%, respectively, of our urgent and primary care business net revenues. The decrease in expenses was due to more efficient management, our 2015 consolidation of medical supplies vendors, and entry into a group purchasing relationship to gain access to certain preferential pricing terms for certain supply and service items. We believe we will continue to benefit from these actions as we expand our urgent and primary care business.

Other Operating Expenses

Other operating expenses (including electronic medical records, computer systems and maintenance and support) primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, merchant fees, equipment rental and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. Other operating expenses increased $280,000, or 58.8%, over the prior year period. The increase was due to our operation of more facilities during the three months ended March 31, 2016 than during the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, other operating expenses were 15.1% and 17.8% , respectively, of our urgent and primary care business net revenues.

Depreciation and Amortization

Depreciation and amortization primarily consists of depreciation and amortization related to our medical property and equipment. Depreciation and amortization in the first three months of 2016 increased $45,000, or 30.2%, over the prior year period. The increase was due to our operation of more facilities during the three months ended March 31, 2016 than during the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, depreciation and amortization expenses were 3.9% and 5.6%, respectively, of our urgent and primary care business net revenues.

Ancillary Network Business

Since October 1, 2014, HealthSmart has managed our ancillary network business under the management agreement discussed above. We experienced deterioration in our ancillary network business segment beginning in 2015 due to continuing changes in the healthcare marketplace. We reported operating income of $299,000 for the three months ended March 31, 2016 compared to $(15,000) for the three months ended March 31, 2015. This increase of $314,000 is due to a 6% reduction in provider margin partially offset by a 1.2% increase in management fees.

As discussed above, we concluded that this line of business qualifies as discontinued operations as of March 31, 2016. Accordingly, financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of March 31, 2016. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

Shared Services

Shared services include the common costs related to both the urgent and primary care and ancillary network lines of business such as the salaries of our executive management team whose time is allocable across both business segments. The following functions are also included in shared services: finance and accounting, human resources, legal, marketing, information technology, and general administration.

As of March 31, 2016, shared services employed 10 full-time employees compared to 18 at March 31, 2015. Shared services expenses totaled $1.4 million and $2.6 million, respectively, for the three months ended March 31, 2016 and 2015, a decrease of $1.2 million, or 45.2%. The decrease was primarily due to significant reduction in corporate staff and professional fees.

Liquidity and Capital Resources

We had negative working capital of $14.6 million at March 31, 2016 compared to negative working capital of $13.2 million at December 31, 2015. The decrease in working capital was primarily due to a $1.6 million decrease in cash used to fund first quarter losses. We expect to incur additional operating losses until we acquire or develop sufficient centers to generate positive operating income.

Our financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and satisfaction of liabilities in the normal course of business. Based on the information herein, there is a substantial doubt as to the Company’s ability to continue as a going concern. We hope to raise additional capital in 2016 to fund anticipated future operating losses, to satisfy our debt obligations as they become due and to facilitate the expansion of our urgent and primary care business; however, there are no assurances we will be able to secure this capital at terms acceptable to us or at all. We may raise such capital through the sale of assets or through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities will likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to, among other things, curb our expansion plans, which would have a material adverse impact on our business prospects and results of operations. In addition, we may be required to reduce our operations, including further reductions in headcount, and sell assets. However, we may be unable to sell assets or undertake other actions to meet our operational needs. As a result, we may be unable to pay our ordinary expenses, including our debt service, on a timely basis. The table below reconciles the loss before income taxes to the net increase in cash for the three months ended March 31, 2016:

Loss before income taxes	$(1,838)
Borrowings under line of credit	700
Depreciation and amortization	222
Non-cash stock-based compensation expense	30
Payment of deferred offering costs	(358)
Other	(335)
Decrease in cash	$(1,579)

Our cash and cash equivalents balance was approximately $1.0 million as of March 31, 2016, as compared to $2.6 million as of December 31, 2015. We had borrowing capacity under existing lines of credit of $0.0 and $700,000, respectively, at March 31, 2016 and December 31, 2015. We expect to extend the maturity of our lines of credit; however, there are no assurances that we will be successful in doing so. At May 13, 2016 we had cash available to us of approximately $478,000 but no capacity to borrow under our lines of credit. We raised equity capital, net of offering costs, of $6.2 million during the year ended December 31, 2015. We have not raised equity capital in 2016.

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

We have two credit agreements with Wells Fargo. On July 30, 2014, we entered into a $5,000,000 revolving line of credit and on December 4, 2014, we entered into a second credit agreement for a $6,000,000 revolving line of credit, which was increased to $7,000,000 on August 12, 2015. Our obligations to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. The July 30, 2014 credit agreement matures on June 1, 2016, and the December 4, 2014 agreement matures on October 1, 2016. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries. The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending. As of March 31, 2016, the weighted-average interest rate on these borrowings was approximately 2.18%.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others. On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019 at an exercise price of $3.15 per share. In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019 at an exercise price of $2.71 per share. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, on August 12, 2015, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The August 2015 warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020 at an exercise price of $1.70 per share.

The exercise prices of the July 2014 warrants, the December 2014 warrants, and one of the August 2015 warrants under which 50,010 shares are purchasable, were adjusted downward to $1.46 per share, the closing price of our common stock on August 28, 2015. The adjustment resulted from our issuing restricted stock to our directors pursuant to our director compensation plan at a price per share less than the exercise price of such warrants. The exercise prices of all such warrants were further adjusted to $0.70 per share, the public offering price of the Class A Units in our 2015 Offering. The remaining, unadjusted August 2015 warrants, under which 249,990 shares are purchasable, were issued to Company directors (Messrs. Pappajohn and Oman). Therefore, any adjustments to such warrants require stockholder approval. We intend to seek such approval at our 2016 annual meeting of stockholders, and if approved, the exercise price of the remaining August 2015 warrants will be adjusted similarly to $0.70 per share.

Holders of warrants representing substantially all of the shares issuable under the July 2014 warrants have waived any adjustment in the number of shares that could be purchased pursuant to their warrants as a result of the change in the exercise price. Furthermore, with the exception of the potential adjustment to the remaining August 2015 warrants held by Messrs. Pappajohn and Oman, all of the warrant holders have waived any further adjustments to the exercise price of the outstanding warrants.

On December 15, 2015, our wholly-owned subsidiary, ACSH Management, purchased from Medac and its shareholders, substantially all the assets used in the operations of its four urgent care centers for $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable that accrues interest at five percent (5%) that matures on June 15, 2017. Medac remains an urgent care operating entity, owned by a single physician, with which ACSH Management has entered into various agreements. ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. We have determined, therefore, that Medac is a VIE and that ACSH Management is the primary beneficiary. Consequently, we have consolidated Medac and its financial results since the date we closed the Medac Asset Acquisition. ACSH Management has entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina.

At March 31, 2016, $185,000 was due under promissory notes issued to the sellers in the transactions entered into during the year ended December 31, 2014 to acquire primary and urgent are centers. The notes accrue interest at an annual rate of five percent (5%).

A summary of all acquisition notes issued prior to the Medac Asset Acquisition is as follows:

•	ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, issued a promissory note in the principal amount of $500,000 to CorrectMed, LLC and other sellers. The note provided for simple interest at a fixed rate of 5% per annum, matured on May 8, 2015 and the full amount due thereunder has been paid.

•	ACSH Urgent Care of Florida, LLC issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016. On October 21, 2015, as a result of certain working capital adjustments, the seller accepted $91,000 in full satisfaction of the note. The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. We received notification on August 17, 2015 that the third promissory note in the principal amount of $300,000 was cancelled due to the death of the note’s holder. As a result of the cancellation, we recorded a one-time gain of $289,000 in the third quarter of 2015.

•	ACSH Urgent Care Holdings, LLC issued a promissory note in the principal amount of $150,000 to Jason Junkins, M.D. The note is guaranteed by American CareSource Holdings, Inc. and is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date, September 12, 2014. The first principle installment was timely paid in 2015.

•	ACSH Georgia issued a promissory note in the amount of $100,000 to Han C. Phan, M.D. and Thinh D. Nguyen, M.D. The note matured on the one-year anniversary of the closing date, October 31, 2014 and was satisfied in full in 2015.

•	ACSH Urgent Care of Virginia, LLC issued a promissory note in the principal amount of $50,000 to Stat Medical Care, P.C. (d/b/a Fair Lakes Urgent Care Center) and William and Teresa Medical Care, Inc. (d/b/a Virginia Gateway Urgent Care Center). The note bears simple interest at a fixed rate of 5% per annum, matured on December 31, 2015, and is subject to a working capital adjustment as set forth in the applicable purchase agreement. The note remained outstanding as of March 31, 2016.

Nasdaq Listing

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

Under NASDAQ rules, we submitted a plan to NASDAQ to regain compliance, which NASDAQ accepted, granting us until November 17, 2015 to evidence compliance. However, because we did not raise equity capital as we anticipated, we did not evidence compliance with NASDAQ Listing Rule 5550(b)(1) by November 17, 2015. On November 18, 2015, we received a letter from NASDAQ stating that we had not regained compliance with the continued listing requirements of The NASDAQ Capital Market. As a result, NASDAQ determined that our common stock would be delisted from The NASDAQ Capital Market effective November 30, 2015. We appealed that determination which stayed the delisting of our common stock until the appeal was heard on January 14, 2016 by the NASDAQ Hearings Panel. Following the hearing, the NASDAQ Hearings Panel continued our listing through May 16, 2016 in order to allow us to meet the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.

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

We do not believe that we will meet the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market by May 16, 2016. Consequently, we expect that NASDAQ will deem us not to be in compliance with their listing standards and terminate the listing of our common stock on The NASDAQ Capital Market.

If we are delisted from The NASDAQ Capital Market, we expect to list our common stock on the OTCQB Venture Market, operated by OTC Markets Group Inc. We have applied to trade our common stock on the OTCQB, and expect trading would begin on the trading day immediately following the day NASDAQ effects a delisting of our common stock. Our common stock would trade on the OTCQB under its current trading symbol "GNOW." This transition to the OTCQB would not affect our business operations. We will continue to file periodic and other required reports with the Securities and Exchange Commission under applicable federal securities laws.

Delisting from The NASDAQ Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investor interest and the potential loss of business development opportunities. We could also face significant adverse consequences including, among others:

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to permissive authority under Rule 305 of Regulation S-K, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and interim Chief Financial Officer, (“CFO”) who has been serving, and is continuing to serve as our Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently party to any legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits

Exhibit Number	Description

3.2	Amended and Restated Bylaws of American CareSource Holdings, Inc.

10.1	Equity Purchase Agreement, dated effective as of April 1, 2016, by and among ACSH Urgent Care Holdings, LLC, ACSH Primary Care Holdings, LLC, Urgemedical Group, Inc., and Payam Herischi.

10.2	Promissory Note A, dated as of April 1, 2016, by Urgemedical Group, Inc. in favor of ACSH Urgent Care Holdings, LLC and ACSH Primary Care Holdings, LLC.

10.3	Promissory Note B, dated as of April 1, 2016, by Urgemedical Group, Inc. in favor of ACSH Urgent Care Holdings, LLC and ACSH Primary Care Holdings, LLC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on May 16, 2016.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	May 16, 2016	By:	/s/ Adam S. Winger
Adam S. Winger
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2016	By:	/s/ Robert Frye
Robert Frye
Interim Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated Bylaws of American CareSource Holdings, Inc.

10.1	Equity Purchase Agreement, dated effective as of April 1, 2016, by and among ACSH Urgent Care Holdings, LLC, ACSH Primary Care Holdings, LLC, Urgemedical Group, Inc., and Payam Herischi.

10.2	Promissory Note A, dated as of April 1, 2016, by Urgemedical Group, Inc. in favor of ACSH Urgent Care Holdings, LLC and ACSH Primary Care Holdings, LLC.

10.3	Promissory Note B, dated as of April 1, 2016, by Urgemedical Group, Inc. in favor of ACSH Urgent Care Holdings, LLC and ACSH Primary Care Holdings, LLC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

