Form 10-Q
period 2016-06-30
American CareSource Holdings, Inc.
filed 2016-08-16
CIK 1316645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

(404) 465-1000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	OTC Markets OTCQB

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

As of August 10, 2016, there were 16,597,150 outstanding shares of common stock of the registrant.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements can be identified by forward-looking words such as “may,” “will,” “seek,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words and include statements regarding our operational and strategic plans, future operations, future financial position, prospects, expectations and future development or contain other “forward-looking” information.

Such forward-looking statements are based on current information, assumptions and belief of management, and are not guarantees of future performance. Substantial risks and uncertainties could cause actual results or future events to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	our ability to continue as a going concern if we do not obtain additional financing;

•	our ability to attract and maintain patients, clients and providers and achieve our financial results;

•	our ability to obtain additional capital to meet our liquidity needs;

•	changes in national healthcare policy, federal and state regulation, including without limitation the impact of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act and Medical Loss Ratio regulations;

•	our ability to complete the disposition of our ancillary network business to HealthSmart;

•	our ability to maintain compliance with OTC listing rules and other regulatory authorities;

•	general economic conditions, including economic downturns and increases in unemployment;

•	our ability to successfully operate and improve our urgent and primary care centers;

•	our ability to develop, identify, acquire and integrate target urgent and primary care centers;

•	increased competition in the urgent and primary care market;

•	our ability to recruit and retain qualified physicians and other healthcare professionals;

•	reduction in reimbursement rates from governmental and commercial payors;

•	lower than anticipated demand for services;

•	HealthSmart’s ability to manage our ancillary network business;

•	changes in the business decisions by significant ancillary network clients;

•	increased competition in our ancillary network business from major carriers;

•	increased competition from cost containment vendors and solutions;

•	implementation and performance difficulties; and

•	other risk factors described in our “Risk Factors” section included in this report or in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

2

TABLE OF CONTENTS

AMERICAN CARESOURCE HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$299	$2,629
Accounts receivable, net	1,603	1,498
Prepaid expenses and other current assets	764	391
Note receivable from sale of subsidiary	293	-
Assets held for sale	2,839	2,644
Total current assets	5,798	7,162

Property and equipment, net	4,604	4,859

Other assets:
Deferred loan fees, net	674	1,154
Other non-current assets	106	104
Note receivable from sale of subsidiary	267	-
Intangible assets, net	1,770	1,885
Goodwill	5,921	5,921
Total other assets	8,738	9,064
Total assets	$19,140	$21,085

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Lines of credit	$11,800	$11,100
Accounts payable	1,624	1,609
Accrued liabilities	1,287	1,907
Current portion of promissory notes and notes payable	595	210
Capital lease obligations, current portion	139	134
Liabilities held for sale	4,915	5,435
Total current liabilities	20,360	20,395

Long-term liabilities:
Promissory notes and notes payable	1,639	522
Capital lease obligations	1,561	1,630
Other long-term liabilities	382	344
Total long-term liabilities	3,582	2,496
Total liabilities	23,942	22,891

Stockholders' (deficit):
Preferred stock, $0.01 par value; 9,999 shares authorized	-	-
Series A convertible preferred stock; .87 shares authorized; .75 shares issued and outstanding in June 30, 2016 and December 31, 2015	664	664
Common stock, $0.01 par value; 40,000 shares authorized; 16,608 and 16,597 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	166	165
Additional paid-in capital	33,002	32,535
Accumulated (deficit)	(38,266)	(35,170)
Stockholders' (deficit) of American CareSource Holdings, Inc.	(4,434)	(1,806)
Equity of non-controlling interest	(368)	-
Total stockholders' (deficit)	(4,802)	(1,806)
Total liabilities and stockholders' (deficit)	$19,140	$21,085

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Urgent and primary care	$3,638	$2,354	$8,050	$5,026
Service agreement and other	648	-	1,242	-
Total net revenues	4,286	2,354	9,292	5,026
Operating expenses:
Salaries, wages, contract medical professional fees and related expenses	3,724	3,380	7,730	6,456
Facility expenses	481	349	1,006	711
Medical supplies	174	174	384	398
Other operating expenses	1,512	1,495	3,115	3,543
Intangible asset impairment	-	520	-	520
Depreciation and amortization	227	170	449	336
Total operating expenses	6,118	6,088	12,684	11,964
Operating (loss)	(1,832)	(3,734)	(3,392)	(6,938)

Other (income) and expense:
(Gain) on cancellation of acquisition promissory note	(90)	-	(90)	-
(Gain) on sale of Virginia urgent care clinics	(361)	-	(361)	-
Interest expense:
Interest expense	126	93	233	176
Deferred loan fees amortization, net of (gain)/loss on warrant liability	376	(757)	846	(388)
Total other (income) and interest expense	51	(664)	628	(212)
(Loss) from continuing operations before taxes	(1,883)	(3,070)	(4,020)	(6,726)
Income tax expense	7	4	13	10
Net (loss) from continuing operations	(1,890)	(3,074)	(4,033)	(6,736)

Income/(loss) from discontinued operations	270	(269)	569	(284)
Net (loss)	(1,620)	(3,343)	(3,464)	(7,020)
Net (loss) attributable to non-controlling interests	(233)	-	(368)	-
Net (loss) attributable to American CareSource Holdings, Inc.	$(1,387)	$(3,343)	$(3,096)	$(7,020)
Basic net (loss) per common share, continuing operations	$(0.10)	$(0.45)	$(0.21)	$(0.99)
Diluted net (loss) per common share, continuing operations	$(0.10)	$(0.45)	$(0.21)	$(1.10)
Basic net income (loss) per common share, discontinued operations	$0.02	$(0.04)	$0.03	$(0.04)
Diluted net income (loss) per common share, discontinued operations	$0.02	$(0.04)	$0.03	$(0.04)
Basic weighted-average common shares outstanding	16,608	6,849	16,606	6,811
Diluted weighted-average common shares outstanding	16,608	6,849	16,606	6,851

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

(Unaudited)

(amounts in thousands, except shares of Series A Convertible Preferred Stock)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	ACSH Accumulated	Non-controlling Interest Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)	(Deficit)
Balance at December 31, 2015	750	$664	16,597	$165	$32,535	$(35,170)	-	$(1,806)
Net (loss)	-	-	-	-	-	(3,096)	(368)	(3,464)
Stock-based compensation expense	-	-	-	-	101	-	-	101
Issuance of deferred warrant costs					366			366
Issuance of common stock upon conversion of restricted stock	-	-	11	1	-	-	-	1
Balance at June 30, 2016	750	$664	16,608	$166	$33,002	$(38,266)	$(368)	$(4,802)

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN CARESOURCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(3,464)	$(7,020)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Non-cash stock-based compensation expense	101	403
(Gain) on cancellation of acquisition promissory note	(90)	-
(Gain) on sale of Virginia urgent care clinics	(361)	-
Intangible asset impairment	-	520
Depreciation and amortization	449	583
Deferred loan fees amortization, net of loss/(gain) on warrant liability	846	(388)
Change in deferred rent	39	119
Changes in operating assets and liabilities:
Accounts receivable	365	382
Prepaid expenses and other current assets	(679)	(106)
Accounts payable	437	(352)
Accrued liabilities	(588)	789
Assets held for sale	(195)	283
Liabilities held for sale	(520)	(159)
Net cash (used in) operating activities	(3,660)	(4,946)

Cash flows from investing activities:
Net change in other non-current assets	(269)	371
Proceeds from sale of urgent care subsidiary	50	-
Additions to property and equipment	(257)	(138)
Net cash (used in) investing activities	(476)	233

Cash flows from financing activities:
Proceeds from issuance of common stock and option exercises	-	33
Proceeds from borrowings	2,339	4,784
Principal payments on capital lease obligations	(64)	(57)
Principal payments on long-term debt	(47)	(554)
Payment of deferred offering costs	(422)	(22)
Net cash provided by financing activities	1,806	4,184

Net (decrease) in cash and cash equivalents	(2,330)	(529)
Cash and cash equivalents at beginning of period	2,629	1,020
Cash and cash equivalents at end of period	$299	$491

Supplemental cash flow information:
Cash paid for interest	$213	$117

Supplemental non-cash operating and financing activity:
Offering costs, deferred and unpaid	$-	$7
Offering costs, unpaid	$36	$-
Reclassified property and equipment from prepaid expenses	$-	$51
Sale of Virginia urgent care clinics for note receivable	$560	$-

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

Significant Accounting Policies

Goodwill resulted from our acquisition of urgent and primary care businesses during the years ended December 31, 2015 and 2014. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the purchase method of accounting requires that the excess of the purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually or when indications of impairment occur. We perform our annual goodwill impairment test for our reporting units as of October 1, using a discounted cash flow method. In the interim, we review goodwill for impairment whenever events or circumstances indicate that the carrying amount might not be recoverable. We do not believe any event or circumstance in the second quarter of 2016 warranted an impairment review of goodwill, other than of our Florida clinics. Due to the closure of one of the Florida clinics we performed an interim goodwill impairment analysis for the Florida reporting unit and found no impairment was required.

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

On June 15, 2016, we entered into an asset purchase agreement to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart Preferred Care II, L.P. (“HealthSmart”). The purchase agreement contains customary representations, warranties, covenants, indemnification provisions, and closing conditions, and we anticipate closing the transaction in third or fourth quarter of 2016. Accordingly, we concluded that the ancillary network business qualifies as discontinued operations and financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented on our consolidated balance sheets as held for sale. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations. Refer to Note 5 – Discontinued Operations.

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, located in Georgia (3), Florida (2), Alabama (3), and Virginia (2). In December 2015, we completed a key acquisition of urgent care assets comprising four sites in North Carolina. In January 2016 we closed one of our Georgia sites, on April 1, 2016 we sold the two Virginia centers, and on May 20, 2016 we closed our facility located in Panama City Beach, Florida.

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

3. Liquidity and Earnings (Loss) Per Share

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $299,000 and a working capital deficit of $14.6 million. As of December 31, 2015, we had cash and cash equivalents of $2.6 million and a working capital deficit of $13.2 million.

Our cash needs have been funded historically from loan proceeds and equity offerings. We entered into two lines of credit in 2014. As of June 30, 2016, maximum borrowings under these lines of credit was $12,000,000. As of June 30, 2016, we had no additional borrowing capacity under our lines of credit. Furthermore, both lines of credit are scheduled to mature in 2017 at which time the full outstanding principal balance of $11,800,000 will become due and payable. Substantially all of the borrowings under the lines of credit were used to finance acquisition activity, to fund losses, and $200,000, which is not currently available to us, was used to secure a bond required to obtain a state license for our ancillary network business. Although we intend to extend further the maturity dates of the two lines of credit and raise additional capital through the incurrence of additional debt or sale of equity or assets during the remainder of 2016 or in 2017, there is no assurance that we will be successful in completing such actions.

If we are unable to obtain additional extensions on our lines of credit or if we are unable to raise additional funds, we will not have sufficient cash on hand to meet our cash requirements over the next 12 months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and satisfaction of liabilities in the normal course of business. Based on the information herein, there is a substantial doubt as to the Company’s ability to continue as a going concern. We expect to need additional capital during 2016 to fund anticipated operating losses, to satisfy our debt obligations as they become due and to continue to improve the operating performance of our urgent and primary care business; however, there are no assurances we will be able to secure this capital at terms acceptable to us or at all. We may seek to raise such capital through the sale of assets or through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. However, we currently have no plans to conduct equity offerings to raise capital. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities would likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to, among other things, abandon our expansion plans, which would have a material adverse impact on our business prospects and results of operations. In addition, we may be required to reduce our operations, including further reductions in headcount, and sell assets. However, we may be unable to sell assets or undertake other actions to meet our operational needs. As a result, we may be unable to pay our ordinary expenses, including our debt service, on a timely basis, and we may therefore determine to exit the urgent and primary care business.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using a two-class participating securities method. Losses have been allocated to the preferred stock, on an as-converted basis, without preference to the common stock because the dividend and liquidation rights of the preferred and common stock are equivalent on an as-converted basis.  Diluted earnings (loss) per share is computed similar to basic earnings per share except for adjustments for dilutive potential common shares outstanding during the period using the treasury stock method. We computed earnings (loss) per share for both continuing and discontinued operations for the three and six month periods ended June 30, 2016, and June 30, 2015.

Basic net income (loss) and diluted net income (loss) per share data were computed as follows (in thousands except per share amounts):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Numerator:
(Loss) from continuing operations	(1,890)	(4,033)	(3,074)	(6,736)
Plus loss from non-controlling interests	233	368	-	-
Plus loss allocated to preferred stock	100	222	-	-
(Loss) from continuing operations, common stock for basic earnings per share	(1,557)	(3,443)	(3,074)	(6,736)
Less gain on change in fair value of warrant liability	-	-	-	791
(Loss) from continuing operations, common stock for diluted earnings per share	(1,557)	(3,443)	(3,074)	(5,945)

Income/(loss) from discontinued operations	270	569	(269)	(284)

Denominator:
Weighted-average basic common shares outstanding	16,608	16,606	6,849	6,811
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	-	-	40
Denominator for dilutive earnings per share - adjusted weighted-average shares	16,608	16,606	6,849	6,851

Basic net (loss) per share, continuing operations	$(0.10)	$(0.21)	$(0.45)	$(0.99)
Diluted net (loss) per share, continuing operations	$(0.10)	$(0.21)	$(0.45)	$(1.10)

Basic net income (loss) per share, discontinued operations	$0.02	$0.03	$(0.04)	$(0.04)
Diluted net income (loss) per share, discontinued operations	$0.02	$0.03	$(0.04)	$(0.04)

The following table summarizes potentially dilutive shares outstanding as of June 30, 2016 and June 30, 2015, which were excluded from the calculation due to being anti-dilutive (in thousands):

	2016	2015
Common stock purchase warrants	15,167	1,782
Stock options	1,471	748
Restricted stock units	-	-
Restricted stock	200	-

4.  Acquisitions, Variable Interest Entity, and Disposals

On December 15, 2015, ACSH Medical Management, LLC (“ACSH Management”), a wholly-owned subsidiary of the Company, purchased from Medac and its shareholders, substantially all the assets used in the operation of Medac’s four urgent care centers in the greater Wilmington, North Carolina area for $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable.  Medac remains an urgent care operating entity, owned by a single physician, with which ACSH Management has entered into various agreements. ACSH Management has entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina.

ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. We have determined, therefore, that Medac is a VIE and that ACSH Management is the primary beneficiary. Consequently, we have consolidated Medac and its financial results since the date we closed the Medac Asset Acquisition.

The following table provides the balance sheets of Medac (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Current assets	$951	$779

Current liabilities	1,319	759

Stockholder's equity (deficit)	(368)	20
Total liabilities & stockholder's equity (deficit)	$951	$779

The following table provides certain pro forma financial information for the Company as if the acquisition of Medac had occurred on January 1, 2015.

	Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015
Net revenue
Urgent and primary care	$8,050	$9,070
Service agreement	1,242	868
Total net revenue	9,292	9,938

(Loss) from continuing operations before taxes	$(4,020)	$(6,042)

Basic net (loss) per common share continuing operations	$(0.21)	$(0.89)
Diluted net (loss) per common share continuing operations	$(0.21)	$(1.00)

In January 2016, we closed one of our Georgia clinics. This clinic produced net revenue of approximately $5,000 and $409,000 for the six month periods ending June 30, 2016 and 2015, resulting in net operating losses for such periods of $82,000 and $32,000, respectively.

On April 1, 2016, we exited the Virginia urgent and primary care market by consummating the sale of our two Virginia subsidiaries to UrgeMedical Group, Inc. For the six months ended June 30, 2016 and June 30 2015, our Virginia subsidiaries reported net revenues of approximately $254,000 and $551,000, respectively, and net operating losses of approximately $132,000 and $346,000, respectively.

The sales price for the Virginia subsidiaries was $610,000, $50,000 of which was paid in cash at closing and the balance by delivery of two promissory notes. The first promissory note has an initial principal balance of $160,000 and interest accrues on the outstanding balance at 1.5% per annum. The note is payable in two installments, the first installment of $50,000, which remains outstanding as of the date of this filing, was due within 90 days after closing and the second installment of $110,000 is due within 150 days after closing.

The second promissory note has an initial principal balance of $400,000 and interest accrues on the outstanding balance at 5.0% per annum. Interest-only payments are due each month beginning July 1, 2016. Principal is due in three equal installments of $133,333 on the first, second and third anniversaries of the closing date.

On May 20, 2016 we closed our facility located in Panama City Beach. This clinic produced net revenue of approximately $136,000 and $263,000 for the six month periods ending June 30, 2016 and 2015, resulting in a net operating loss of $120,000 and $116,000 for the six months ended June 30, 2016 and 2015.

5. Discontinued Operations

We expect to consummate our sale of our legacy business to HealthSmart during the 2016 calendar year. As such, we are presenting our ancillary network business as discontinued operations in our consolidated statements of operations and the related asset and liability accounts are presented as held for sale. To allow for meaningful comparison of continuing operations, amounts previously reported have been reclassified, as necessary, to conform to this presentation.

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

Major classes of assets and liabilities of the ancillary network business held for sale are as follows (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Accounts receivable	$1,784	$1,589
Prepaid expenses and other current assets	43	43
Deferred income taxes	18	18
Total current assets held for sale	1,845	1,650

Property and equipment, net	588	588
Intangible assets, net	406	406
Total other assets held for sale	994	994
Total assets held for sale	$2,839	$2,644

Due to service providers	$2,333	$3,225
Due to HealthSmart	2,582	2,210
Total current liabilities held for sale	4,915	5,435
Total liabilities held for sale	$4,915	$5,435

Summary results of operations for the ancillary network business were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$5,095	$5,604	$9,790	$11,347
Operating expenses:
Provider payments	3,667	4,137	6,923	8,468
Administrative fees	354	194	678	524
Other operating costs	804	933	1,620	1,905
Prepaid writeoff	-	487	-	487
Depreciation and amortization	-	122	-	247
Total operating expenses	4,825	5,873	9,221	11,631
Income/(loss) from discontinued operations	$270	$(269)	$569	$(284)

We recognize revenue in our legacy business on the services we provide, which include (i) providing payor clients with a comprehensive network of ancillary healthcare providers; (ii) providing claims management, reporting, processing and payment services; (iii) providing network/need analysis to assess the benefits to payor clients of adding additional/different service providers to the client-specific provider networks; and (iv) providing credentialing of network service providers for inclusion in the client payor-specific provider networks.  Revenue is recognized when services are delivered, which occurs after processed claims are billed to the payor clients and collections are reasonably assured.  We estimate revenues and costs of revenues using average historical collection rates and average historical margins earned on claims.  Revenues are adjusted periodically to reflect actual cash collections so that revenues recognized accurately reflect cash collected.

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

6.  Revenue Recognition and Accounts Receivable

In our urgent and primary care business, we have agreements with governmental and other third-party payors that provide for payments to us based on contractual adjustments to our established rates. Such agreements typically provide for a portion of the payment obligation to be borne by the patient, which we generally collect at the time services are rendered.

Net revenue is reported at the time of service at the estimated net realizable amounts, after giving effect to estimated contractual adjustments, payments from patients, third-party payors and others, and an estimate for bad debts.

Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  Although we attempt to collect all patient liability at the time of service, we frequently are left with a patient balance, which we bill expeditiously. Such credit is granted to patients, who consist primarily of local residents insured by third-party payors, without collateral.   A summary of the basis of reimbursement with major third-party payors is as follows:

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

We collect payment from our uninsured patients at the time of service. When services are rendered to employees or contractors of clients for whom we render occupational medicine services, we typically bill the client employer within 30 days of the date of the services. We grant such client credit without collateral.

We recognize service agreement revenue through our contractual affiliation with Medac. Under a management services agreement with a local emergency medical business company, Medac leases certain employees and provides administrative services in exchange for a fee. Revenue related to the agreement is recorded during the period when the services are performed.

Below is a summary of accounts receivable as of June 30, 2016 and December 31, 2015, and revenues for the three and six month periods ended June 30, 2016 and 2015, respectively, for our urgent and primary care business.

(in thousands)	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Accounts receivable, trade	$3,047	$3,236
Accounts receivable, other	$158
Less:
Estimated allowance for contractual adjustments uncollectible amounts	(1,602)	(1,738)
Accounts receivable, net	$1,603	$1,498

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross revenue	$7,386	$4,333	$15,804	$10,119
Less:
Provision for contractual adjustments and estimated uncollectible amounts	(3,100)	(1,979)	(6,512)	(5,093)
Net revenue	$4,286	$2,354	$9,292	$5,026

7.  Capital and Operating Lease Obligations

The following reflects the scheduled, minimum required payments under our lease agreements in effect at June 30, 2016 (in thousands):

	Capital Leases	Operating Leases	Total
2016 (remaining 6 months)	$150	$614	$764
2017	288	1,001	1,289
2018	276	926	1,202
2019	273	812	1,085
2020	286	727	1,013
Thereafter	2,612	4,074	6,686
Total minimum lease payments	3,885	$8,154	$12,039
Less amount representing interest	(2,185)
Present value of net minimum obligations	1,700
Less current obligation under capital lease	139
Long-term obligation under capital lease	$1,561

8.  Lines of Credit, Promissory Notes, and Notes Payable

Below is a summary of our short-term and long-term debt obligations.

Lines of Credit

As of June 30, 2016, we had outstanding borrowings of $11,800,000 under our two credit agreements, with a weighted-average interest rate of 2.19%. Amounts outstanding under these credit agreements were recorded as a current liability on our consolidated balance sheet as of June 30, 2016, since both credit agreements, as amended, mature on June 1, 2017. Substantially all of the borrowings under the credit agreements were used to finance acquisition activity, fund losses, and $200,000, which is not currently available to be borrowed by us, was used to secure a bond required to obtain a state license for our ancillary network business. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries, and include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others.  In consideration of their guaranteeing such indebtedness, we originally issued the guarantors warrants to purchase an aggregate of 2,060,000 shares of our common stock.

A portion of the indebtedness under the credit agreements matured on June 1, 2016. On June 7, 2016 the Company extended the maturity date of all indebtedness under the credit agreements to June 1, 2017. In connection with the extension, the guarantors agreed to extend their respective guarantees to the modified maturity date. In consideration of such extension, the Company issued warrants to purchase an aggregate of 2,000,000 shares of common stock of the Company at an exercise price of $0.21 per share. The warrants vested immediately and are exercisable any time prior to their expiration on June 6, 2026.

Promissory Notes and Notes Payable

On June 3, 2016, we received a loan of $1,639,000 from the following three board members: John Pappajohn, Mark Oman, and Matt Kinley. The loan is evidenced by promissory notes bearing interest at 6% per annum issued to each of the respective directors. Interest-only payments are due and payable under the promissory notes on the first day of each calendar month after the date of issuance, and all principal and accrued but unpaid interest are due and payable in December 2017. The loans are subordinate to the credit agreements with Wells Fargo.

In 2015, as part of the Medac Asset Acquisition, the Company issued a promissory note to the seller for $560,000. The fair value of the note was subsequently adjusted for reporting purposes to $522,000. The promissory note accrues interest at 5% per annum and matures on June 15, 2017. Other acquisition notes of approximately $73,000 remained outstanding at June 30, 2016, mature in 2016 and bear interest at 5%.

The following is a summary of all Company debt as of June 30, 2016 (in thousands):

Revolving line of credit	$11,800
Promissory notes	2,234
Total debt	14,034
Less current maturities	12,395
Long-term debt	$1,639

9. Intangible Assets

Identifiable intangible assets acquired in the urgent and primary care transactions are comprised of relationships with patients and contracts that drive patient volume (and therefore revenue) to our centers.  Identifiable intangible assets and related accumulated amortization consist of the following as of the dates presented (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Gross carrying amount of urgent and primary care intangibles:
Patient relationships and contracts	$2,014	$2,074
Accumulated amortization	(244)	(189)
Total intangibles, net	$1,770	$1,885

Total amortization expense related to intangibles was approximately $57,000 and $80,000 during the three months ended June 30, 2016 and 2015, and $115,000 and $161,000 during the six months ended June 30, 2016 and 2015, respectively. We amortize patient relationships and contracts using the straight-line method over their estimated useful lives between five and ten years.

Estimated future amortization expense relating to intangibles is as follows (in thousands):

Years ending December 31,	Urgent and Primary Care
2016 (6 months remaining)	$114
2017	229
2018	229
2019	202
2020	167
Thereafter	829
Total	$1,770

10.  Warrants

Warrants to purchase 15,167,396 shares and 1,782,222 shares of our common stock were outstanding as of June 30, 2016 and June 30, 2015, respectively. Warrants to purchase 11,085,174 shares of common stock were issued in the 2015 Offering. Warrants to purchase 2,060,000 shares of common stock were issued in 2014 and 2015 to the guarantors of our lines of credit, and additional warrants to purchase 2,000,000 shares of common stock were issued to the same guarantors in connection with the recent extension of our credit agreements. The remaining warrants to purchase 22,222 shares of common stock expire on February 1, 2017 and have an exercise price of $1.50 per share. The weighted average price of the outstanding warrants to purchase an aggregate of 15,167,396 of our common stock at June 30, 2016 was $0.76.

The fair value of the additional warrants issued to purchase 2,000,000 shares of common stock was calculated using the Black Sholes options-pricing model. Additional assumptions we used in our valuation calculations were as follows:

Stock price	$0.21
Volatility	100.0%
Risk-free interest rate	1.73%
Exercise price	$0.21
Expected life (years)	10

11.  Segment Reporting

As of June 30, 2016, we operated two segments, urgent and primary care and ancillary network.  We evaluate segment performance based on several factors, the primary financial measure of which is operating income.  We define segment income as income before interest expense, gain or loss on disposal of assets, income taxes, depreciation expense, non-cash amortization of intangible assets, intangible asset impairment, non-cash stock-based compensation expense, shared service expenses, severance charges and any other non-recurring costs.  Shared services primarily consists of compensation costs for our executive management team, corporate headquarters costs, certain transactional costs, support services such as finance and accounting, human resources, legal, marketing and information technology and general administration.

The following tables set forth a comparison of operations for the following periods presented for our segments and shared services (certain prior year amounts have been reclassified for comparability purposes).

Consolidated statements of operations by segment for the respective three month period ended June 30 are as follows (in thousands):

	Three Months Ended June 30,
	2016				2015
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total
Net revenues	$4,255	$5,095	$31	$9,381	$2,354	$5,604	$-	$7,958
Total segment operating income (loss)	(84)	270	(1,364)	(1,178)	(795)	340	(1,610)	(2,065)

Additional Segment Disclosures:
Interest expense	55	-	71	126	70	-	23	93
Deferred loan fees amortization, net of loss on warrant liability	282	-	94	376	(568)	-	(189)	(757)
Depreciation and amortization expense	183	-	44	227	151	122	19	292
Income tax expense	-	7	-	7	-	4	-	4
Total asset expenditures	5	-	18	23	19	-	29	48

* Presented as discontinued operations in statement of operations.

	Six Months Ended June 30,
	2016				2015
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total
Net revenues	$9,261	$9,790	$31	$19,082	$5,026	$11,347	$-	$16,373
Total segment operating income (loss)	(22)	569	(2,649)	(2,102)	(1,245)	433	(3,621)	(4,433)

Additional Segment Disclosures:
Interest expense	101	-	132	233	125	-	51	176
Deferred loan fees amortization, net of (gain)/loss on warrant liability	635	-	211	846	(291)	-	(97)	(388)
Depreciation and amortization expense	377	-	72	449	300	247	36	583
Income tax expense	-	13	-	13	-	10	-	10
Total asset expenditures	59	-	198	257	19	-	119	138

The following provides a reconciliation of reportable segment operating income (loss) to the Company’s consolidated totals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment operating (loss)	$(1,178)	$(2,065)	$(2,102)	$(4,433)
Less:
Severance charges	36	346	47	346
Ancillary network prepaid write-off	-	487	-	487
Depreciation and amortization expense	227	292	449	583
Non-cash stock-based compensation expense	71	256	101	403
Intangible asset impairment	-	520	-	520
Non-recurring professional fees	50	37	124	450
Operating loss, including discontinued operations	(1,562)	(4,003)	(2,823)	(7,222)
(Gain) on cancellation of acquisition promissory note	(90)	-	(90)	-
(Gain) on sale of Virginia urgent care clinics	(361)	-	(361)	-
Interest expense	126	93	233	176
Deferred loan fees amortization, net of loss on warrant liability	376	(757)	846	(388)
Loss before income taxes, including discontinued operations	$(1,613)	$(3,339)	$(3,451)	$(7,010)

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

	Urgent and Primary Care	Ancillary Network*	Shared Services	Consolidated
June 30, 2016	$13,440	$2,839	$2,861	$19,140
December 31, 2015	14,920	2,644	3,521	21,085

* Presented as discontinued operations in balance sheets.

12. Subsequent Events

 On July 26, 2016, we expanded our borrowing capacity with lines of credit with Wells Fargo by $1,000,0000. The additional funds will be used for working capital and will be due and payable on June 1, 2017, the date all indebtedness is due under our credit agreements. The line extension is governed by all terms and conditions set forth in the existing credit agreements.

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

On June 15, 2016, we entered into an asset purchase agreement to sell our legacy ancillary network business to our largest client and manager of the business, HealthSmart Preferred Care II, L.P. (“HealthSmart”). The purchase agreement contains customary representations, warranties, covenants, indemnification provisions, and closing conditions, and we anticipate closing the transaction in third or fourth quarter of 2016.

Our Urgent and Primary Care Business

In May 2014, we announced our entry into the urgent and primary care market. During the remainder of 2014, through our wholly-owned subsidiaries, we consummated five transactions resulting in our acquisition of ten urgent and primary care centers, located in Georgia (3), Florida (2), Alabama (3), and Virginia (2). In December 2015, we completed a key asset acquisition with a four-site urgent care operator in North Carolina. In January 2016, we closed one of our Georgia centers and in April 2016, we sold the two Virginia centers. We closed one of our Florida centers in May 2016. As of June 30, 2016, we operated ten urgent and primary care facilities.

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

In keeping with our retail approach to the business, in the fourth quarter of 2015, we initiated a rebranding campaign with our new tradename, GoNow Doctors. We believe our new name and logo will enable us to effectively market our services in our existing and target communities. We intend to use this name in all states except North Carolina. The trade name acquired in our December 2015 transaction, Medac, has been the trusted brand for urgent care services in the Wilmington, North Carolina market for over 30 years. As a result, we have retained the Medac name and will continue use of the name throughout our North Carolina market. We believe our new logo and tradenames will enable us to effectively market our services in our existing and target communities.

We intend to continue to improve our urgent and primary care business by expanding our service offerings, by increasing the volume of patients treated in our centers through advertising and other efforts, and by improving overall operating efficiency in our centers.

Clinic Closures

In January 2016, we closed one of our Georgia clinics. This clinic produced net revenue of approximately $5,000 and $409,000 for the six month periods ending June 30, 2016 and 2015, respectively.

On May 2016 we closed our facility located in Panama City Beach. This clinic produced net revenue of approximately $136,000 and $263,000 for the six month periods ending June 30, 2016 and 2015, respectively.

Disposition of our Virginia Centers

On April 1, 2016, we exited the Virginia urgent and primary care market by consummating the sale of our two Virginia subsidiaries to UrgeMedical Group, Inc. For the six months ended June 30, 2016 and June 30 2015, our Virginia subsidiaries reported net revenues of approximately $254,000 and $551,000, respectively, and net operating loss of approximately $132,000 and $346,000, respectively.

The sales price for the Virginia subsidiaries was $610,000, $50,000 of which was received at closing and the balance by delivery of two promissory notes. The first promissory note has an initial principal balance of $160,000 and interest accrues on the outstanding balance at 1.5% per annum. The note is payable in two installments, the first installment of $50,000 was due within 90 days after closing and the second installment of $110,000 is due within 150 days after closing.

The second promissory note has an initial principal balance of $400,000 and interest accrues on the outstanding balance at 5.0% per annum. Interest-only payments are due each month beginning July 1, 2016. Principal is due in three equal installments of $133,333 on the first, second and third anniversaries of the effective date of the closing date.

Our Legacy Business

On June 15, 2016, we entered into an asset purchase agreement to sell our legacy ancillary network business to HealthSmart. The purchase agreement contains customary representations, warranties, covenants, indemnification provisions, and closing conditions, and we anticipate closing the transaction in third or fourth quarter of 2016.

We have concluded that our legacy ancillary network business qualifies as discontinued operations. Accordingly, the financial results from the ancillary network business for the periods ended June 30, 2016 and 2015 are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of June 30, 2016 and 2015. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth a comparison of consolidated statements of operations by our business segments and shared services for the respective three months ended June 30, 2016 and 2015.

	June 30, 2016				June 30, 2015				Change
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	$	%
Urgent and primary care net revenues	$3,638	$5,095	$-	$8,733	$2,354	$5,604	$-	$7,958	$775	10%
Service revenue	617	-	31	648	-	-	-	-	648
Total revenue	4,255	5,095	31	9,381	2,354	5,604	-	7,958	1,423	18%
Operating expenses:
Ancillary network provider payments	-	3,667	-	3,667	-	4,137	-	4,137	(470)	-11%
Ancillary network administrative fees	-	354	-	354	-	194	-	194	160	82%
Ancillary network other operating costs	-	804	-	804	-	933	-	933	(129)	-14%
Ancillary network prepaid write-off	-	-	-	-	-	487	-	487	(487)	-100%
Salaries, wages, contract medical professional fees and related expenses	3,183	-	541	3,724	2,156	-	1,224	3,380	344	10%
Facility expenses	370	-	111	481	266	-	83	349	132	38%
Medical supplies	174	-	-	174	174	-	-	174	-	0%
Other operating expenses	612	-	900	1,512	553	-	942	1,495	17	1%
Intangible asset impairment	-	-	-	-	520	-	-	520	(520)	-100%
Depreciation and amortization	183	-	44	227	151	122	19	292	(65)	-22%
Total operating expenses	$4,522	$4,825	$1,596	$10,943	$3,820	$5,873	$2,268	$11,961	$(1,018)	-9%

Operating income (loss), including discontinued operations	$(267)	$270	$(1,565)	$(1,562)	$(1,466)	$(269)	$(2,268)	(4,003)	2,441	-61%

Other (income) expense:
(Gain) on cancellation of acquisition promissory note				(90)				-	(90)
(Gain)/loss on disposal of assets				(361)				-	(361)
Interest expense:
Interest expense				126				93	33	5%
(Gain)/loss on warrant liability, net of deferred loan fee amortization				376				(757)	1,133	-150%
Total other expense and interest expense				51				(664)	715	-108%
Loss before income taxes, including income (loss) on discontinued operations				$(1,613)				$(3,339)	$1,726	-52%

* Presented as a discontinued operations in statement of operations.

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss before depreciation of $84,000 and an operating loss before depreciation of $1.3 million, respectively, for the three months ended June 30, 2016 and 2015, an improvement of $1.2 million over the prior year period. We entered the urgent and primary care business in May 2014 and we currently own or operate 10 urgent and primary care centers in the east and southeastern United States. The following factors, among several others, contributed to the reduction in our segment operating loss in the three months ended June 30, 2016:

•	the execution of our strategic plan by our new executive management team;
•	full-quarter inclusion of Medac results;
•	improvements to revenue cycle;
•	implementation of several cost reduction measures; and
•	the sale of our two Virginia clinics

Current period operating loss before depreciation is largely attributable to the predictable reduction in patient volume we experience due to the seasonality of the business. We generally see an increase in our patient visits during winter months due to a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses. Conversely, the late spring and summer months tend to result in fewer patient visits and therefore, less revenue.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. Our urgent and primary care business net revenues increased to $3.6 million, or 55% over the prior year period.

For the three months ended June 30, 2016, we experienced, in the aggregate, approximately 34,000 patient visits, which resulted in an average of 33 patient visits per day per center and the average reimbursement per patient visit excluding service revenue was approximately $107. For the three months ended June 30, 2015, we experienced, in the aggregate, approximately 20,000 patient visits, which resulted in an average of 22 patient visits per day per center and the average reimbursement per patient visit was approximately $118. We believe our patient volume figures, and therefore our revenue, will improve at our centers as we continue our marketing and advertising efforts in our target markets. Contributing to this projected increase will be the expansion of our occupational medicine service line (on-the-job injuries, pre-employment drug screens, pre-employment physicals), which we intend to grow through our direct marketing efforts.

Salaries, Wages, Contract Medical Professional Fees and Related Expenses

Salaries, wages, contract medical professional fees and related expenses are the most significant operating expense components of our urgent and primary care business and consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times. Salaries, wages, contract medical professional fees and related expenses for the three months ended June 30, 2016 increased $1.0 million, or 48%, over the prior year period. The increase is largely attributable to the addition of the four Medac centers offset by closed and sold facilities no longer in operation this period.

For the three months ended June 30, 2016 and 2015, salaries, wages, contract medical professional fees and related expenses were 87% and 92%, respectively, of our urgent and primary care business net revenues. The reduction in the current year period was the result of, among other things, a decreased usage of temporary and other higher-cost medical providers. Temporary medical providers are generally between 15% and 40% more expensive than our typical, full-time providers. We intend to continue to focus on recruiting and retaining talented physicians and mid-level providers, which we believe will further reduce our clinic staffing costs.

Facility Expenses

Facility expenses consist of our urgent and primary care centers’ rent, property tax, insurance, utilities, telephone, and internet expenses. Facility expenses for the three months ended June 30, 2016 increased $104,000, or 39%, over the prior year period. For the three months ended June 30, 2016 and 2015, facility expenses were 10% and 11%, respectively, of our urgent and primary care business net revenues. The increase in expenses was due to our operation of the four additional Medac facilities during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, offset by closed and sold facilities no longer in operation this period.

Medical Supplies

Medical supplies consist of medical, pharmaceutical, and laboratory supplies used at our centers. For the three months ended June 30, 2016 and 2015, medical supplies expenses were 5% and 7%, respectively, of our urgent and primary care business net revenues. The decrease in expenses was due to more efficient management, our 2015 consolidation of medical supplies vendors, and entry into a group purchasing relationship to gain access to certain preferential pricing terms for certain supply and service items. We believe we will continue to benefit from these actions as we continue to operate our urgent and primary care centers.

Other Operating Expenses

Other operating expenses (including electronic medical records, computer systems and maintenance and support) primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, merchant fees, equipment rental and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. Other operating expenses increased $59,000, or 11%, over the prior year period.

The increase was due to our operation of more facilities during the three months ended June 30, 2016 than during the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, other operating expenses were 17% and 23% , respectively, of our urgent and primary care business net revenues.

Depreciation and Amortization

Depreciation and amortization primarily consists of depreciation and amortization related to our medical property and equipment. Depreciation and amortization in the first three months of 2016 increased $32,000, or 21%, over the prior year period. The increase was due to our operation of more facilities during the three months ended June 30, 2016 than during the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, depreciation and amortization expenses were 5% and 6%, respectively, of our urgent and primary care business net revenues.

Ancillary Network Business

Since October 1, 2014, HealthSmart has managed our ancillary network business under the management agreement discussed above. We experienced deterioration in our ancillary network business segment beginning in 2015 due to continuing changes in the healthcare marketplace. We reported operating income of $270,000 for the three months ended June 30, 2016 compared to an operating loss of $269,000 for the three months ended June 30, 2015. This increase in operating income of $539,000 is due primarily to a $487,000 write-off of an advance to one of our ancillary network customers in the prior year period.

As discussed above, we concluded that this line of business qualifies as discontinued operations as of June 30, 2016. Accordingly, financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of June 30, 2016. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

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

As of June 30, 2016, shared services employed 12 full-time employees compared to 17 at June 30, 2015. Shared services expenses totaled $1.6 million and $2.3 million, respectively, for the three months ended June 30, 2016 and 2015, a decrease of $0.7 million, or 30%. The decrease was primarily due to significant reductions in corporate staff and professional fees.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth a comparison of consolidated statements of operations by our business segments and shared services for the respective six months ended June 30, 2016 and 2015.

	June 30, 2016				June 30, 2015				Change
	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	Urgent and Primary Care	Ancillary Network*	Shared Services	Total	$	%
Urgent and primary care net revenues	$8,050	$9,790	$-	$17,840	$5,026	$11,347	$-	$16,373	$1,467	9%
Service revenue	1,211	-	31	1,242	-	-	-	-	1,242
Total revenue	9,261	9,790	31	19,082	5,026	11,347	-	16,373	2,709	17%
Operating expenses:
Ancillary network provider payments	-	6,923	-	6,923	-	8,468	-	8,468	(1,545)	-18%
Ancillary network administrative fees	-	678	-	678	-	524	-	524	154	29%
Ancillary network other operating costs	-	1,620	-	1,620	-	1,905	-	1,905	(285)	-15%
Ancillary network prepaid write-off	-	-	-	-	-	487	-	487	(487)	-100%
Salaries, wages, contract medical professional fees and related expenses	6,720	-	1,010	7,730	4,330	-	2,126	6,456	1,274	20%
Facility expenses	811	-	195	1,006	518	-	193	711	295	41%
Medical supplies	384	-	-	384	398	-	-	398	(14)	-3%
Other operating expenses	1,367	-	1,748	3,115	1,025	-	2,518	3,543	(428)	-12%
Intangible asset impairment	-	-	-	-	520	-	-	520	(520)	-100%
Depreciation and amortization	377	-	72	449	300	247	36	583	(134)	-23%
Total operating expenses	$9,659	$9,221	$3,025	$21,905	$7,091	$11,631	$4,873	$23,595	$(1,690)	-7%

Operating income (loss), including discontinued operations	$(398)	$569	$(2,994)	$(2,823)	$(2,065)	$(284)	$(4,873)	(7,222)	4,399	-61%

Other (income) expense:
(Gain) on cancellation of acquisition promissory note				(90)				-	(90)
(Gain)/loss on disposal of assets				(361)				-	(361)
Interest expense:
Interest expense				233				176	57	32%
(Gain)/loss on warrant liability, net of deferred loan fee amortization				846				(388)	1,234	-318%
Total other expense and interest expense				628				(212)	840	-396%
Loss before income taxes, including income (loss) on discontinued operations				$(3,451)				$(7,010)	$3,559	-51%

* Presented as a discontinued operations in statement of operations.

Our Urgent and Primary Care Business

Our urgent and primary care business segment reported an operating loss before depreciation of $21,000 and an operating loss before depreciation of $1.8 million, respectively, for the six months ended June 30, 2016 and 2015, an improvement of $1.8 million over the prior year period. A portion of the operating loss in the six months ended June 30, 2016, is attributable to lower collections than originally estimated on accounts receivable outstanding as of December 31, 2015. We entered the urgent and primary care business in May 2014 and we currently own or operate 10 urgent and primary care centers in the east and southeastern United States. The following factors, among several others, contributed to our decreased segment operating loss in the six months ended June 30, 2016:

•	the execution of our strategic plan by our new executive management team;
•	full-quarter inclusion of Medac results;
•	improvements to revenue cycle;
•	implementation of several cost reduction measures; and
•	closure of one of our underperforming centers and the sale of our two Virginia clinics.

Net Revenues

Net revenues are recognized at the time services are rendered at the estimated net realizable amounts from patients, third-party payors and others, after reduction for estimated contractual adjustments pursuant to agreements with third-party payors and an estimate for bad debts. Our urgent and primary care business net revenues increased $3.0 million, or 60% over the prior year period. For the six months ended June 30, 2016, we experienced, in the aggregate, approximately 72,000 patient visits, which resulted in an average of 35 patient visits per day per center and the average reimbursement per patient visit excluding service revenue was approximately $112. For the six months ended June 30, 2015, we experienced, in the aggregate, approximately 43,000 patient visits, which resulted in an average of 24 patient visits per day per center and the average reimbursement per patient visit was approximately $117. The year over year reduction of average reimbursement per patient visit is partially due to lower collections than originally estimated on accounts receivable outstanding as of December 31, 2015. We believe our patient volume figures, and therefore our revenue, will improve at our centers as we continue our marketing and advertising efforts in our target markets. Contributing to this projected increase will be the expansion of our occupational medicine service line (on-the-job injuries, pre-employment drug screens, pre-employment physicals), which we intend to grow through our direct marketing efforts.

Salaries, Wages, Contract Medical Professional Fees and Related Expenses

Salaries, wages, contract medical professional fees and related expenses are the most significant operating expense components of our urgent and primary care business and consist of compensation and benefits to our clinical providers and staff at our centers. We employ a staffing model at each center that generally includes at least one board-certified physician, one or more physician assistants or nurse practitioners, nurses or medical assistants and a front office staff member on-site at all times. Salaries, wages, contract medical professional fees and related expenses for the six months ended June 30, 2016 increased $2.4 million, or 55%, over the prior year period. The increase is largely attributable to the addition of the four Medac centers offset by a reduction of costs attributable to closed and sold facilities that are no longer operating this period.

For the six months ended June 30, 2016 and 2015, salaries, wages, contract medical professional fees and related expenses were 83% and 86%, respectively, of our urgent and primary care business net revenues. The reduction in the current year period was the result of, among other things, a decreased usage of temporary and other higher-cost medical providers. Temporary medical providers are generally between 15% and 40% more expensive than our typical, full-time providers. We intend to continue to focus on recruiting and retaining talented physicians and mid-level providers, which we believe will further reduce our clinic staffing costs.

Facility Expenses

Facility expenses consist of our urgent and primary care centers’ rent, property tax, insurance, utilities, telephone, and internet expenses. Facility expenses for the six months ended June 30, 2016 increased $293,000, or 56%, over the prior year period. For the six months ended June 30, 2016 and 2015, facility expenses were 10% of our urgent and primary care business net revenues. The increase in expenses was due to our operation of the four additional Medac facilities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, offset by a reduction of costs attributable to closed and sold facilities that are no longer operating this period.

Medical Supplies

Medical supplies consist of medical, pharmaceutical, and laboratory supplies used at our centers. Medical supplies expense in the second quarter of 2016 decreased $14,000, or 4%, from the prior year period. For the six months ended June 30, 2016 and 2015, medical supplies expenses were 5% and 8%, respectively, of our urgent and primary care business net revenues. The decrease in expenses in the current year period was due to more efficient management, our 2015 consolidation of medical supplies vendors, and entry into a group purchasing relationship to gain access to certain preferential pricing terms for certain supply and service items. We believe we will continue to benefit from these actions as we continue to operate our urgent and primary care centers.

Other Operating Expenses

Other operating expenses (including electronic medical records, computer systems and maintenance and support) primarily consist of radiology and laboratory fees, premiums paid for medical malpractice and other insurance, marketing, information technology, non-medical professional fees, including accounting and legal, merchant fees, equipment rental and amounts paid to our third-party revenue cycle manager to bill and collect our urgent and primary care revenue. Other operating expenses increased $342,000, or 33%, over the prior year period. The increase was due to our operation of more facilities during the six months ended June 30, 2016 than during the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, other operating expenses were 17% and 20%, respectively, of our urgent and primary care business net revenues.

Depreciation and Amortization

Depreciation and amortization primarily consists of depreciation and amortization related to our medical property and equipment. Depreciation and amortization in the first six months of 2016 increased $77,000, or 26%, over the prior year period. The increase was due to our operation of more facilities during the six months ended June 30, 2016 than during the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, depreciation and amortization expenses were 5% and 6%, respectively, of our urgent and primary care business net revenues.

Ancillary Network Business

Since October 1, 2014, HealthSmart has managed our ancillary network business under the management agreement discussed above. We experienced deterioration in our ancillary network business segment beginning in 2015 due to continuing changes in the healthcare marketplace.

We reported operating income of $569,000 for the six months ended June 30, 2016 compared to an operating loss of $284,000 for the six months ended June 30, 2015. This increase in operating income of $853,000 is due to a 4% increase in provider margin and a $487,000 write-off of an advance to one of our ancillary customers in the prior year period.

As discussed above, we concluded that this line of business qualifies as discontinued operations as of June 30, 2016. Accordingly, financial results for the ancillary network business are presented as discontinued operations in our consolidated statements of operations, and the related asset and liability accounts are presented as held for sale as of June 30, 2016. Amounts previously reported have been reclassified, as necessary, to conform to this presentation to allow for meaningful comparison of continuing operations.

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

As of June 30, 2016, shared services employed 12 full-time employees compared to 17 at June 30, 2015. Shared services expenses totaled $3.0 million and $4.9 million, respectively, for the six months ended June 30, 2016 and 2015, a decrease of $1.9 million, or 39%. The decrease was primarily due to significant reductions in corporate staff and professional fees.

Liquidity and Capital Resources

We had negative working capital of $14.6 million at June 30, 2016 compared to negative working capital of $13.2 million at December 31, 2015. The decrease in working capital was primarily due to a $2.3 million decrease in cash used to fund losses, a $0.6 million increase in notes receivable due to the sale of our Virginia locations, a $0.6 million decrease in accrued liabilities, and a $0.5 million decrease in liabilities of assets held for sale. We expect to incur additional operating losses unless we acquire or develop sufficient centers to generate positive operating income.

Our financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and satisfaction of liabilities in the normal course of business. Based on the information herein, there is a substantial doubt as to the Company’s ability to continue as a going concern. We expect to need additional capital during 2016 to fund anticipated operating losses, to satisfy our debt obligations as they become due and to continue to improve the operating performance of our urgent and primary care business; however, there are no assurances we will be able to secure this capital at terms acceptable to us or at all. We may seek to raise such capital through the sale of assets or through one or more public or private equity offerings, debt financings, borrowings or a combination thereof. However, we currently have no plans to conduct equity offerings to raise capital. If we raise funds through the incurrence of additional debt or the issuance of debt securities, the lenders or purchasers of debt securities may require security that is senior to the rights of our common stockholders. In addition, our incurrence of additional debt could result in the imposition of covenants that restrict our operations or limit our ability to achieve our business objectives. The issuance of any new equity securities would likely dilute the interest of our current stockholders. In light of our historical performance, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to, among other things, abandon our expansion plans, which would have a material adverse impact on our business prospects and results of operations. In addition, we may be required to reduce our operations, including further reductions in headcount, and sell assets. However, we may be unable to sell assets or undertake other actions to meet our operational needs. As a result, we may be unable to pay our ordinary expenses, including our debt service, on a timely basis, and we may therefore determine to exit the urgent and primary care business. The table below reconciles the loss before income taxes to the net decrease in cash for the six months ended June 30, 2016:

Loss before income taxes	$(3,451)
Borrowings under line of credit and notes	2,339
Depreciation and amortization	449
(Gain) on cancellation of acquisition promissory note	(90)
Payment of deferred offering costs	(422)
(Gain) on sale of assets	(361)
Additions to property and equipment	(257)
Liabilities held for sale	(520)
Other	(17)
Decrease in cash	$(2,330)

Our cash and cash equivalents balance was approximately $299,000 as of June 30, 2016, as compared to $2.6 million as of December 31, 2015. We had borrowing capacity under existing lines of credit of $0 and $700,000, respectively, at June 30, 2016 and December 31, 2015. We extended the maturity of our lines of credit; however, there are no assurances that we will be successful at further extending them at the modified maturity date of June 1, 2017. At August 15, 2016 we had cash available to us of approximately $76,000, and we had $0.5 million of additional borrowing capacity under our lines of credit. We raised equity capital, net of offering costs, of $6.2 million during the year ended December 31, 2015. We have not raised equity capital in 2016.

On December 9, 2015, we consummated a registered firm commitment underwritten public offering and sale (the “2015 Offering”) of (i) 9,642,857 Class A Units, with each Class A Unit consisting of one share of our common stock, par value $0.01 per share (the “Common Stock”) and one immediately exercisable five-year warrant to purchase one share of Common Stock with a warrant exercise price of $0.875 (collectively, the “Class A Units”), (ii) 750 Class B Units, with each Class B Unit consisting of one share of the our Series A Convertible Preferred Stock with a stated value of $1,000 and convertible into 1,429 shares of the Company’s Common Stock and five-year warrants to purchase 1,429 shares of Common Stock, with a warrant exercise price of $0.875 per share (collectively, the “Class B Units” and, together with the Class A Units, the “Securities”) and (iii) immediately exercisable five-year warrants to purchase 370,567 shares of Common Stock with a warrant exercise price of $0.875 per share, sold pursuant to an option we granted to the underwriter, Aegis Capital Corp. (“Aegis”), to purchase additional Securities to cover over allotments. The Securities issued in the 2015 Offering were sold pursuant to an underwriting agreement with Aegis. We received proceeds of $6,221,364, net of all underwriting discounts, commissions and certain reimbursements, pursuant to the underwriting agreement, after legal, accounting and other costs of $1,278,636.

We have two credit agreements with Wells Fargo. On July 30, 2014, we entered into a $5,000,000 revolving line of credit and on December 4, 2014, we entered into a second credit agreement for a $6,000,000 revolving line of credit, which was increased to $7,000,000 on August 12, 2015. Our obligations to repay advances under the credit agreements are evidenced by revolving line of credit notes, each with a fluctuating interest rate per annum of 1.75% above daily one month LIBOR, as in effect from time to time. The July 30, 2014 credit agreement and the December 4, 2014 agreement as amended, both mature on June 1, 2017. The obligations under the credit agreements are secured by all the assets of the Company and its subsidiaries. The credit agreements include ordinary and customary covenants related to, among other things, additional debt, further encumbrances, sales of assets, and investments and lending. As of June 30, 2016, the weighted-average interest rate on these borrowings was approximately 2.19%.

On July 26, 2016, we expanded our borrowing capacity with lines of credit with Wells Fargo by $1,000,0000. The additional funds will be used for working capital and will be due and payable on June 1, 2017, the date all indebtedness is due under our credit agreements. The line extension is governed by all terms and conditions set forth in the existing credit agreements.

On July 28, 2016, we received notice from the bank that the death of one of our guarantors resulted in a technical default under the credit agreements. In the notice, the bank also indicated that although it reserved the right pursue its rights and remedies under the loan documents for such default, that it was electing not to do so as of the date of the notice letter.

Borrowings under the credit agreements are also secured by guarantees provided by certain officers and directors of the Company, among others. On July 30, 2014, we issued to the guarantors of the July 2014 obligations warrants to purchase an aggregate of 800,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The July 2014 warrants vested immediately and are exercisable any time prior to their expiration on October 30, 2019 initially at an exercise price of $3.15 per share. In addition, on December 4, 2014, we issued to the guarantors of the December 2014 obligations warrants to purchase an aggregate of 960,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The December 2014 warrants vested immediately and are exercisable any time prior to their expiration on December 4, 2019 initially at an exercise price of $2.71 per share. In connection with the $1,000,000 increase in the line of credit under the December 2014 credit agreement, on August 12, 2015, we issued warrants to the guarantors to purchase an additional 300,000 shares of our common stock in consideration of their guaranteeing such indebtedness. The August 2015 warrants vested immediately and are exercisable at any time prior to their expiration on August 12, 2020 initially at an exercise price of $1.70 per share.

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

On December 15, 2015, our wholly-owned subsidiary, ACSH Management, purchased from Medac and its shareholders, substantially all the assets used in the operations of its four urgent care centers for $4,370,000 in cash, the assumption of $768,000 in liabilities and a $560,000 note payable that accrues interest at 5% that matures on June 15, 2017. Medac remains an urgent care operating entity, owned by a single physician, with which ACSH Management has entered into various agreements. ACSH Management has the power to direct certain of Medac’s significant activities and has the right to receive benefits from Medac that are significant to Medac. We have determined, therefore, that Medac is a VIE and that ACSH Management is the primary beneficiary. Consequently, we have consolidated Medac and its financial results since the date we closed the Medac Asset Acquisition. ACSH Management has entered into a $1.0 million secured line of credit for the benefit of Medac to fund certain of Medac’s operating losses and to cover costs necessary to expand the Medac brand in North Carolina.

At June 30, 2016, $73,000 was due under promissory notes issued to the sellers in the transactions entered into during the year ended December 31, 2014 to acquire primary and urgent care centers. The notes accrue interest at an annual rate of 5%.

A summary of all acquisition notes issued prior to the Medac Asset Acquisition is as follows:

•	ACSH Urgent Care of Georgia, LLC, or ACSH Georgia, issued a promissory note in the principal amount of $500,000 to CorrectMed, LLC and other sellers. The note provided for simple interest at a fixed rate of 5% per annum, matured on May 8, 2015 and the full amount due thereunder has been paid.

•	ACSH Urgent Care of Florida, LLC issued three promissory notes in the aggregate principal amount of $700,000 to Bay Walk-In Clinic, Inc. One promissory note in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in two installments: $110,000 on August 29, 2015 and $105,000 on August 29, 2016. On October 21, 2015, as a result of certain working capital adjustments, the seller accepted $91,000 in full satisfaction of the note. The second promissory note also in the principal amount of $200,000 bears simple interest at a fixed rate of 5% per annum and is payable in 24 equal monthly installments of $8,776.51 each, beginning on September 30, 2014. We received notification on August 17, 2015 that the third promissory note in the principal amount of $300,000 was cancelled due to the death of the note’s holder. As a result of the cancellation, we recorded a one-time gain of $289,000 in the third quarter of 2015.

•	ACSH Urgent Care Holdings, LLC issued a promissory note in the principal amount of $150,000 to Jason Junkins, M.D. The note is guaranteed by American CareSource Holdings, Inc. and is payable in two equal principal installments of $75,000, plus accrued interest at the rate of 5% per annum, on the first and second annual anniversaries of the closing date, September 12, 2014. The first principal installment was timely paid in 2015. In June of 2016 the remaining installment, plus all accrued but unpaid interest was forgiven in exchange for a reduction of the non-compete radius to which Dr. Junkins was subject. As a result, the full amount of the note is now satisfied in full.

•	ACSH Georgia issued a promissory note in the amount of $100,000 to Han C. Phan, M.D. and Thinh D. Nguyen, M.D. The note matured on the one-year anniversary of the closing date, October 31, 2014 and was satisfied in full in 2015.

•	ACSH Urgent Care of Virginia, LLC issued a promissory note in the principal amount of $50,000 to Stat Medical Care, P.C. (d/b/a Fair Lakes Urgent Care Center) and William and Teresa Medical Care, Inc. (d/b/a Virginia Gateway Urgent Care Center). The note bears simple interest at a fixed rate of 5% per annum, matured on December 31, 2015, and is subject to a working capital adjustment as set forth in the applicable purchase agreement. The note remained outstanding as of June 30, 2016, and we intend to contest whether any payments are due thereunder.

Nasdaq Listing

On May 21, 2015, we received a letter from NASDAQ indicating that as of June 30, 2015, our reported stockholders’ equity of $407,000 did not meet the $2.5 million minimum required to maintain continued listing, as set forth in NASDAQ Listing Rule 5550(b)(1). The letter further stated that as of May 20, 2015 we did not meet either of the alternatives of market value of listed securities or net income from continuing operations.

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

We did not meet the applicable compliance requirements in the specified time period, and as a result, on May 17, 2016, we received notification from NASDAQ that the NASDAQ Listing Qualifications Hearings Panel determined to delist the shares of the Company’s common stock from The NASDAQ Capital Market and that trading in the Company’s common stock would be suspended on The NASDAQ Capital Market effective at the open of business on Thursday, May 19, 2016. The Company's shares were delisted due to the Company’s continuing non-compliance with the stockholders’ equity requirement set forth in NASDAQ Listing Rule 5550(b)(1).

On May 19, 2016, our common stock began trading on the OTC Markets’ OTCQB market tier, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter under the “GNOW” trading symbol.

The delisting of our stock from The NASDAQ Capital Market may adversely affect our ability to, among other things, raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investor interest and the potential loss of business development opportunities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently party to any legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2016, in connection with the extension of the maturity date of our credit agreements to June 1, 2017 and the extension by the guarantors of those credit agreements of their guaranties to the modified maturity date, we issued to those guarantors warrants to purchase an aggregate of 2,000,000 shares of common stock of the Company at an exercise price of $0.21 per share. The warrants vested immediately and are exercisable any time prior to their expiration on June 6, 2026. The warrants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on May 16, 2016.

AMERICAN CARESOURCE HOLDINGS, INC.

Date:	August 16, 2016	By:	/s/ Adam S. Winger
Adam S. Winger
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2016	By:	/s/ Robert Frye
Robert Frye
Interim Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the American CareSource Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statement of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.

